Form 10-K405
period 1999-12-31
WITNESS SYSTEMS INC
filed 2000-03-24
CIK 1097338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-19526
                             ---------------------

                             WITNESS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                        23-2518693
              (State or other jurisdiction of                          (I.R.S. Employer
               incorporation or organization)                         Identification No.)
   1105 SANCTUARY PARKWAY, SUITE 210, ALPHARETTA, GEORGIA                    30004
          (Address of principal executive offices)                        (Zip code)

        Registrant's telephone number, including area code 770-754-1900
                             ---------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 17, 2000, the registrant had 21,500,615 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $390 million based on the closing price of $37.75 per share of such common stock on such date.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its annual meeting of stockholders, scheduled for May 18, 2000, are incorporated by reference to Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Witness Systems, Inc. (together with its subsidiary, unless the context otherwise requires, the "Company" or "Witness") provides business-driven multimedia recording and analysis software that enables companies to enhance their customer interactions across multiple communications media. The Company's software is designed to enable companies to optimize their customer relationship management. As a result, the Company believes its customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention and achieve greater customer intimacy.

     The Company's eQuality software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through multiple media, such as telephone, e-mail and Web chat. The eQuality software records a customer service representative's voice interactions with a customer as well as the customer service representative's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. Supporting the need for Web-based customer interactions driven by the growth of the Internet and eCommerce, eQuality enables companies to also capture, evaluate and analyze e-mail and Web chat sessions. In addition, eQuality allows companies to selectively record and analyze customer interactions on any of these mediums based on business criteria which they define, such as key customers, important marketing campaigns, new product introductions and selected customer service representative, or CSR, criteria.

     Witness currently provides software to an extensive base of large companies with multiple contact centers, including American Express, Bank of America, Bell Atlantic Mobile, Capital One, Chase Manhattan Bank, CheckFree, CompUSA, Discover, EDS, Federal Express, Federated Department Stores, General Motors/Saturn, GTE, IBM, MCI WorldCom, Merck-Medco, SABRE, Southern Company, TCI Cablevision, Travelocity.com, USAA, VISA, Wells Fargo and Xerox. As of December 31, 1999, the Company had licensed its software to over 135 customers at over 325 sites.

INDUSTRY BACKGROUND

     Developing and maintaining long-term customer relationships is critical to the success of businesses operating in a competitive global marketplace. The rapid growth of the Internet and eCommerce has increased the importance companies place on their customer relationships. Because the Internet enables consumers to easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at relatively low cost, it is becoming more difficult for businesses to develop long-term relationships with their customers. As the use of the Internet expands as a business platform, the need for personal contact is essential to enabling a higher quality customer experience. The integration and optimization of customer contacts across all communications media is, therefore, becoming a strategic and tactical business requirement.

     In response to these trends, companies are adopting customer relationship management initiatives seeking to increase the longevity and profitability of their customer relationships. To effect these initiatives, companies have developed software applications to automate and evaluate key sales, marketing and customer service processes and improve the effectiveness of their customer interactions. According to META Group, industry leading enterprises are responding to the steadily increasing competitive pressures and are focusing on customer relationship management as their most valuable post-year 2000 technology investment. In a press release, AMR Research predicted that the market for customer relationship management will grow at a compound annual rate of 49% from 1998 to 2003, reaching $16.8 billion by 2003. Historically, the focus of customer relationship management applications has been on improving the companies' internal sales, marketing and customer service processes.

     Competitive pressures resulting from the emergence of the Internet and eCommerce have required companies to shift the focus of their customer relationship management initiatives from improving their internal operations to meeting the needs of their customers. Companies are developing a new set of business principles that place a greater value on improving customer satisfaction and enhancing employee skills to foster customer relationships and increase customer intimacy. Witness believes that companies, with a better understanding of the characteristics and preferences of their customers, will be able to more effectively customize product and service offerings that result in increased customer retention. In addition, these companies will be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand.

     To understand and improve customer relationships, a company must first improve its specific business processes that involve a high degree of direct customer interaction. Today, many of a company's direct customer interactions occur through call centers. These call centers are generally staffed by telephone operators, often referred to as call center agents, who process a steady flow of outbound or inbound telephone calls relating to the company's products and services. Call centers generally consist of supervisor and agent workstations linked to a central telephone switch and a common computer system. Frost & Sullivan estimates that there are now more than 100,000 call centers worldwide, a number that is expected to grow to 300,000 by 2001. As a result of this widespread market adoption, companies have increased their focus on developing and improving the efficiency of their call center operations.

     Historically, call centers have had the ability to handle only limited telephone and other voice interactions. These call centers have generally focused on either conducting outbound calls, for functions such as collections and product sales, or on managing inbound calls, for purposes such as product support, order processing or customer service. The growth of the Internet and the increased focus of businesses on optimizing relationships with their customers have contributed to the evolution of traditional single-function, telephone-based call centers into multi-functional, multi-channel customer interaction centers, or contact centers. The emergence of multi-channel customer contact centers has generally increased the volume and complexity of tasks that call center agents are required to perform. As a result, traditional single-function call center agents must now assume more valuable, multi-function customer service responsibilities. Companies are now attempting to apply the best practices from the call center industry to the rapid, electronic, high-volume customer interactions associated with the Internet.

     Customer service representatives are now required to effectively handle multiple tasks that involve interaction across a growing number of customer touch points, including telephone, the electronic exchange of text messages over the Internet, commonly referred to as Web chat, and e-mail. For example, certain Web-based consumers may have the option to select a "call me now" button which initiates a Web chat or direct telephone interaction with a customer service representative. While Web-based customer interactions are expected to continue to grow rapidly, Jupiter Communications estimates that 90% of all online customers still prefer human interaction. In addition, companies have discovered that the success of their marketing initiatives depends on their ability to rapidly make adjustments to these campaigns as they progress. The Company believes these adjustments are best effected at the direct point of customer contact, which Witness believes is increasingly occurring through the contact center. The increasing importance of developing long-term customer relationships, the growing complexity of the customer service representative's job and the opportunity to manage marketing initiatives through the customer contact center have combined to dramatically increase the need for companies to provide an effective means to record, evaluate and analyze their customer interactions.

     A number of applications have emerged to attempt to address the need to better manage these interactions. However, the Company believes that most currently available solutions do not adequately address the importance of optimizing customer interactions through recording at the point of contact, evaluation of the customer contact and analysis of customer service representative performance. For example, current solutions require companies to record every call center telephone call and store these calls on large-scale proprietary hardware systems. These solutions do not allow a company to selectively record, retrieve, evaluate and analyze specific customer interactions based on criteria selected by the company. Consequently, companies who employ these existing solutions have only a limited ability to actively evaluate and improve their customer interactions which in turn limits their ability to attract and retain customers. As a result, Witness believes that there is a significant opportunity in the marketplace for a comprehensive, integrated multimedia solution which optimizes a company's customer interactions.

THE EQUALITY SOLUTION

     Witness provides business-driven multimedia recording and analysis software that enables companies to enhance their customer interactions. As a result, the Company believes its customers are able to generate additional revenue opportunities, improve profitability and enhance customer retention. Witness believes its software and services provide the following key business benefits:

     - Increases revenue opportunities. The eQuality software enables companies to analyze customer interactions, incorporating data from their existing databases and systems. As a result, companies are able to customize their sales and marketing efforts to individual customer preferences or tendencies, improve the selling techniques of their customer service representatives and sell additional complementary or higher-end products and services to their existing customers. Consequently, Witness believes companies utilizing its software can generate additional revenue opportunities.

     - Enables improved profitability. Because the eQuality solution improves the overall quality of companies' interactions with their customers, costs associated with customer turnover are reduced. By providing CSRs with better training, companies can improve the efficiency of CSRs by reducing their average "talk time," which results in decreased total telephone charges and a reduced total number of CSRs needed to handle the same volume of customer interactions. Because the eQuality software enables the evaluation of individual CSR performance, companies can customize incentives to reward CSRs. Witness believes these customized incentives, together with effective feedback and training, leads to increased CSR job satisfaction, retention of high quality CSRs and reduced costs related to CSR turnover. According to the 1999 Purdue University Call Center Benchmark Report, inbound call center turnover averages 26% and the average cost to acquire a CSR is $6,398. This data, combined with the estimates from PELORUS Group, translates into an aggregate CSR turnover cost of approximately $5.5 billion.

     - Enhances customer retention. Using the eQuality software, companies can develop more intimate knowledge of their customers, which should improve the overall quality of products and services being delivered to customers. Witness believes that the growth in Internet-related commerce and services will increase the importance customers place on high-quality and consistent customer service. The Yankee Group estimates that the average cost to acquire a single customer by Amazon.com, eBay and Preview Travel has risen approximately 45% from the second quarter of 1998 to the second quarter of 1999. It is imperative that companies retain these costly new customers to capitalize on their investment. As a result, Witness believes that companies who deliver excellent service to their customers will develop longer-term, more profitable customer relationships.

     The Company believes that it is able to provide these key business benefits through the innovative features of its software solution, which include the following:

     - Enables synchronized replay of voice and computer desktop data. The eQuality software records a CSR's voice interaction with a customer, as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, companies can observe and analyze complete customer interactions as they actually occurred. This enables companies to not only evaluate the behavior of their customer service representatives, but also to determine whether the necessary technology resources for customer support are readily available to them and whether they are making effective and efficient use of available technology resources.

     - Captures customer interactions across multiple communications media. The eQuality software captures customer interactions from a variety of communications media, including telephone, Web chat and e-mail. This multimedia capability allows companies to deliver consistent, high quality customer service regardless of the communication channel.

     - Records based on company-selected criteria. Companies using the eQuality software can record customer interactions based on selected criteria, which Witness refers to as business-driven recording. This enables companies to define specific business criteria to trigger recording and analysis of information, such as key customers, important marketing campaigns, new product introductions and selected customer service representatives. Further, companies can define critical business events to trigger the capture of the interaction, such as customer problems which have reached a certain severity level. Companies can then use this information to quickly evaluate the performance of targeted business initiatives and to adjust those initiatives for higher market impact.

     - Provides performance analysis and feedback. The eQuality Evaluation software facilitates the review, evaluation and scoring of customer service representatives, providing an immediate performance summary. Using the eQuality Analysis software, a user can combine important data derived from eQuality Evaluation with data derived from many other business applications, such as customer relationship management and enterprise resource planning software and integrated telephony applications. For instance, a company can evaluate quality scores obtained from eQuality Evaluation with sales achievement data received from a sales tracking system to ensure CSRs are not compromising the quality of their customer interactions to sell new products. The resulting information, which is presented in easy-to-use formats, such as reports, graphs and tables, allows companies to provide more meaningful feedback to CSRs on their performance and better analyze the overall operation of the contact center.

     - Integrates with third party software and hardware. The eQuality software is designed to integrate with a variety of third-party software, such as customer relationship management and enterprise resource planning applications. In addition, the eQuality software is designed to integrate or be compatible with a company's existing telephony and computer network hardware and software such as telephone switches, automated telephone dialers and computer-telephony integration systems. This allows companies to capitalize on their existing infrastructure and gain the benefits of the Company's software with minimal additional investment.

     - Provides an open architecture that scales to support small to large installations. The eQuality software operates on the Windows NT platform and is compatible with standard voice cards and databases. Also, the software can capture and record computer screen activity from customer service representative workstations that are running any of a variety of operating systems. By utilizing off-the-shelf hardware and software, the Company's customers are able to implement and support the Witness products at a relatively low cost. Because the software is scalable, it can support the needs of a small single site as well as large multi-site installations. For example, the eQuality software is currently being used at a customer installation with approximately 7,000 CSRs. In addition, it can be expanded to accommodate an increasing number of CSRs with minimal hardware and software investment.

     - Enables rapid deployment. Because of the software's features, extensive third party integration, open architecture and implementation process, Witness can typically implement its software at a customer's initial site within 30 to 45 days from the date the software agreement is signed by a new customer. The Company ordinarily completes the actual software installation within three to five days. Since the detailed project planning occurs during installation at the first site, Witness can typically implement its software at additional sites in five to seven days. Most of the Company's target market consists of large corporations with many customer contact centers, and Witness has significant experience with customers purchasing its software for multiple sites. As a result, rapid deployment is important in that it allows those customers to quickly implement and begin realizing the benefits of the eQuality software.

STRATEGY

     The Company's objective is to be a leading provider of software that enables companies to optimize their customer interactions across multiple communications media, including telephone, Web chat, eCommerce, Internet self-service and e-mail. Key elements of Witness' strategy include the following:

     - Extend the breadth and depth of product offerings. Witness intends to continue to invest in research and development to enhance its current software and build new software to address the growing needs of companies that seek to better manage their customer relationships across multiple communications media. The Company also intends to extend its Web-based capabilities, such as the recording and analyzing of integrated eCommerce, Internet self-service, e-mail and voice interactions. Additionally, Witness plans to expand the number of third-party applications with which its software can integrate.

     - Increase sales to existing and new customers. A majority of Witness' existing customers are large companies that have multiple contact centers. While the Company has been successful in penetrating these customers and installing its software at more than one contact center, the Company has not yet installed its software at a majority of their contact centers. Witness intends to capitalize on the success of its initial installations, use its direct sales force and emphasize the scalability and rapid deployment of its software to increase the number of installations at existing customer sites which have not yet installed its software. The Company also plans to continue pursuing new customer accounts with multiple contact centers through its existing sales force and its network of strategic relationships.

     - Expand the network of application software and Internet infrastructure business alliances. Witness intends to expand its network of business alliances with complementary application software and Internet infrastructure providers to increase the number of products with which its software is compatible. The Company believes the demand for its software will increase as it becomes compatible with an increasing number of customer relationship management, enterprise resource planning and Internet infrastructure applications. In addition, expanding this network of business alliances will enable Witness to generate new sales leads as its business alliances recommend its products to their customers. Currently, the Company has business alliances with the following application and Internet infrastructure providers: Siebel Systems, Clarify, Cisco/Geotel, Genesys, eShare, Kana, eGain, Brightware, Mustang.com and Davox.

     - Expand international presence. Witness currently maintains small direct sales forces in the United Kingdom and Stockholm, Sweden. In the future, the Company plans to expand its direct and indirect sales channels in Europe, the Asia Pacific region and Latin America, with particular attention to areas that are actively adopting customer relationship management solutions.

PRODUCTS

     The eQuality software initiates recording of customer interactions based on criteria selected by companies and facilitates retrieval and analysis of the recorded information. It records a customer service representative's voice interaction with a customer as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. The voice and data are captured and stored on a computer disk for synchronized evaluation and analysis. By capturing both voice and desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. The captured interactions can then be selectively retrieved, combined with information from a company's other business systems, such as customer relationship management and enterprise resource planning software, analyzed and presented in a number of summary or detailed formats. The eQuality software thus enables companies to evaluate the effectiveness of its CSRs, improve contact center performance and profile their customers' characteristics and preferences to create customized product and service offerings.

     An integral feature of eQuality is business-driven recording, which allows a company to record specific customer interactions based on criteria that it selects. Using eQuality, a company can define business rules that trigger recording of selective customer interactions that are particularly critical to its operating performance. For example, a company may use eQuality to record customer interactions based on a number of criteria, including:

     - Key customers. The eQuality software can selectively record all calls from specific classes or groups of customers having common traits or characteristics. Examples include customers with certain sales or asset levels or customers having a particular importance to the company.

     - Important marketing campaigns. All calls associated with particular marketing campaigns can be recorded so that the effectiveness of the campaign can be evaluated while the initiative is in process. Consequently, adjustments can be made proactively to optimize performance of the campaign.

     - Target Products. Interactions that relate to targeted products can be identified and recorded to allow businesses to evaluate product design, installation and service issues. Examples include selected calls related to new product introductions, key revenue-producing products and particularly profitable products.

     - Selected customer service representative considerations. Calls that are handled by specific CSRs can be sampled so that supervisors can more effectively monitor and train CSRs. Examples include newly hired CSRs, CSRs that are not achieving desired performance levels, and CSRs working with a new medium, such as e-mail or Web chat.

     By recording only critical customer interactions based on business rules, companies have fewer interactions to store and therefore significantly lower storage requirements. Further, the software's data capture technique allows companies to utilize minimal network bandwidth by sending across the network only the changed areas of a CSR's computer desktop screen. The result is a lower total cost of ownership.

     In addition, the eQuality software is designed to integrate or be compatible with a company's existing telephony and computer network hardware and software. The software is designed to run on a server which employs the Windows NT operating system. In addition, it can capture and record computer screen activity from CSR workstations that are running any of a variety of operating systems, including Windows 3.1, Windows 95/98, Windows NT, OS/2, Sun Solaris, HP(UX)3270 and AS/400.

     The eQuality suite of products is comprised of the following modules:

     eQuality Balance. eQuality Balance records a customer service representative's voice interaction with a customer and the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. The captured voice and desktop activity can then be synchronized during replay, allowing companies to observe and analyze complete customer interactions as they actually occurred. This enables companies to evaluate the performance of CSRs, determine whether the necessary technology resources for customer support are available to the CSRs and ascertain whether the CSRs are making effective and efficient use of these resources. Supervisors can use this information to train CSRs, improve company systems and resources designed to support CSRs and enhance the quality of the services being delivered to customers.

     eQuality Interactive and eQuality Response. The eQuality Interactive and eQuality Response applications allow a company to record Internet interactions, including Web chat, instant messaging, guided browser sessions and e-mail, based on user-defined business rules. These applications enable companies to gauge the effectiveness of their CSRs' Internet skills, refine newly implemented Internet processes and optimize the effectiveness of their Web technology deployments. In combination with eQuality Balance, companies are able to deliver consistently high standards of service regardless of the medium.

     eQuality Evaluation. The eQuality Evaluation application facilitates the review, evaluation and scoring of CSRs, providing an immediate summary of a CSR's performance. Using eQuality Evaluation, CSR supervisors can build custom evaluation forms which are designed to collect information about aspects of a CSR's performance that are most important to them. Supervisors and others can input information regarding a CSR's performance into the form, which is then collected in a database. The collected information can be retrieved, presented in a summary format, analyzed and ultimately used to measure and improve a CSR's performance.

     eQuality Evaluation can reveal problem areas, issues, trends and opportunities. Supervisors and others with access to eQuality Evaluation can review CSRs' performance and determine opportunities to increase their skill levels through training. Supervisors can compare CSRs' performance to current goals and provide more realistic future goals.

     Historically and at present, eQuality Balance was and is licensed together with the eQuality Evaluation software. Through December 31, 1999, the Company derived all of its license revenues from the sale of these two products.

     eQuality Analysis. eQuality Analysis provides a more comprehensive analysis of customer interaction and CSR performance by bridging the disparate information systems of a company. Using eQuality Analysis, a company can combine data derived from eQuality Evaluation with data derived from information obtained from a company's other business systems, such as customer relationship management and enterprise resource planning software and integrated telephony applications. Combining multiple sources of data from within the company into a common analysis and reporting system allows for a more thorough evaluation of CSR and overall contact center performance. Recognizing the importance of multi-channel contact centers, the Company has designed eQuality Analysis to integrate with business systems that collect data from a broad range of communications media. eQuality Analysis became generally available during the quarter ended September 30, 1999, and the Company has not yet recognized any revenues from eQuality Analysis.

     eQuality Analysis measures the performance of a company's contact center based on criteria selected and weighted by the company. This performance index allows a company to prioritize its key business drivers. For instance, a company can evaluate quality scores obtained from eQuality Evaluation with sales achievement data received from a sales tracking system to ensure CSRs are not compromising the quality of their customer interactions to sell new products.

     eQuality Analysis features the flexibility to produce a wide array of summary and detailed analyses in easy-to-use formats, such as reports, graphs and tables. Reporting features include Web-publishing capabilities, which allow contact center managers to create reports in an HTML format, view them online or print them for distribution. Additionally, CSRs are able to view their scores by simply accessing the corporate Intranet.

PROFESSIONAL SERVICES

     The Company's professional services group plays an integral role in installing its software and training and supporting its customers. Specifically, Witness provides the expertise, professional consulting staff and technology tools to install its software and provide ongoing support to its customers. The Company's experienced installation professionals work with the customer to build a solid technical infrastructure that supports the software's applications.

     An initial implementation engagement typically lasts 30 to 45 days from the date the software agreement is signed by a new customer, and involves the planning, configuration, testing and installation of the Company's software. Generally, the actual software installation takes three to five days. The Company believes these installation projects allow its consultants and systems engineers to gain industry-specific knowledge that can be used in future projects and products.

     In addition to installing the software and supporting customers, the professional services team works closely with the internal research and development organization to help enhance software solutions. Experience gained by the professional services group through ongoing software installation is regularly conveyed to the development staff. The Company's research and development organization then capitalizes on this experience to design enhancements to the software. The services staff also maintains a technical support hotline.

CUSTOMERS

     The Company's target customers include companies in a number of industries having at least one contact center. As of December 31, 1999, Witness had licensed its software to over 135 customers at over 325 sites. To date, customer installations have ranged from as small as one contact center having 25 CSRs, to customers with 14 contact centers having an aggregate of approximately 7,000 CSRs.

FINANCIAL SERVICES             TECHNOLOGY & TELECOM         OTHER
------------------             --------------------         -----
American Express               Alltel Communications        7C Ltd
Bank of America                Bell Atlantic Mobile         ADP
BB&T                           BellSouth                    Carlson Wagonlit Travel
Capital One                    CCH                          Federal Express
Chase Manhattan Bank           CheckFree                    General Motors/Saturn
Fleet Bank                     EDS                          Georgia Pacific
Discover Financial Services,   GTE                          International Paper
 formerly Novus                IBM                          Maytag
Liberty Health                 MCI WorldCom                 McKesson/HBOC
PNC Bank                       McLeod USA                   Merck-Medco
VISA                           MediaOne                     Norcross Teleservices
Wells Fargo                    MTT Mobility                 PC ServiceSource
                               TCI                          Pepsi
UTILITIES                      Travelocity.com              Promus Hotels
---------                      WebLink Wireless             SABRE
First Energy                   Xerox
Niagra Mohawk
Northeast Utilities            RETAIL
Southern California Edison     ------
Southern Company               BMG Direct
Wisconsin Power and Light      CompUSA
                               Federated Department Stores
                               Fingerhut
                               Victoria's Secret

     Two customers accounted for 28% of the Company's revenues in 1997. Two other customers accounted for 27% of the Company's revenues in 1998. In 1999, no customer accounted for 10% or more of the Company's revenues.

SALES AND MARKETING

     The Company sells its software primarily through a combination of a direct sales force and resellers. As of December 31, 1999, Witness had 11 sales offices in the United States, one in Canada and two in the United Kingdom, and its sales and marketing organization consisted of 59 employees worldwide.

     To date, substantially all of the Company's revenues have been generated through its direct sales force, which consisted of 35 sales people in 14 locations as of December 31, 1999. The direct sales force consists of sales agents and regional managers. In addition to qualified leads generated internally, the direct sales force also pursues qualified leads provided by companies with whom Witness has formal or informal referral agreements. These agreements are not exclusive and may be terminated by either party.

     The Company develops strategic marketing alliances with leading companies in its industry to expand the coverage and support of its direct sales force. These relationships may include joint marketing campaigns and selling strategies. Separate from the direct sales force, the Company's business development personnel are responsible for the initiation, negotiation and completion of these partnerships. Witness currently has these relationships with Siebel Systems, Clarify, Cisco/Geotel, Genesys, eShare, Kana, eGain, Brightware and Mustang.com.

     In addition to the direct sales force, Witness has agreements with MCI WorldCom and Rockwell under which they resell the Company's software. To support this indirect sales channel, the Company's business development personnel provide information and training to these companies' sales personnel so that they are better able to educate potential customers about the benefits of its software and services. The Company's agreements with its resellers are not exclusive and may be terminated by either party.

     The Company's direct sales cycle typically begins with the qualification of a sales lead or the request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer using the software and contract negotiation. The sales cycle can vary substantially from customer to customer but typically lasts three to six months, and is considered completed with the signing of the contract. Historically, most of the Company's customers have expanded their use of the software's solutions to expand the number of CSRs at existing sites and to license additional contact centers, with a minimal incremental sales effort. This results from high levels of customer satisfaction within the installed base. Since a majority of the detailed project planning occurs during the installation at the first site, the software can be used in production at additional sites in five to seven days.

     The Company uses a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. To support sales efforts, the marketing organization also produces marketing materials that include brochures, data sheets and other technical descriptions, presentations and demonstrations.

     The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by lower levels of revenues. As the Company's revenues grow, seasonal fluctuations in its revenues may become more evident.

RESEARCH AND DEVELOPMENT

     The Company believes its software development capabilities are essential to its strategy of enhancing its core technology, developing additional applications incorporating that technology and maintaining the competitiveness of its software. Witness devotes a substantial portion of its resources to developing new software and features, extending and improving its software technology and researching new technological initiatives in its market. The Company believes that its future success depends in part upon its ability to continue to enhance existing software, respond to changing customer requirements and develop and introduce new or enhanced software that incorporate new technological developments and emerging industry standards.

     Research and development expenditures for the years ended December 31, 1997, 1998 and 1999 were $1.8 million, $3.5 million and $5.8 million, respectively. The Company intends to continue to increase its investment in research and development in the future. As of December 31, 1999, Witness had 51 employees engaged in research and development and software maintenance activities.

COMPETITION

     Witness' software and services compete in the emerging market for products that record and analyze customer interactions. This market is intensely competitive and experiences rapid changes in technology. Witness believes that it competes effectively and that it enjoys a competitive advantage based upon
(1) the functionality and quality of its products, (2) the ease of use and ability of its products to operate with a variety of hardware and software products, (3) its ability to implement its products quickly, (4) its competitive pricing, and (5) the responsiveness of its customer support. However, many current and potential competitors may have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources than Witness. This could allow the Company's current and potential competitors to respond more quickly than it can to new or emerging technologies and changes in customer requirements, take better advantage of acquisitions and other opportunities, devote greater resources to the marketing and sale of their products and services, and adopt more aggressive pricing policies. In addition, many competitors market their products through resellers and companies that integrate their technology and products with those of the competitor. These resellers and technology partners of competitors often have strong business relationships with the Company's customers and potential customers. The Company's competitors may use these business relationships to market and sell their products and compete for customers with Witness. The Company cannot assure that its competitors will not offer or develop products and services that are superior to the Company's, or that achieve greater market acceptance. The Company's competitors include:

     - quality monitoring suppliers to the call and contact center industry, which historically have been companies that develop voice-only recording software;

     - traditional call logging vendors that have historically focused on providing products that record all calls made by or to the user, including emergency services, such as 911, and verification and liability users, such as trading floors and stock brokers;

     - systems integrators and consulting firms which design and develop custom systems and perform custom integration; and

     - new, larger and more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions, such as vendors of customer relationship management products, computer telephony companies and computer hardware, software and networking companies.

     In addition, Witness has developed, and intends to continue to develop, relationships with companies that resell its software, companies that integrate the software with their technology and products and companies that provide Witness with customer referrals or leads. Some of these companies have similar, and often more established, relationships with the Company's competitors, and may recommend the products and services of competitors to customers instead of the Company's software and services. In addition, through their relationships with Witness, these companies could learn about its software and the market for its software and services and could develop and sell competing products and services.

     The principal competitive factors in the Company's market include:

     - product performance, reliability and features;

     - user scalability and open architecture;

     - third party integration;

     - quality and speed of product implementation;

     - ease-of-use for customers;

     - analytic capabilities of the product;

     - how quickly new products and product enhancements can be brought to market;

     - customer support; and

     - pricing of products and services.

     The Company's success will depend on its ability to compete effectively based on these factors. Further, Witness expects that competition will increase as other established and emerging companies enter its market and as new products, services and technologies are introduced. Increased competition may result in price reductions, lower gross margins and loss of market share. This could materially and adversely affect the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     General. The Company's success depends to a significant degree on the legal protection of its software and other proprietary technology rights. Witness relies on a combination of patent, trade secret, copyright and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect the Company's proprietary rights. These measures may not be sufficient to protect proprietary rights, and the Company cannot be certain that third parties will not misappropriate its technology and use it for their own benefit. Also, most of these protections do not preclude Witness' competitors from independently developing products with functionality or features substantially equivalent or superior to its software. Any failure to protect the Company's intellectual property could have a material adverse effect on its business.

     Licenses. The Company's licenses are designed to prohibit unauthorized use, copying and disclosure of its software technology. When Witness licenses its software to customers, it requires license agreements containing confidentiality terms customary in the industry in order to protect its proprietary rights in the software. These agreements generally warrant that the software will materially comply with written documentation and is free of viruses and other illicit code. The Company also warrants that it owns the software it distributes and has not violated the intellectual property rights of others. Witness licenses its products in a format that does not permit the users to change the software code. In addition, because the Company treats the source code for its products as a trade secret, all employees and third parties who require access to the source code are first required to sign non-disclosure agreements.

     Patents. The Company has received a patent generally relating to its technology that enables the recording of a CSR's computer desktop activities and the synchronization of certain of these activities with the CSR's voice interactions. The patent also relates to the data capture technique that records only particular changed regions of a CSR's computer screen. The patent was granted on May 31, 1996 and will expire on May 30, 2016. Witness is currently evaluating whether to revise one aspect of the patent for its synchronization techniques. If the Company is unsuccessful, it may not be able to enforce any aspect of that patent against third parties who infringe it. Witness also has two patent applications pending with the United States Patent and Trademark Office. There is no guarantee that the pending applications will result in issued patents or, if issued, will provide the Company with any competitive advantages.

     Trademarks and service marks. The Company has United States trademark registrations on the mark WITNESS, on the company logo and on one additional mark, and has pending United States trademark applications for the marks eQuality and Bringing eQuality to eBusiness. The Company also claims common law protections for other marks it uses in its business. Competitors of Witness and others could adopt similar marks, or try to prevent the Company from using its marks, consequently impeding the Company's ability to build brand identity and possibly leading to customer confusion.

     The Company is aware of certain uses, United States trademark registrations, and United States trademark applications for the trademark "equality" and its variations that predate the Company's use of, and United States trademark application for, its trademarks eQuality and Bringing eQuality to eBusiness. It is possible that the United States Patent and Trademark Office will deny the United States trademark applications. In addition, it is possible that the owner of legal rights resulting from one or more of these prior uses, United States trademark registrations, or United States trademark applications will bring legal action to prevent Witness from registering and/or using the trademarks eQuality and Bringing eQuality to eBusiness, and may also seek compensation for damages resulting from the Company's use of these trademarks. As a result, Witness cannot assure that its efforts to use and register these trademarks will ultimately be successful, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

     Based on the limited information available to Witness regarding these prior uses, United States trademark registrations, and United States trademark applications for the trademark "(e)Quality" and its variations, the Company believes that its trademarks eQuality and Bringing eQuality to eBusiness are available for use and United States trademark registration in connection with the services stated in the

Company's registration applications, or as the descriptions of those services may be amended during the course of examination in the United States Patent and Trademark Office.

     Copyrights. The Company has seven pending copyright registrations covering the most recent release of its Quality software.

EMPLOYEES

     As of December 31, 1999, the Company had 178 full-time employees. Of these employees, 51 were engaged in research and development and software maintenance, 59 were engaged in sales and marketing, 38 were engaged in professional services and 30 were engaged in executive, finance, administration and operations.

     None of the employees are represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any labor-related work stoppages and considers its relations with its employees to be good.

ITEM 2.  FACILITIES

     The Company's principal administrative, sales, marketing, support, and research and development facility is located in Alpharetta, Georgia. This facility consists of approximately 31,200 square feet and is leased through July 2002. In addition, the Company leases a total of 10 sales offices in the United States, one in Canada and two in the United Kingdom for the direct sales force. The Company believes its facilities are adequate for its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of the Company was held on December 3, 1999. There were present at the Special Meeting, in person or by proxy, holders of 7,341,343 shares (a majority) of the Preferred Stock and Common Stock entitled to vote.

     The affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock and Common Stock represented at the Special Meeting approved the following:

          (a) holders of 7,341,343 shares (a majority) of the Preferred Stock and Common Stock entitled to vote (and no dissenting or abstaining votes) approved the adoption of Amended and Restated Certificate of Incorporation under which (i) the number of authorized shares of Common Stock of the Company were increased from 15,000,000 to 50,000,000, (ii) the number of authorized shares of preferred stock of the Company was increased from 6,731,954 to 10,000,000 shares of "blank check" preferred stock, and (iii) certain provisions relating to the continuity and stability of Board of Directors policies (which policies may have anti-takeover effects), including (a) the classification of the Company's Board of Directors into three classes, (b) advance notice of stockholder proposals and nominations for the selection of directors were added;

          (b) holders of 7,341,343 shares (a majority) of the Preferred Stock and Common Stock entitled to vote (and no dissenting or abstaining votes) approved the adoption of Company's Amended and Restated Stock Incentive Plan; and

          (c) holders of 7,341,343 shares (a majority) of the Preferred Stock and Common Stock entitled to vote (and no dissenting or abstaining votes) approved the adoption of the Company's Employee Stock Purchase Plan.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "WITS". Because the Company's common stock started trading on February 10, 2000, there is no available data with regard to the Company's stock price for the fiscal year ended December 31, 1999 or before.

     Dividend Policy. The Company has not paid any cash dividends on its common stock to date. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

     Use of Proceeds. The Company's Registration Statement on Form S-1 (File No. 333-91383) became effective on February 9, 2000. On February 10, 2000, Witness commenced trading on NASDAQ and on February 15, 2000, the Company completed its initial public offering ("IPO") whereby the Company issued 3.8 million shares of common stock at an offering price of $20.00 per share. Simultaneously, the Company's underwriters exercised their over-allotment option to issue an additional 570,000 shares, of which 219,269 shares were sold by the Company. Witness' managing underwriters were Chase H&Q. Net proceeds to the Company were $74.8 million, after deducting underwriting discounts and commissions and selling stockholders' net proceeds of $5.6 million. The Company estimates that additional IPO related expenses will total approximately $1.1 million, leaving net proceeds of $73.7 million. Since the IPO, the Company has used the net proceeds to repay all of its long-term debt totaling $2.8 million, including $67,000 in prepayment penalties, and has invested the balance in fixed income instruments, including money market instruments, medium term notes and commercial paper.

     Holders. As of March 17, 2000, the Company had at least 79 holders of record of its common stock. The Company believes that it has at least 15 beneficial owners.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 2, 1999, we issued and sold 1,325,028 shares of series C preferred stock at a price of $6.30 per share to a group of venture capital firms and an individual investor resulting in net proceeds of $8.3 million. Immediately before the consummation of this offering, each of the series C preferred shares will be automatically converted into 1.8 shares of common stock.

     On September 30, 1999, we purchased certain assets from Advanced Integrated Recorders, Inc. and issued 841,120 shares of common stock to Advanced Integrated Recorders, Inc. as consideration for the assets.

     In March 1999, we issued 879,763 shares of restricted common stock to Mr. Gould in return for a note receivable of $1.5 million.

     On August 2, 1999, we sold 30,600 shares of restricted common stock to each of the following officers (for a total of 244,800 shares): Mr. Gould, Mr. Ezrine, Ms. Brown, Mr. Gisby, Mr. Ford, Mr. Gallick, Mr. Livernoche, and Mr. Treaster. Each officer paid $90,950 for the shares by providing a promissory note to the company. The principal balance of each promissory note is due in full on July 31, 2003, with interest of 7% payable in arrears annually. In addition, on August 2, 1999, we sold 24,395 shares of restricted common stock to Mr. Abraham for $72,401 in return for a promissory note. The principal balance of the promissory note is due in full on July 31, 2006, with interest of 6.41% payable in arrears annually.

     For the year ending December 31, 1999, Witness Systems sold and issued 392,078 shares of its common stock to employees, officers and directors pursuant to direct issuances and exercises of options under its stock incentive plan.

     The sale of the above securities was deemed to be exempt from registration under Section 5 of the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or transactions pursuant to compensation benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access, through their relationships with Witness Systems, to information about Witness Systems.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are certain selected historical financial data of the Company on a consolidated basis. This information should be read in conjunction with the consolidated financial statements and the related notes and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                               1995     1996      1997      1998      1999
                                                              ------   -------   -------   -------   -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License...................................................  $  444   $   764   $ 3,775   $ 8,682   $16,706
  Services..................................................     161       425     1,138     2,444     6,221
  Hardware..................................................     357       632     1,271     2,171        46
                                                              ------   -------   -------   -------   -------
         Total revenues.....................................     962     1,821     6,184    13,297    22,973
                                                              ------   -------   -------   -------   -------
Cost of revenues:
  License...................................................      10        30       164       310       327
  Services..................................................     130       622     1,204     2,526     3,920
  Hardware..................................................     315       920     1,574     2,482        46
                                                              ------   -------   -------   -------   -------
         Total cost of revenues.............................     455     1,572     2,942     5,318     4,293
                                                              ------   -------   -------   -------   -------
         Gross profit.......................................     507       249     3,242     7,979    18,680
Operating expenses:
  Sales and marketing.......................................      93       291     2,016     6,147    11,578
  Research and development..................................     264     1,095     1,817     3,529     5,781
  General and administrative................................     401     1,058     1,684     2,141     3,777
  Charge for termination of distribution agreement..........      --        --        --       900        --
  Acquired in-process research and development..............      --        --        --        --     3,506
  Other personnel costs.....................................     621        --        --        --       678
                                                              ------   -------   -------   -------   -------
         Operating loss.....................................    (872)   (2,195)   (2,275)   (4,738)   (6,640)
Interest income (expense), net..............................       9         4        62       (31)     (364)
                                                              ------   -------   -------   -------   -------
         Loss before provision for income taxes.............    (863)   (2,191)   (2,213)   (4,769)   (7,004)
Provision for income taxes..................................      --        --        --        --        --
                                                              ------   -------   -------   -------   -------
         Net loss...........................................    (863)   (2,191)   (2,213)   (4,769)   (7,004)
Preferred stock dividends and accretion.....................      --        --       (84)     (502)   (1,815)
                                                              ------   -------   -------   -------   -------
         Net loss applicable to common stockholders.........  $ (863)  $(2,191)  $(2,297)  $(5,271)  $(8,819)
                                                              ======   =======   =======   =======   =======
Net loss per share -- basic and diluted.....................  $(0.10)  $ (0.21)  $ (0.32)  $ (0.76)  $ (1.37)
                                                              ======   =======   =======   =======   =======
Shares used in computing net loss per share -- basic and
  diluted...................................................   8,922    10,307     7,238     6,964     6,424
                                                              ======   =======   =======   =======   =======
Unaudited pro forma net loss per share -- basic and
  diluted(1)................................................                               $ (0.36)  $ (0.44)
                                                                                           =======   =======
Shares used in computing unaudited pro forma net loss per
  share -- basic and diluted(1).............................                                13,399    15,755
                                                                                           =======   =======

---------------

(1) Pro forma assumes conversion of convertible preferred stock into common stock and the vesting of certain restricted shares as if such conversions occurred on January 1, 1998.

                                                                              DECEMBER 31,
                                                             -----------------------------------------------
                                                             1995     1996      1997       1998       1999
                                                             -----   -------   -------   --------   --------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................................  $  84   $    69   $ 2,092   $    912   $  2,630
Working capital (deficit)..................................   (142)   (2,399)   (2,506)    (3,156)    (5,744)
Total assets...............................................    316     1,108     3,966      5,026     10,843
Long-term debt, less current portion.......................     --        --        --      1,102        250
Total convertible preferred stock..........................     --        --     6,733     12,710     22,837
Total stockholders' equity (deficit).......................    (69)   (2,260)   (8,241)   (15,376)   (25,656)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes.

OVERVIEW

     Witness Systems, Inc. (together with its subsidiary, unless the context otherwise requires, the "Company" or "Witness") provides business-driven multimedia recording and analysis software that enables companies to enhance its customer interactions across multiple communications media. The Company's software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through one or more communications media, such as telephone and Web chat. Witness believes that the key benefits of its products include increased revenues from improved customer interactions, improved profitability from increased customer service representative and supervisor productivity and reduced turnover and enhanced customer retention through greater customer intimacy. The software is designed to integrate with a variety of third party software, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of Witness' customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. The Company utilizes its direct sales organization and a variety of strategic marketing alliances to reach its target customer base.

SOURCES OF REVENUES AND REVENUE RECOGNITION POLICY

     The Company generates revenues principally from licensing its software directly to customers and providing related professional services, including software installation, training and maintenance. During 1999, approximately 95% of revenues were derived from sales within North America through the Company's direct sales force. Prior to 1999, substantially all of the Company's revenues were derived from sales within North America. Witness expects, however, that future license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, the Company's operating results may become subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar.

     The Company's license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which software product is licensed, the number of software products licensed and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains the same core functionality, allowing for easy integration of additional software products as they are licensed from Witness. Customers that license software products receive the software on compact disc.

     The Company recognizes license revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." Following the requirements of SOP 97-2, Witness recognizes license revenues when all of the following conditions are met:

     - there is a signed, noncancellable license agreement with the customer;

     - the software product has been delivered to the customer;

     - the amount of fees to be paid by the customer is fixed or determinable;
       and

     - collection of these fees is probable.

     The Company's customers generally purchase installation and training services. They ordinarily purchase these services directly through the Company's internal professional services organization on either a fixed fee or a time and materials basis. Revenues on installation and training services are recognized upon performance of the related services.

     The Company's customers also purchase maintenance contracts that provide software upgrades and technical support over a stated term, generally twelve months. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. From January 1997 through December 1999, on average, over 92% of the Company's customer sites at the beginning of each year renewed its annual maintenance contracts. Revenues on maintenance are recognized ratably over the terms of the maintenance contracts, which are usually one year.

     Until the first quarter of 1999, the Company also generated revenues from the sale of computer hardware. This hardware consisted of standard, readily available computer servers that Witness purchased from third parties and resold. Because of the Company's relatively low volume of hardware sales compared to traditional computer equipment providers, Witness was unable to compete on price with those providers and frequently resorted to selling hardware at very low margins or below cost. The losses that the Company incurred from selling hardware adversely affected its liquidity and financial position. Because of this, Witness discontinued hardware sales in the first quarter of 1999, which improved gross margins during 1999. The Company's customers currently purchase its hardware from other suppliers.

COST OF REVENUES AND OPERATING EXPENSES

     The Company's cost of license revenues primarily consists of license fees due to third parties for royalties and packaging costs. Cost of services revenues includes salaries and related expenses for installation, training and maintenance personnel and allocations of facilities, communications and depreciation expenses. Cost of hardware revenues consisted of purchases of hardware. The Company discontinued sales of hardware during the first quarter of 1999. Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Witness classifies all charges to these operating expense categories based on the nature of the expenditures. The Company allocates the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment. Witness anticipates that operating expenses will increase substantially in future quarters as it increases sales and marketing operations, develops new distribution channels, funds greater levels of research and development, broadens professional services and supports and improves operational and financial systems. As a result, the Company could continue to incur losses for the foreseeable future. In addition, the Company's limited operating history makes it difficult to predict future operating results, and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

     The Company had 178 full-time employees at December 31, 1999, up from 74 and 111, at December 31, 1997 and 1998, respectively. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, it is necessary to implement and improve operational systems, procedures and controls on a timely basis. In addition, the Company expects that future expansion will continue to challenge its ability to hire, train, motivate and manage its employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If total revenue does not increase relative to operating expenses, and management systems do not expand to meet increasing demands, and if Witness fails to attract, assimilate and retain qualified personnel or its management otherwise fails to manage its expansion effectively, there would be a material adverse effect on its business, financial condition and operating results.

DEFERRED STOCK COMPENSATION CHARGE

     During the fourth quarter of 1999, the Company incurred a deferred stock compensation charge of $1.0 million for the difference between the exercise price and the deemed fair value of certain stock option grants. This charge will be amortized over the vesting period of the underlying options, generally four years.

RESULTS OF OPERATIONS

     The table below shows operating data as a percentage of total revenues for the periods indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                            1997      1998      1999
                                                            -----     -----     -----
STATEMENT OF OPERATIONS DATA:
  Revenues:
     License..............................................   61.0%     65.3%     72.7%
     Services.............................................   18.4      18.4      27.1
     Hardware.............................................   20.6      16.3       0.2
                                                            -----     -----     -----
          Total revenues..................................  100.0     100.0     100.0
  Cost of revenues:
     License..............................................    2.7       2.3       1.4
     Services.............................................   19.4      19.0      17.1
     Hardware.............................................   25.5      18.7       0.2
                                                            -----     -----     -----
          Total cost of revenues..........................   47.6      40.0      18.7
                                                            -----     -----     -----
          Gross profit....................................   52.4      60.0      81.3
  Operating expenses:
     Sales and marketing..................................   32.6      46.2      50.4
     Research and development.............................   29.4      26.5      25.2
     General and administrative...........................   27.2      16.1      16.4
     Charge for termination of distribution agreement.....     --       6.8        --
     Acquired in-process research and development.........     --        --      15.2
     Other personnel costs................................     --        --       3.0
                                                            -----     -----     -----
          Operating loss..................................  (36.8)    (35.6)    (28.9)
  Interest income (expense), net..........................    1.0      (0.2)     (1.6)
                                                            -----     -----     -----
          Loss before provision for income taxes..........  (35.8)    (35.8)    (30.5)
  Provision for income taxes..............................     --        --        --
                                                            -----     -----     -----
          Net loss........................................  (35.8)%   (35.8)%   (30.5)%
                                                            =====     =====     =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Revenues

     Total revenues increased 73% from $13.3 million in 1998 to $23.0 million in 1999, primarily due to growth in license revenues. License revenues increased 92% from $8.7 million in 1998 to $16.7 million in 1999. The increase in license revenues was primarily the result of a growing market awareness of the Company's products and, to a lesser extent, an expanded sales force. Further, during 1998 and 1999, 45% and 54%, respectively, of license revenues were attributable to new customers, while 55% and 46%, respectively, were attributable to add-on sales associated with the existing customer base. As a percentage of total revenues, license revenues increased from 65.3% in 1998 to 72.7% in 1999.

     Services revenues increased 155% from $2.4 million in 1998 to $6.2 million in 1999. Installation and training revenues grew primarily due to an increase in license revenues. Maintenance revenues increased as the customer base has grown from 168 customer sites as of December 31, 1998 to over 325 customer sites as of December 31, 1999. As a percentage of total revenues, services revenues increased from 18.4% in 1998 to 27.1% in 1999.

     Hardware revenues decreased from $2.2 million in 1998 to $46,000 in 1999. The Company discontinued the sale of hardware during the first quarter of 1999. As a percentage of total revenues, hardware revenues decreased from 16.3% in 1998 to 0.2% in 1999.

  Cost of Revenues

     Total cost of revenues decreased 19% from $5.3 million in 1998 to $4.3 million in 1999, primarily due to the discontinuance of hardware sales. Also, Witness improved its services margin primarily through improved project management. Cost of revenues as a percentage of total revenues decreased from 40% in 1998 to 18.7% in 1999, primarily due to the discontinuation of hardware sales. The Company expects, however, that over time the total cost of revenues as a percentage of total revenues will increase as the percentage of license revenues as a percentage of total revenues decreases.

     Cost of license revenues increased 5% from $310,000 in 1998 to $327,000 in 1999, due to increased royalties for third party software caused by an increase in license revenues. Cost of license revenues as a percentage of total revenues decreased from 2.3% in 1998 to 1.4% in 1999.

     Cost of services revenues increased 55% from $2.5 million in 1998 to $3.9 million in 1999. This increase was a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenues as a percentage of total revenues decreased from 19.0% in 1998 to 17.1% in 1999. Cost of services revenue as a percentage of services revenues was 103% in 1998 and 63% in 1999. This improvement in services margin was mainly due to improved project management for installation services and, to a lesser extent, fewer employees engaged in maintenance services per customer. The Company expects to continue to hire additional service personnel, however, and anticipates that cost of services revenues will increase in both absolute dollars and as a percentage of total revenues.

     Hardware cost of revenues decreased from $2.5 million in 1998 to $46,000 in 1999. This decrease was due to the discontinuance of hardware sales in the first quarter of 1999. Hardware cost of revenues decreased from 18.7% of total revenues in 1998 to 0.2% of total revenues in 1999.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 88% from $6.1 million in 1998 to $11.6 million in 1999. The increase in sales and marketing expenses was principally related to an increase in sales personnel and, to a lesser extent, an increase in marketing program expenses. As a percentage of total revenues, sales and marketing expenses increased from 46.2% in 1998 to 50.4% in 1999. The Company expects that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of additional sales offices both domestically and internationally in Europe and Asia. Witness also expects additional increases in advertising and marketing programs and other promotional activities and anticipates that sales and marketing expenses will vary as a percentage of total revenues from period to period.

     Research and Development. Research and development expenses increased 64% from $3.5 million in 1998 to $5.8 million in 1999, primarily due to an increase in the number of employees and consultants engaged in research and development activities. As a percentage of total revenues, research and development expenses decreased from 26.5% in 1998 to 25.2% in 1999. The Company expects research and development expenses to increase in amount as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     General and Administrative. General and administrative expenses increased 76% from $2.1 million in 1998 to $3.8 million in 1999, primarily due to an increase in the number of employees and related expenses in the executive, finance and administrative functions to manage growth. As a percentage of total revenues, general and administrative expenses increased from 16.1% in 1998 to 16.4% in 1999. Witness expects general and administrative costs to increase in absolute amount as it continues to add infrastructure to support a larger organization, continue to invest in its international expansion and incur costs related to being a publicly-held company.

     During 1998, the Company incurred a $900,000 charge to terminate a distributor agreement. The Company incurred other personnel costs of $678,000 in 1999, which related to severance payments for terminated executives as well as a bonus and relocation costs in connection with recruiting a new executive.

     Acquired In-Process Research and Development. In September 1999, the Company acquired technology to store and retrieve substantially larger volumes of data than its existing software was currently capable of storing and retrieving in exchange for shares of Witness' common stock valued at $3.5 million. The Company has accounted for the purchase price as acquired in-process research and development expense because, at the date of the transaction, the in-process research and development acquired by Witness related to the development of technology not possessed by Witness and the results of this in-process research and development had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. As this was the Company's first attempt to develop this type of technology, there existed a significant amount of uncertainty as to the Company's ability to complete the development of a product which would achieve market acceptance within a reasonable timeframe. Additionally, the amount of development required to enable the acquired in-process research and development to be compatible with the Company's primary product will continue to be significant, which increased the uncertainty surrounding its successful development. Witness estimates it would have cost more than $3.5 million to develop the in-process research and development internally and estimates an additional cost of $3.3 million to complete its development efforts. The in-process research and development does not have an alternative future use to Witness that has reached technological feasibility.

  Interest Expense, Net

     Net interest expense increased from $31,000 in 1998 to $364,000 in 1999 due to an increase in borrowings under the then existing credit facilities.

  Provision for Income Taxes

     No provision for federal, state or foreign income taxes has been recorded as the Company incurred net operating losses for both periods presented. Witness has recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards, as the future realization of the tax benefit is not currently considered more likely than not.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Revenues

     Total revenues increased 115% from $6.2 million in 1997 to $13.3 million in 1998, primarily due to an increase in license revenues. License revenues increased 130% from $3.8 million in 1997 to $8.7 million in 1998. The increase in license revenues was primarily the result of a growing market awareness of the Company's products and, to a lesser extent, an expanded sales force. Further, during 1997 and 1998, 49% and 45%, respectively, of license revenues were attributable to new customers, while 51% and 55%, respectively, were attributable to add-on sales associated with the existing customer base. As a percentage of total revenues, license revenues increased from 61.0% in 1997 and to 65.3% in 1998.

     Services revenues increased 115% from $1.1 million in 1997 to $2.4 million in 1998. Installation and training revenues grew primarily due to an increase in license revenues, and maintenance revenues grew primarily due to an increase in customers. As a percentage of total revenues, services revenues were 18.4% in 1997 and 1998.

     Hardware revenues increased 71% from $1.3 million in 1997 to $2.2 million in 1998. The increase in hardware revenues was a result of the increased number of customer sites licensing the Company's software over the same period. As a percentage of total revenues, hardware revenues decreased from 20.6% in 1997 to 16.3% in 1998.

  Cost of Revenues

     Total cost of revenues increased 81% from $2.9 million in 1997 to $5.3 million in 1998. The increase in total cost of revenues was related to the increase in total revenues. Total cost of revenues as a percentage of total revenues decreased from 47.6% in 1997 to 40.0% in 1998, primarily due to the fact that higher margin license revenues grew at a faster rate than lower margin hardware revenues.

     Cost of license revenues increased from $164,000 in 1997 to $310,000 in 1998. This increase was due to increased royalties for third party software caused by an increase in license revenues. Cost of license revenues as a percentage of total revenues decreased from 2.7% in 1997 to 2.3% in 1998.

     Cost of services revenues increased 110% from $1.2 million in 1997 to $2.5 million in 1998. This increase was a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenues as a percentage of total revenues decreased from 19.4% in 1997 to 19.0% in 1998. Cost of services revenues as a percentage of services revenues was 106% in 1997 and 103% in 1998. This improvement in services margin was mainly due to improved project management for installation services and, to a lesser extent, fewer employees engaged in maintenance services per customer.

     Hardware cost of revenues increased 58% from $1.6 million in 1997 to $2.5 million in 1998. These increases in hardware cost of revenues related to the growth in hardware revenues. Hardware cost of revenues as a percentage of total revenues decreased from 25.5% of total revenues in 1997 to 18.7% in 1998. Cost of hardware revenues as a percentage of hardware revenues was 124% in 1997 and 114% in 1998. This improvement in hardware margin was a result of increased pricing for hardware. The Company discontinued sales of hardware during the first quarter of 1999.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 205% from $2.0 million in 1997 to $6.1 million in 1998. The increase in sales and marketing expenses was principally related to an increase in sales personnel and, to a lesser extent, an increase in marketing program expenses. As a percentage of total revenues, sales and marketing expenses were 32.6% in 1997 and 46.2% in 1998. These percentage increases were primarily due to an increase in sales personnel.

     Research and Development. Research and development expenses increased 94% from $1.8 million in 1997 to $3.5 million in 1998. The increase in absolute dollars was primarily due to an increase in the number of employees and consultants engaged in research and development activities. As a percentage of total revenues, research and development expenses were 29.4% in 1997 and 26.5% in 1998. These percentage decreases were due to revenue growing faster than research and development expenses.

     General and Administrative. General and administrative expenses increased 27% from $1.7 million in 1997 to $2.1 million in 1998. The increase in absolute dollars was primarily attributable to increased salary and related expenses in the executive, finance and administrative functions to manage the Company's growth. As a percentage of total revenues, general and administrative expenses were 27.2% in 1997 and 16.1% in 1998. These percentage decreases were due to revenues growing faster than general and administrative expenses. During 1998, the Company incurred a $900,000 charge to terminate a distribution agreement.

  Interest Income (Expense), Net

     Net interest income decreased from $62,000 in 1997 to $31,000 in interest expense in 1998 due to long-term debt the Company entered into during the latter portion of 1998.

QUARTERLY RESULTS OF OPERATIONS

     The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the period ended December 31, 1999, as well as the percentage of total revenues represented by each item. The information has been derived from the Company's unaudited consolidated financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. The unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, that the Company considers to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                        THREE MONTHS ENDED
                                 ------------------------------------------------------------------------------------------------
                                 MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                   1998         1998        1998         1998        1999         1999        1999         1999
                                 ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                                                          (IN THOUSANDS)
Revenues:
  License....................     $ 1,639      $2,130      $ 1,957      $2,956      $ 3,091      $3,484      $ 4,436      $5,695
  Services...................         448         466          743         787        1,091       1,294        1,694       2,142
  Hardware...................         614         522          614         421           46          --           --          --
                                  -------      ------      -------      ------      -------      ------      -------      ------
        Total revenues.......       2,701       3,118        3,314       4,164        4,228       4,778        6,130       7,837
Cost of revenues:
  License....................          37         101           80          92          102          83           73          69
  Services...................         596         592          675         663          730         818        1,048       1,324
  Hardware...................         733         581          681         487           46          --           --          --
                                  -------      ------      -------      ------      -------      ------      -------      ------
        Total cost of
          revenues...........       1,366       1,274        1,436       1,242          878         901        1,121       1,393
                                  -------      ------      -------      ------      -------      ------      -------      ------
Gross profit.................       1,335       1,844        1,878       2,922        3,350       3,877        5,009       6,444
Operating expenses:
  Sales and marketing........       1,211       1,403        1,622       1,911        2,139       2,502        2,768       4,169
  Research and development...         646         833          906       1,144        1,124       1,334        1,682       1,641
  General and
    administrative...........         508         438          512         683          785         768        1,003       1,221
  Charge for termination of
    distribution agreement...         900          --           --          --           --          --           --          --
  Acquired in-process
    research and
    development..............          --          --           --          --           --          --        3,506          --
  Other personnel costs......          --          --           --          --          350          --          315          13
                                  -------      ------      -------      ------      -------      ------      -------      ------
Operating loss...............      (1,930)       (830)      (1,162)       (816)      (1,048)       (727)      (4,265)       (600)
Interest expense, net........          (8)         (7)         (11)         (5)         (19)        (72)        (229)        (44)
                                  -------      ------      -------      ------      -------      ------      -------      ------
Loss before provision for
  income taxes...............      (1,938)       (837)      (1,173)       (821)      (1,067)       (799)      (4,494)       (644)
Provision for income taxes...          --          --           --          --           --          --           --          --
                                  -------      ------      -------      ------      -------      ------      -------      ------
        Net loss.............     $(1,938)     $ (837)     $(1,173)     $ (821)     $(1,067)     $ (799)     $(4,494)     $ (644)
                                  =======      ======      =======      ======      =======      ======      =======      ======

Revenues:
  License....................        60.7%       68.4%        59.1%       71.0%        73.1%       72.9%        72.4%       72.7%
  Services...................        16.6        14.9         22.4        18.9         25.8        27.1         27.6        27.3
  Hardware...................        22.7        16.7         18.5        10.1          1.1          --           --          --
                                  -------      ------      -------      ------      -------      ------      -------      ------
        Total revenues.......       100.0       100.0        100.0       100.0        100.0       100.0        100.0       100.0
                                  -------      ------      -------      ------      -------      ------      -------      ------
Cost of revenues:
  License....................         1.4         3.2          2.4         2.2          2.4         1.7          1.2         0.9
  Services...................        22.1        19.1         20.4        15.9         17.3        17.2         17.1        16.9
  Hardware...................        27.1        18.6         20.5        11.7          1.1          --           --          --
                                  -------      ------      -------      ------      -------      ------      -------      ------
        Total cost of
          revenues...........        50.6        40.9         43.3        29.8         20.8        18.9         18.3        17.8
                                  -------      ------      -------      ------      -------      ------      -------      ------
Gross profit.................        49.4        59.1         56.7        70.2         79.2        81.1         81.7        82.2
Operating expenses:
  Sales and marketing........        44.9        45.0         49.0        45.9         50.5        52.3         45.2        53.2
  Research and development...        23.9        26.7         27.4        27.5         26.6        27.9         27.4        21.0
  General and
    administrative...........        18.8        14.0         15.4        16.4         18.6        16.1         16.4        15.6

                                                                        THREE MONTHS ENDED
                                 ------------------------------------------------------------------------------------------------
                                 MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                   1998         1998        1998         1998        1999         1999        1999         1999
                                 ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                                                          (IN THOUSANDS)
  Charge for termination of
    distribution agreement...        33.3%         --%          --%         --%          --%         --%          --%         --%
  Acquired in-process
    research and
    development..............          --          --           --          --           --          --         57.2          --
  Other personnel costs......          --          --           --          --          8.3          --          5.1         0.1
                                  -------      ------      -------      ------      -------      ------      -------      ------
Operating loss...............       (71.5)      (26.6)       (35.1)      (19.6)       (24.8)      (15.2)       (69.6)       (7.7)
Interest expense, net........        (0.3)       (0.2)        (0.3)       (0.1)        (0.4)       (1.5)        (3.7)       (0.5)
                                  -------      ------      -------      ------      -------      ------      -------      ------
Loss before provision for
  income taxes...............       (71.8)      (26.8)       (35.4)      (19.7)       (25.2)      (16.7)       (73.3)       (8.2)
Provision for income taxes...          --          --           --          --           --          --           --          --
                                  -------      ------      -------      ------      -------      ------      -------      ------
        Net loss.............       (71.8)%     (26.8)%      (35.4)%     (19.7)%      (25.2)%     (16.7)%      (73.3)%      (8.2)%
                                  =======      ======      =======      ======      =======      ======      =======      ======

     License revenues as a percentage of total revenues experienced an upward trend during 1998 and leveled off during 1999. Services revenues as a percentage of total revenues varied from quarter to quarter in 1998 and leveled-off in 1999 due primarily to the discontinuance of hardware sales and, to a lesser extent, increased services revenues. Consistent with 1999, the Company expects the relative amount of license revenues as compared to services revenues to decrease, which will increase cost of revenues and decrease gross margin. Witness discontinued the sale of hardware during the first quarter of 1999.

     The Company's quarterly revenues increased throughout 1998 and 1999 primarily as a result of growing market awareness of its products and, to a lesser extent, an expanded sales force. Cost of revenues as a percentage of revenues has trended down due primarily to the discontinuance of hardware sales and, to a lesser extent, improvements in installation project management. Operating expenses increased each quarter primarily as a result of the increase in the number of employees engaged in sales and marketing and research and development activities and, to a lesser extent, as a result of the growth experienced in the executive, finance and administrative functions.

     Witness believes that its quarterly operating results may experience seasonal fluctuations in the future. For instance, quarterly results may fluctuate based on client calendar year budgeting cycles, slow summer purchasing patterns in Europe and compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

     As a result of the foregoing and other factors, Witness believes that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     On February 10, 2000, the Company completed its initial public offering ("IPO") whereby the Company issued 3.8 million shares at an offering price of $20.00 per share. Simultaneously, the Company's underwriters exercised their over-allotment option to issue an additional 570,000 shares, of which 212,269 shares were sold by the Company. Net proceeds to the Company were $74.8 million, after deducting underwriting discounts and commissions and selling stockholders' net proceeds. Since the IPO, the Company has repaid all of its long-term debt totaling of $2.8 million, including $67,000 in prepayment penalties. The remaining net proceeds are, by policy, being invested in fixed income securities, including money market instruments, medium term notes and commercial pages.

     Historically, the Company has funded its operations primarily through private sales of convertible preferred stock totaling $20.4 million and, to a lesser extent, from debt financing. As of December 31, 1999, the Company had $2.6 million in cash and negative working capital of $5.7 million.

     The principal use of cash to date has been to fund the Company's losses from operations and to purchase furniture and equipment. Also, during 1997, 1998 and 1999, the Company purchased treasury shares totaling $3.7 million, $1.9 million and $5.4 million, respectively.

     During 1998, the Company's financing agreement with Silicon Valley Bank (the "Bank") was amended and Witness obtained a new equipment line of credit with the Bank. As of December 31, 1998, the aggregate advances made under the equipment line of credit were $1.0 million and the balance outstanding on a term note was $593,000. In connection with the amended financing agreement, the Company issued the Bank a warrant to purchase 18,000 shares of Witness common stock.

     In April 1999, the working capital line of credit was increased to the lesser of $4.0 million or 75% of net eligible accounts receivable through August 1999. In connection with this increase, the original Silicon Valley Bank warrants were cancelled, and the Company issued warrants to the Bank to purchase 20,000 shares of the Company's series B convertible preferred stock for $4.65 per share, which are exercisable into 36,000 shares of Witness common stock at an exercise price of $2.58 per share.

     In June 1999, the Company refinanced all of its then existing borrowings with Greyrock Capital, a division of NationsCredit Commercial Corporation. Under the terms of the new loan and security agreement, the Company obtained a $2.0 million secured term loan, a $1.0 million secured equipment loan and a $4.0 million working capital line of credit. In connection with the loan agreement, the Company issued to Greyrock Capital a warrant to purchase 117,000 shares of Witness common stock for $2.58 per share.

     In February 2000, the Company repaid its borrowings from Greyrock Capital using a portion of the proceeds from the IPO and recorded a charge of approximately $248,000 due to the write-off of an unamortized debt discount and deferred financing fees and the payment of a $67,000 prepayment penalty. The Company also terminated its loan and security agreement with Greyrock Capital.

     The Company intends to use the IPO net proceeds primarily to fund its sales and marketing and research and development expenses in the year 2000. The Company expects to use the remaining net IPO proceeds to fund its operating deficits and other working capital needs and for general corporate purposes, including the development of its product lines through acquisitions of products, technologies and businesses.

     The Company expects to have capital expenditures of approximately $2.0 million in the year 2000. The Company also anticipates that its capital expenditures will increase over the next several years as Witness expands its facilities and acquires equipment to support expansion of its sales and marketing and research and development activities.

     The Company believes that its existing cash and cash equivalents, offset by cash used in operating activities, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. The Company cannot assure that any financing arrangements will be available in amounts or on terms acceptable to it.

YEAR 2000 READINESS

     Some computers, software and associated equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if, for example, 00 is interpreted to mean 1900 rather than 2000. These problems are commonly referred to as the Year 2000 problem. Although it was widely expected that the Year 2000 problem would affect most systems beginning on January 1, 2000, to date, neither Witness nor, to its knowledge, the Company's customers who use its software have experienced any material Year 2000 problems. However, it is widely believed that there is a continued risk of Year 2000 problems which may arise during the first three months of the calendar year 2000.

     Witness, to date, has identified no material Year 2000 compliance issues with its products as currently licensed. However, the Company's products operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. The Company did not separately track expenditures to achieve Year 2000 readiness. Those expenditures were absorbed within the development organization. To date, costs related to Year 2000 readiness have not been material relative to the Company's overall development expenditures. Furthermore, based on the Company's experience to date, the Company does not anticipate that costs associated with remediating non-compliant products or internal systems will be material.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Subsequently, the effective date was deferred until June 15, 2000. The Company is in the process of evaluating this pronouncement, will adopt it upon its effective date and has not currently reached a conclusion concerning its impact, if any, on the Company.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP 97-2 to, among other things, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undeliverable elements is recognized as revenue related to the deliverable elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not anticipate any material impact from the provisions of the new pronouncement on its results of operations.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and those discussed in Exhibit 99.1 of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with related notes and the report of KPMG LLP, the Company's independent auditors, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2000 Annual Meeting of Stockholders proposed to be held on May 18, 2000 and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Election of Directors" and "Executive Compensation".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                              PAGE
                                                              ----
1. Financial Statements

   Independent Auditors' Report.............................   F-2
   Consolidated Balance Sheets..............................   F-3
   Consolidated Statements of Operations....................   F-4
   Consolidated Statements of Stockholders' Equity
  (Deficit).................................................   F-5
   Consolidated Statements of Cash Flows....................   F-6

   Notes to Consolidated Financial Statements...............   F-7

2. Financial Statement Schedule

   Schedule II -- Valuation and Qualifying Accounts.........  F-21

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fiscal year ended December 31, 1999.

ITEM 14(C)  EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1(1)   --   Amended and Restated Articles of Incorporation of the
               Registrant.
 3.3(1)   --   Amended and Restated Bylaws of the Registrant.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.1(1)   --   See Exhibits 3.1 and 3.3 for provisions of the Amended and
               Restated Articles of Incorporation and Amended and Restated
               Bylaws of the Registrant defining rights of the holders of
               Common Stock of the Registrant.
 4.2(1)   --   Specimen Stock Certificate.
10.1(1)   --   Office Lease Agreements between Regency Park West
               Associates, L.P. and Witness Systems, Inc., dated April 15,
               1997.
10.2(1)   --   Landlord's Consent to Second Sublease, dated June 2, 1999
               and Second Sublease Agreement between Regency Park West
               Associates, L.P., as Landlord and Witness Systems, Inc., as
               Second Sublessee, dated May 28, 1999.
10.3(1)   --   Amended and Restated Stock Incentive Plan of the Registrant.
10.4(1)   --   Form of Stock Option Grant Certificate.
10.5(1)   --   Form of Amendment to Stock Option Grant Certificate between
               Registrant and certain of the officers of the Registrant.
10.6*     --   Employee Stock Purchase Plan of the Registrant.
10.7(1)   --   Employment Agreement entered into between David B. Gould and the Registrant, effective February 2, 1999.
10.8(1)   --   Promissory Note, dated March 31, 1999, between the
               Registrant and David Gould.
10.9(1)   --   Restricted Stock Award Agreement, dated March 31, 1999,
               between the Registrant and David Gould.
10.10(1)  --   Form of Promissory Note and Subscription Agreement, dated
               August 2, 1999, between the Registrant and certain of the
               officers of the Registrant.
10.11(1)  --   Promissory Note and Subscription Agreement, dated August 2,
               1999, between the Registrant and John Abraham.
10.12(1)  --   Form of Stock Repurchase Agreement between the Registrant
               and certain shareholders of the Registrant.
10.13(1)  --   Warrant to Purchase Stock, dated June 29, 1999 between
               Greyrock Capital and the Registrant.
10.14(1)  --   Warrant to Purchase Stock, dated April 22, 1999 between
               Silicon Valley Bank and the Registrant.
10.15(1)  --   Amended and Restated Registration Rights Agreement, dated as of August 2, 1999, as amended, among the Registrant and
               certain shareholders of the Registrant.
10.16(1)  --   Subsidiary License and Distribution Agreement.
10.17(1)  --   Form of Indemnification Agreement to be entered into between
               Registrant and each of its executive officers and directors.
10.18(1)  --   Amendment No 1 to Employment Agreement entered into between
               David B. Gould and the Registrant, dated as of August 2,
               1999.
21.1*     --   List of subsidiaries.
23.1*     --   Independent Auditors' Consent and Report on Financial
               Statement Schedule of KPMG LLP.
27.1*     --   Financial Data Schedule (for SEC use only).
99.1*     --   Risk Factors.

---------------

  * Filed herewith
(1) Incorporated by reference to exhibits previously filed with the Company's Registrant Statement on Form S-1 (File No. 333-91383)

                             WITNESS SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years ended
  December 31, 1997, 1998, and 1999.........................  F-4
Consolidated Statements of Stockholders' Deficit for the
  Years ended December 31, 1997, 1998, and 1999.............  F-5
Consolidated Statements of Cash Flows for the Years ended
  December 31, 1997, 1998, and 1999.........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Witness Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

Atlanta, Georgia
February 21, 2000

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $   912    $ 2,630
  Accounts receivable, net of allowance for doubtful
    accounts of $300 in 1998 and $438 in 1999...............    2,464      4,015
Prepaid and other current assets............................       58      1,023
                                                              -------    -------
         Total current assets...............................    3,434      7,668
Property and equipment, net.................................    1,535      1,947
Other assets................................................       57      1,228
                                                              -------    -------
                                                              $ 5,026    $10,843
                                                              =======    =======
       LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt.........................  $   491    $ 2,409
  Accounts payable..........................................      697      1,632
  Accrued expenses..........................................    1,939      5,642
  Deferred revenue..........................................    3,463      3,729
                                                              -------    -------
         Total current liabilities..........................    6,590     13,412
Long-term debt, net of current portion......................    1,102        250
                                                              -------    -------
         Total liabilities..................................    7,692     13,662
                                                              -------    -------
Convertible preferred stock, $.01 par value; redeemable;
  authorized 6,731,954 shares; stated at redemption value,
  net of unaccreted discount:
  Series A, 4,000,000 shares designated, 3,184,000 shares
    issued and outstanding; estimated redemption amount of
    $114,624 at December 31, 1999...........................    7,233      8,915
  Series B, 1,181,954 and 1,231,954 shares designated at
    December 31, 1998 and 1999, respectively; 1,181,954
    shares issued and outstanding at December 31, 1998 and
    1999; redemption amount of $5,496.......................    5,477      5,481
  Series C, 1,500,000 shares designated, 1,325,028 shares
    issued and outstanding at December 31, 1999; estimated
    redemption amount of $47,701 at December 31, 1999.......       --      8,441
                                                              -------    -------
         Total convertible preferred stock..................   12,710     22,837
                                                              =======    =======
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized; no shares issued or outstanding.............  $    --    $    --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 8,206,240 and 10,316,696 shares issued at
    December 31, 1998 and 1999, respectively; 6,946,240 and
    6,876,912 shares outstanding at December 31, 1998 and
    1999, respectively......................................       82        103
Additional paid-in capital..................................      137      4,347
Accumulated deficit.........................................  (13,587)   (20,591)
Notes receivable for stock..................................     (108)    (2,594)
Treasury stock, 1,260,000 and 3,439,784 common shares at
  December 31, 1998 and 1999, respectively, at cost.........   (1,900)    (6,921)
                                                              -------    -------
         Total stockholders' deficit........................  (15,376)   (25,656)
                                                              -------    -------
                                                              $ 5,026    $10,843
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                                   1997          1998          1999
                                                                ----------    ----------    ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  License...................................................     $ 3,775       $ 8,682       $16,706
  Services..................................................       1,138         2,444         6,221
  Hardware..................................................       1,271         2,171            46
                                                                 -------       -------       -------
          Total revenues....................................       6,184        13,297        22,973
                                                                 -------       -------       -------
Cost of revenues:
  License...................................................         164           310           327
  Services..................................................       1,204         2,526         3,920
  Hardware..................................................       1,574         2,482            46
                                                                 -------       -------       -------
          Total cost of revenues............................       2,942         5,318         4,293
                                                                 -------       -------       -------
          Gross profit......................................       3,242         7,979        18,680
Operating expenses:
  Sales and marketing.......................................       2,016         6,147        11,578
  Research and development..................................       1,817         3,529         5,781
  General and administrative................................       1,684         2,141         3,777
  Charge for termination of distribution agreement..........          --           900            --
  Acquired in-process research and development..............          --            --         3,506
  Other personnel costs.....................................          --            --           678
                                                                 -------       -------       -------
          Operating loss....................................      (2,275)       (4,738)       (6,640)
Interest income (expense), net..............................          62           (31)         (364)
                                                                 -------       -------       -------
          Loss before provision for income taxes............      (2,213)       (4,769)       (7,004)
Provision for income taxes..................................          --            --            --
                                                                 -------       -------       -------
          Net loss..........................................      (2,213)       (4,769)       (7,004)
Preferred stock dividends and accretion.....................         (84)         (502)       (1,815)
                                                                 -------       -------       -------
          Net loss applicable to common stockholders........     $(2,297)      $(5,271)      $(8,819)
                                                                 =======       =======       =======
Net loss per share (see Note 1(j) for pro forma net loss per share):
  Basic and diluted.........................................     $ (0.32)      $ (0.76)      $ (1.37)
                                                                 =======       =======       =======
  Basic and diluted weighted-average common shares
     outstanding............................................       7,238         6,964         6,424
                                                                 =======       =======       =======

          See accompanying notes to consolidated financial statements.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                        COMMON STOCK
                                       ---------------                                                   TREASURY STOCK
                                       NUMBER                                         NOTES      -------------------------------
                                         OF              ADDITIONAL                 RECEIVABLE   NUMBER
                                       SHARES             PAID-IN     ACCUMULATED      FOR         OF       AMOUNT
                                       ISSUED   AMOUNT    CAPITAL       DEFICIT       STOCK      SHARES    (AT COST)     TOTAL
                                       ------   ------   ----------   -----------   ----------   ------   -----------   --------
                                                                            (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1996........  10,307    $103     $   583      $ (2,946)     $    --        --      $    --     $ (2,260)
Purchase and retirement of treasury
  stock..............................  (3,215)    (32)         --        (3,659)          --        --           --       (3,691)
Accretion on Series A convertible
  preferred stock....................     --       --         (30)           --           --        --           --          (30)
Dividends accrued on Series A
  convertible preferred stock........     --       --         (54)           --           --        --           --          (54)
Exercise of stock options............     55        1           6            --           --        --           --            7
Sale of restricted common stock for
  notes..............................    931        9          99            --         (108)       --           --           --
Net loss.............................     --       --          --        (2,213)          --        --           --       (2,213)
                                       ------    ----     -------      --------      -------     -----      -------     --------
BALANCES AT DECEMBER 31, 1997........  8,078       81         604        (8,818)        (108)       --           --       (8,241)
Common stock granted for services....     40       --          25            --           --        --           --           25
Purchase of treasury stock...........     --       --          --            --           --     1,260       (1,900)      (1,900)
Accretion on Series A and Series B
  convertible preferred stock........     --       --        (434)           --           --        --           --         (434)
Dividends accrued on Series A
  convertible preferred stock........     --       --         (68)           --           --        --           --          (68)
Exercise of stock options............     88        1          10            --           --        --           --           11
Net loss.............................     --       --          --        (4,769)          --        --           --       (4,769)
                                       ------    ----     -------      --------      -------     -----      -------     --------
BALANCES AT DECEMBER 31, 1998........  8,206       82         137       (13,587)        (108)    1,260       (1,900)     (15,376)
Accretion on Series A, Series B, and
  Series C convertible preferred
  stock..............................     --       --      (1,747)           --           --        --           --       (1,747)
Dividends accrued on Series A
  convertible preferred stock........     --       --         (68)           --           --        --           --          (68)
Exercise of stock options............    390        4         430            --         (333)       --           --          101
Fair value of common stock warrants
  issued.............................     --       --         275            --           --        --           --          275
Repurchase of common stock...........     --       --          --            --           --     1,800       (5,350)      (5,350)
Issuance of common stock for notes...    880        9       1,847            --       (2,261)     (270)         405           --
Fair value of shares issued for
  acquired in-process research and
  development........................    841        8       3,473            --           --        --           --        3,481
Forgiveness of note receivable for
  stock..............................     --       --          --            --          108       650          (76)          32
Net loss.............................     --       --          --        (7,004)          --        --           --       (7,004)
                                       ------    ----     -------      --------      -------     -----      -------     --------
BALANCES AT DECEMBER 31, 1999........  10,317    $103     $ 4,347      $(20,591)     $(2,594)    3,440      $(6,921)    $(25,656)
                                       ======    ====     =======      ========      =======     =====      =======     ========

          See accompanying notes to consolidated financial statements.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                               1997      1998      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(2,213)  $(4,769)  $(7,004)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization of property and equipment...      258       743     1,248
  Stock issued for in-process research and development......       --        --     3,481
  Other noncash expenses....................................       --       225       400
  Changes in operating assets and liabilities:
     Accounts receivable....................................      528    (2,388)   (1,777)
     Prepaid expenses and other assets......................      (53)      (58)   (1,136)
     Inventory..............................................     (295)      587        --
     Accounts payable.......................................      288       236       935
     Accrued expenses.......................................     (112)    1,307     3,203
     Deferred revenue.......................................     (160)      972       266
                                                              -------   -------   -------
          Net cash flows used in operating activities.......   (1,759)   (3,145)     (384)
                                                              -------   -------   -------
CASH FLOWS USED IN INVESTING ACTIVITIES -- PURCHASE OF
  PROPERTY AND EQUIPMENT AND OTHER ASSETS...................   (1,073)   (1,324)   (2,160)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on (repayments of) working capital line of
  credit....................................................    1,000    (1,000)       --
Proceeds from long-term debt................................      890     1,000     3,000
Repayments on long-term debt................................       --      (297)   (1,801)
Purchase of treasury shares.................................   (3,691)   (1,900)   (5,350)
Proceeds from exercise of stock options.....................        7        11       101
Proceeds from sale of Series A convertible preferred stock,
  net.......................................................    6,649        --        --
Proceeds from sale of Series B convertible preferred stock,
  net.......................................................       --     5,475        --
Proceeds from sale of Series C convertible preferred stock,
  net.......................................................       --        --     8,312
                                                              -------   -------   -------
          Net cash flows provided by financing activities...    4,855     3,289     4,262
                                                              -------   -------   -------
          Net change in cash and cash equivalents...........    2,023    (1,180)    1,718
Cash and cash equivalents at beginning of period............       69     2,092       912
                                                              -------   -------   -------
Cash and cash equivalents at end of period..................  $ 2,092   $   912   $ 2,630
                                                              =======   =======   =======
Supplemental disclosure of cash paid for interest...........  $    20   $    87   $   298
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

  (a) Description of Business

     Witness Systems, Inc. develops, markets and licenses business-driven multimedia recording and analysis software that enables customer contact centers to record and evaluate customer interactions across multiple communications media. It is headquartered in Alpharetta, Georgia with other offices in the United States, Canada, and the United Kingdom.

     The Company was originally incorporated as a Georgia corporation ("Witness Georgia") on May 26, 1988. Witness Systems Delaware, Inc., a Delaware corporation ("Witness Delaware"), was incorporated on March 13, 1997 to effect a merger with Witness Georgia. Effective March 14, 1997, the Board of Directors approved an Agreement and Plan of Merger to merge Witness Georgia with Witness Delaware. The surviving entity, Witness Systems Delaware, Inc. filed for a corporate name change to Witness Systems, Inc. on March 18, 1997. These financial statements reflect the financial position and results of operations for both entities (the "Company") for all periods presented.

  (b) Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Witness Systems UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is derived from the sale of software licenses, hardware, and software services and is allocated to each element of the arrangement based on the relative fair values of the elements, which is established by the price charged when the respective element is sold separately.

     Revenue from license fees and hardware is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Because contracts often contained substantive acceptance criteria, the Company deferred revenue recognition until written acceptance was obtained or full payment was received for periods prior to 1998.

     Software services include installation, training, and maintenance. Revenues from installation and training are recognized upon performance of the related services. Installation and training services are offered and billed as separate elements of contracts and are not essential to the functionality of the software.

     Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers.

     In December 1998, the Accounting Standards Committee of the American Institute of Certified Public Accountants issued SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 is effective for fiscal years beginning after March 15, 1999 and the Company does not expect a material change to its accounting for revenues as a result of adopting the provisions of SOP 98-9.

     Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts collected from customers for license and software services that have not met the criteria for revenue recognition.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

  (d) Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (e) Prepaid and Other Current Assets

     Prepaid and other current assets consist principally of deposits and prepayments of certain operating expenses. Included in prepaid and other assets at December 31, 1999 is $0.5 million of prepaid costs related to the Company's subsequent initial public offering (note 12).

  (f) Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The estimated useful lives of the assets are as follows:

Equipment and purchased software........................  2 years
Furniture and fixtures..................................  5 years
Leasehold improvements..................................  3 years

  (g) Research and Development and Software Development Costs

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

  (h) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (i) Stock Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current estimated fair value of the underlying stock exceeds the exercise price. The Company has also provided pro forma disclosures as if the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, had been used to account for its fixed plan stock options (note 6(a)).

  (j) Computation of Historical and Unaudited Pro Forma Net Loss Per Share

     The Company has presented historical net loss per share pursuant to SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98. Pursuant to SFAS No. 128, unvested stock is excluded from basic earnings per share and included in diluted earnings per share if

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY
dilutive. Pursuant to SAB No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of an initial public offering, are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. The Company has not had any such issuances or grants for nominal consideration.

     The unaudited pro forma net loss per share for the years ended December 31, 1998 and 1999 is calculated using the historical weighted-average common shares outstanding and reflecting: (1) the subsequent conversion of Series A, Series B and Series C convertible preferred stock, including conversion of accrued dividends on the Series A convertible preferred stock, into shares of the Company's common stock, as if such conversions had occurred on January 1, 1998, or at the date of issuance, if later; and (2) the vesting of certain restricted common shares held by an officer of the Company which became fully vested upon the Company's initial public offering in February 2000, as if such vesting became effective on the date such shares were issued. The numerator of the calculation excludes preferred stock dividends and accretion of $502,000 and $1,815,000 for the years ended December 31, 1998 and 1999, respectively.

     Following is a reconciliation of the numerator and denominator used in the calculation of historical and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1997      1998      1999
                                                            -------   -------   -------
Historical:
  Net loss................................................  $(2,213)  $(4,769)  $(7,004)
  Preferred stock dividends and accretion.................      (84)     (502)   (1,815)
                                                            -------   -------   -------
  Net loss applicable to common stockholders..............  $(2,297)  $(5,271)  $(8,819)
                                                            =======   =======   =======
  Basic and diluted common shares outstanding.............    7,238     6,964     6,424
                                                            =======   =======   =======
  Basic and diluted net loss per share....................  $ (0.32)  $ (0.76)  $ (1.37)
                                                            =======   =======   =======

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Unaudited pro forma:
  Historical basic and diluted common shares outstanding....    6,964     6,424
  Adjustment at December 31, 1999 to reflect the initial
     public offering:
     Conversion of Series A preferred stock.................    5,776     5,776
     Conversion of Series B preferred stock.................      533     2,128
     Conversion of Series C preferred stock.................       --       993
     Vesting of restricted common shares....................      126       434
                                                              -------   -------
          Pro forma basic and diluted common shares
            outstanding.....................................   13,399    15,755
                                                              =======   =======
Unaudited pro forma basic and diluted net loss per share....  $ (0.36)  $ (0.44)
                                                              =======   =======

     The Company has excluded all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 7,575,386, 10,304,502, and 14,014,876 for the years ended December 31, 1997, 1998, and 1999, respectively. See notes 5 and 6 for further information on these securities.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

  (k) Segment Reporting

     Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, that being a software and services provider to the customer interaction recording and analysis market.

  (l) Fair Value of Financial Instruments

     The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates estimated to be currently available to the Company for similar instruments. The carrying value of the Company's remaining financial instruments approximate fair value due to the short-term nature of such instruments.

  (m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (n) Reclassifications

     Certain amounts in the accompanying 1997 and 1998 financial statements have been reclassified to conform to the presentation adopted in the 1999 financial statements.

(2) PROPERTY AND EQUIPMENT AND OTHER ASSETS

     Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Equipment...................................................  $1,642   $2,580
Software....................................................     453      950
Furniture and fixtures......................................     451      638
Leasehold improvements......................................      32       70
                                                              ------   ------
                                                               2,578    4,238
Less accumulated depreciation...............................   1,043    2,291
                                                              ------   ------
                                                              $1,535   $1,947
                                                              ======   ======

     Effective December 31, 1999, the Company purchased software to be incorporated into its products for $500,000 cash, plus an additional $500,000 due in 2000. The Company has recorded the $1.0 million consideration in other assets on the accompanying 1999 balance sheet and will amortize such amount on a straight-line basis over three years.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

(3) FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Term loan, interest payable in monthly installments at prime plus 2% (10.5% at December 31, 1999), principal payable at earlier of December 31, 2000 or upon an initial public
  offering of the Company's equity securities, net of
  unamortized discount of $132,500 at December 31, 1999.....  $   --   $1,909
Equipment loan, payable in monthly principal installments of
  $41,667, plus interest at prime plus 2% (10.5% at December
  31, 1999) through maturity, June 30, 2001.................      --      750
Term note payable in 36 monthly installments of $24,719 plus
  interest at prime plus 1 1/4% (9% at December 31, 1998)...     593       --
Outstanding advances convertible to term note payable in 36
  monthly installments of $27,798 plus interest at prime
  plus 1 1/4% (9% at December 31, 1998).....................   1,000       --
                                                              ------   ------
          Total long-term debt..............................   1,593    2,659
Less current portion........................................     491    2,409
                                                              ------   ------
          Long-term debt, excluding current portion.........  $1,102   $  250
                                                              ======   ======

     During 1997, the Company entered into a loan and security agreement (the "Agreement") with a commercial bank that made borrowings available to the Company under working capital and equipment lines of credit. The aggregate amount of advances outstanding under the equipment line was $0.9 million as of December 31, 1997, which was converted to a term note as of such date.

     In December 1998, the Agreement was amended (the "Amended Agreement") and permitted the Company to borrow the lesser of $2.5 million or a variable percentage of eligible accounts receivable through December 10, 1999 under the working capital line of credit and provided the Company a $1.0 million committed equipment line of credit for the period from December 11, 1998 through June 10, 1999. In connection with the Amended Agreement, the Company issued the commercial bank a warrant to purchase 18,000 shares of the Company's common stock for $2.58 per share (the "Bank Warrant") -- (see note 5(e)). The fair value of the warrant was nominal in December 1998.

     In April 1999, the Company entered into an additional finance loan (the "Finance Loan") with the commercial bank which replaced the working capital line of credit and permitted the Company to borrow the lesser of $4.0 million or 75% of net eligible accounts receivable through the earlier of August 7, 1999 or the closing of a financing transaction in which the Company received at least $4.0 million. Borrowings under the Finance Loan accrued interest at the prime rate plus 2.5%. In connection with the Finance Loan, the Company cancelled the Bank Warrant and issued the commercial bank warrants to purchase 20,000 shares of the Company's Series B convertible preferred stock for $4.65 per share (see note 5(e)). The fair value of the warrant was estimated at $0.1 million in April 1999 and was recorded as debt discount and amortized over the term of the Finance Loan.

     In June 1999, the Company refinanced all of its then existing borrowings with another commercial lender (the "Lender"). Under the terms of the new loan and security agreement (the "Loan Agreement"), the Company obtained a $2.0 million secured term loan (the "Term Loan"), a $1.0 million secured equipment loan (the "Equipment Loan") and a $4.0 million working capital line of credit (the "Revolving Loan"). The Revolving Loan permits the Company to borrow the lesser of $4.0 million or 80% of eligible accounts

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY
receivable at an interest rate of prime plus 2% through the maturity date of December 31, 2000. The Company remits its accounts receivable collections for application against any advances, interest and fees on the Revolving Loan. In connection with the Loan Agreement, the Company issued the Lender a warrant to purchase 117,000 shares of the Company's common stock for $2.58 per share (see note 5(e)). The fair value of the warrant was estimated at $0.2 million in June 1999 and has been recorded as debt discount and is being amortized over the term of the loans. The Loan Agreement is secured by substantially all of the Company's assets, including intellectual property. There was no balance outstanding under the Revolving Loan at December 31, 1999.

     The Company used the Black-Scholes model to estimate the fair value of the warrants using the following assumptions: expected dividend yield of 0%; risk-free interest rate of 6%; five-year term; and 100% volatility.

     The Loan Agreement contains various negative covenants, including, but not limited to, the prohibition of cash dividend payments to stockholders. At December 31, 1999, the Company was in compliance with all such requirements.

     The aggregate maturities of long-term debt, exclusive of the unamortized discount, for each of the two years subsequent to December 31, 1999 are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
  2000......................................................  $2,542
  2001......................................................     250
                                                              ------
                                                              $2,792
                                                              ======

     In February 2000, the Company repaid all then existing borrowings under its financing arrangements (note 12).

(4) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     Effective September 30, 1999, the Company obtained certain in-process research and development efforts ("IPR&D") for 841,120 shares of the Company's common stock valued at $4.14 per share. As a result, the Company has recorded a charge of $3.5 million in the accompanying consolidated statement of operations. The IPR&D relates to the development of technology to store and retrieve substantially larger volumes of data than the Company's software is currently capable of storing and retrieving. At the date of the transaction, the results of the IPR&D had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. As this was the Company's first attempt to develop the desired technology, there existed a significant amount of uncertainty as to the Company's ability to complete the development within a timeframe acceptable to the market. The Company expects to complete the development during the third quarter of 2000. If the Company is unable to complete the development in a timely manner, its competitive position in the market may erode and it may not be able to attract new customers. Additionally, the amount of development required to enable the acquired IPR&D to be compatible with the Company's primary product was significant, which increased the uncertainty surrounding its successful development. Management of the Company estimated it would have cost the Company more than $3.5 million to develop the IPR&D internally and estimates it will incur an additional $3.3 million to complete its development efforts. The IPR&D does not have an alternative future use to the Company that has reached technological feasibility.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

(5) STOCKHOLDERS' DEFICIT

  (a) Stockholders' Agreement

     All holders of the Company's preferred stock and certain holders of the Company's common stock were parties to the Company's Stockholders' Agreement, as amended in August 1999 to include the holders of Series C convertible preferred stock. This agreement provided for a right of first refusal to the Company and then to the preferred stockholders or their qualified transferees, as defined in the agreement, to purchase any selling stockholders' shares at a price equal to that determined by a third party. The agreement terminated upon the Company's completion of an initial public offering in February 2000.

  (b) Stock Repurchases

     During 1997, the Company entered into Stock Repurchase Agreements with four officers of the Company, under which the Company repurchased 3,214,845 shares of the Company's common stock for notes payable totaling $3.7 million. The notes were repaid in 1997 concurrent with the sale of Series A convertible preferred stock. All of the treasury stock was retired during 1997.

     During 1998, the Company entered into a Stock Repurchase Agreement with a stockholder of the Company, under which the Company repurchased 1,260,000 shares of the Company's common stock for $1.9 million. These shares are included in treasury stock as of December 31, 1998 and 1999.

     In February 1999, the Company repurchased 648,979 shares of the Company's common stock in connection with a forgiveness of a related note receivable (note 5(d)).

     In August 1999, the Company entered into Stock Repurchase Agreements with three directors of the Company, under which the Company repurchased 1,800,000 shares of the Company's common stock for $5.4 million. Such consideration was paid concurrent with the sale of the Series C convertible preferred stock (note 5(c)). These shares are included in treasury stock as of December 31, 1999.

  (c) Sales of Convertible Preferred Stock

     During 1997, the Company executed a Series A convertible preferred stock ("Series A") purchase agreement to sell 3,184,000 shares of Series A for $2.145 per share, resulting in net proceeds to the Company of $6.6 million. The Company records accretion on Series A equal to the difference between the net proceeds received and the redemption amount based on the greater of $2.145 per share or fair value (estimated as $114.6 million as of December 31, 1999) using the interest method from the original issuance date through the final redemption date commencing September 24, 2003. Additionally, the Company is increasing the value of the Series A by the contractual amount of cumulative preferred dividends due each year to the Series A stockholders. The holders of Series A shares are entitled to participation rights and cumulative preferred dividends (payable at redemption or upon an initial public offering of the Company's common stock) at $.02145 per share per annum to be paid in Series A shares or cash.

     During 1998, the Company executed a Series B convertible preferred stock ("Series B") purchase agreement to sell 1,181,954 shares of Series B for $4.65 per share, resulting in net proceeds to the Company of $5.5 million. The Company is recording accretion on Series B equal to the difference between the net proceeds received and the redemption amount of $5.5 million using the interest method from the original issuance date through the final redemption date commencing September 24, 2003.

     In August 1999, the Company executed a Series C convertible preferred stock ("Series C") purchase agreement to sell 1,325,028 shares of Series C for $6.30 per share, resulting in net proceeds to the Company of $8.3 million. The Company records accretion on Series C equal to the difference between the net proceeds received and the redemption amount based on the greater of $6.30 per share or fair value (estimated as $47.7

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY
million as of December 31, 1999) using the interest method from the original issuance date through the final redemption date commencing September 24, 2003.

     The holders of the convertible preferred stock are entitled to, among other substantial rights: (1) voting rights equivalent to the voting rights they would hold as if their holdings were converted to common stock at 1.8 common shares for each preferred share converted; (2) the right to name two members of the Company's Board of Directors; (3) distribution and liquidation preferences; (4) the option to convert to common stock at any time at 1.8 common shares for each preferred share converted; (5) automatic conversion upon the effective date of a qualified initial public offering at 1.8 common shares for each preferred share converted; (6) certain anti-dilution provisions; (7) certain covenants requiring convertible preferred stockholder authorization of transactions; and (8) a mandatory redemption provision whereby the majority of holders of convertible preferred stock may give redemption notice at any time after September 24, 2003 and cause the Company to redeem 50% of their shares within 60 days of receipt of the redemption notice and to redeem the remainder on the first anniversary of the first redemption date, with the redemption price for: Series A defined as the greater of the then fair market value or the original cost plus all accrued but unpaid dividends; for Series B, defined as the original cost plus all declared but unpaid dividends; and for Series C, defined as the greater of the then fair market value or the original cost plus all accrued but unpaid dividends. Additionally, the holders of convertible preferred stock are party to a Registration Rights Agreement which provides them with certain rights, including but not limited to, demand and incidental registration rights.

     In connection with the Company's initial public offering (note 12), each share of convertible preferred stock converted into 1.8 shares of the Company's common stock in February 2000.

  (d) Notes Receivable from Stock Sales

     During 1997, the Company sold restricted common stock to an officer of the Company for $0.1 million in return for a note receivable, all of which remained outstanding as of December 31, 1998. In February 1999, the officer resigned from the Company and the amount of the note related to vested shares plus all accrued interest was forgiven. The remainder of the note was canceled in connection with the Company's repurchase of the unvested shares at $0.12 per share (note 5(b)).

     In March 1999, the Company issued 879,763 shares of restricted common stock to an officer of the Company in return for a note receivable of $1.5 million. In August 1999, an officer of the Company was granted and exercised options to acquire 112,230 shares of the Company's common stock in exchange for a note receivable of $0.3 million. The notes effectively bear no interest and initially matured on March 30, 2008. Under the terms of such arrangements, the maturity date of the note was accelerated to February 2002 as a result of the Company's initial public offering (note 12) and the shares of restricted stock vested immediately.

     In August 1999, the Company issued 269,195 shares of common stock (from treasury shares) to certain officers and directors of the Company in return for individual notes receivable aggregating $0.8 million. The notes accrue interest at 7% and initially matured on July 31, 2003. Under the terms of such arrangements, the maturity date was accelerated to February 2002 as a result of the Company's initial public offering in February 2000 (note 12).

  (e) Warrants

     In connection with the Amended Agreement (note 3), the Company granted a warrant to a commercial bank to purchase 18,000 shares of common stock of the Company for $2.58 per share. The warrant vested immediately with an initial expiration date of December 10, 2003.

     The warrant agreement provided the holder with a put right at fair market value in case of sale, merger, or consolidation of the Company, as defined in the warrant agreement. In connection with the Finance Loan, the

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY
warrant to purchase the 18,000 common shares was cancelled and the Company granted a warrant to purchase 20,000 shares of the Company's Series B for $4.65 per share. The warrant vested immediately, expires April 22, 2004 and remained outstanding and exercisable as of December 31, 1999. The warrant agreement provides the holder with a put right at fair market value in case of sale, merger, or consolidation of the Company, as defined in the warrant agreement.

     In connection with the Loan Agreement (note 3), the Company granted a warrant to purchase 117,000 shares of common stock of the Company for $2.58 per share. The warrant vested immediately, expires June 24, 2004 and remained outstanding and exercisable as of December 31, 1999. The warrant agreement provides the holder with certain rights, including but not limited to, a put right at fair market value in case of sale, merger, or consolidation of the Company, as defined in the warrant agreement.

  (f) Stock Split

     On December 27, 1999, the Company effected a 1.8-for-1 stock split which became effective immediately. All common share and per share information has been adjusted to reflect the stock split as if it had occurred at the inception of the Company.

(6) EMPLOYEE BENEFIT PLANS

  (a) Stock Incentive Plan

     In 1997, the Company adopted the Witness Systems, Inc. Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant up to 4,717,440 shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with the Company, as defined in the Plan document. The Plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use under the Plan. In November 1999, the Company amended the Plan, authorized an additional 1,557,360 shares subject to grant, and adopted a provision to increase the number of shares authorized each year. Through December 31, 1999, the Company has issued 1,199,409 shares of restricted common stock. As of December 31, 1999, 1,658,507 shares remain available for grant under the Plan.

     Options granted under the Plan and approved by the Board of Directors may be incentive stock options ("ISO"), which qualify for certain tax benefits, or nonqualified stock options. Only employees are eligible to receive ISOs, which must be granted at a price not less than the estimated fair value of the stock on the grant date, or not less than 110% of the estimated fair value if granted to a participant who is a greater than 10% stockholder of the Company. Nonqualified stock options may be granted to employees and key persons at a price which may be greater than, equal to, or less than the estimated fair value of the stock on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, and typically range from three to four years. The expiration date of options granted under the Plan is determined at the time of grant and may not exceed ten years from the date of the grant for a non-10% owner of the Company, or five years from the date of the grant in the case of an ISO granted to a participant who is a greater than 10% owner of the Company.

     At December 31, 1999, 240,796 options were outstanding with an officer which provide for accelerated vesting in the event that the Company completes an initial public offering (Note 12). At December 31, 1999, the Company also had 725,060 options outstanding with certain officers of the Company which provide for accelerated vesting if the Company undergoes a change in control, as defined, and if there is a significant reduction in each individual's respective responsibilities within the Company, as defined.

     From November 22, 1999 to December 31, 1999, the Company incurred a deferred stock compensation charge in the amount of $1.0 million representing the difference between the exercise price of stock option grants for 278,658 shares of common stock with a weighted-average exercise price of $6.99 and the deemed

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY
fair value of the Company's common stock at the time of such grants which was $11.70 per share. Such amount will be amortized over the vesting period of the underlying options, which is generally four years.

     The following summarizes stock option activity:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                               NUMBER     EXERCISE
                                                              OF SHARES     PRICE
                                                              ---------   ---------
Balance at January 1, 1997..................................         --     $  --
  Granted...................................................  1,074,739      0.12
  Exercised.................................................    (56,144)     0.12
  Cancelled.................................................   (149,668)     0.12
                                                              ---------     -----
Balance at December 31, 1997................................    868,927      0.12
  Granted...................................................    919,854      1.18
  Exercised.................................................    (89,111)     0.12
  Cancelled.................................................   (149,476)     0.14
                                                              ---------     -----
Balance at December 31, 1998................................  1,550,194      0.74
  Granted...................................................  2,039,628      3.26
  Exercised.................................................   (389,571)     1.11
  Cancelled.................................................   (318,193)     1.10
                                                              ---------     -----
Balance at December 31, 1999................................  2,882,058     $2.44
                                                              =========     =====

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                 EXERCISABLE
                                                  WEIGHTED-   WEIGHTED-   --------------------------
                                                   AVERAGE     AVERAGE                  WEIGHTED-
             RANGE OF                 NUMBER      REMAINING   EXERCISE     NUMBER        AVERAGE
         EXERCISE PRICES            OUTSTANDING      LIFE       PRICE     OF SHARES   EXERCISE PRICE
         ---------------            -----------   ----------  ---------   ---------   --------------
$0.12 - $1.42.....................     821,244    8.16 years    $0.64      254,313        $0.55
$1.43 - $5.53.....................   1,636,587    9.26 years     2.15      195,309         1.66
$5.54 - $8.05.....................     424,227    9.93 years     7.04           --           --

     The weighted-average remaining contractual life of options outstanding at December 31, 1999 was 9.04 years.

     The Company applies the provisions of APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1997      1998      1999
                                                            -------   -------   -------
Historical net loss.......................................  $(2,213)  $(4,769)  $(7,004)
Pro forma net loss........................................   (2,214)   (4,830)   (7,623)
Pro forma basic and diluted net loss per share............    (0.32)    (0.77)    (1.47)

     The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $0.01, $0.42, and $1.65, respectively, on the date of grant using the Black-Scholes option-pricing model (excluding a volatility assumption) with the following weighted-average assumptions: 1997 -- expected dividend yield 0%, risk-free interest rate of 6%, and an expected life of 7.26 years; 1998 -- expected dividend yield 0%, risk-free

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY
interest rate of 6%, and an expected life of 7.51 years; 1999 -- expected dividend yield 0%, risk-free interest rate of 6%, and an expected life of 7.28 years.

  (b) Retirement Plan

     The Company maintains a tax-qualified defined contribution plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute by salary reduction up to 20% of eligible compensation, subject to Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions, none of which were made during 1997, 1998, or 1999.

  (c) Employee Stock Purchase Plan

     In November 1999, the Company established an employee stock purchase plan (the "ESPP") pursuant to Section 423 of the Internal Revenue Code. There are 990,000 shares of the Company's common stock reserved under the ESPP, which became effective upon the initial public offering of the Company's common stock.

(7) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1999
                                                              ------   ------
Accrued wages, salaries, and employee benefits..............  $  353   $2,128
Sales taxes payable.........................................     552    1,558
Other.......................................................   1,034    1,956
                                                              ------   ------
                                                              $1,939   $5,642
                                                              ======   ======

(8) OTHER PERSONNEL COSTS

     During 1999, the Company incurred $0.3 million of severance costs for terminated executives and incurred $0.4 million for a bonus and relocation costs in connection with recruiting a new executive.

(9) INCOME TAXES

     During 1997, 1998 and 1999, no income taxes were recorded because the Company reported operating losses with no recognizable benefit. Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997     1998      1999
                                                              -----   -------   -------
Computed "expected" tax benefit.............................  $(752)  $(1,621)  $(2,381)
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal income taxes...........    (55)     (191)     (269)
  Nondeductible items.......................................     12        35       104
  Generation of research and experimentation credit
     carryforward...........................................    (35)     (150)       --
  Other, net................................................    228       (85)     (228)
  Increase in valuation allowance...........................    602     2,012     2,774
                                                              -----   -------   -------
                                                              $  --   $    --   $    --
                                                              =====   =======   =======

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

     The income tax effects of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities are presented below (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Deferred income tax assets:
  Accruals not deducted for tax.............................  $   486   $   740
  Property and equipment, principally due to differences in
     depreciation...........................................      114     1,488
  Net operating loss and research and experimentation credit
     carryforwards..........................................    2,164     3,235
                                                              -------   -------
          Total gross deferred tax assets...................    2,764     5,463
  Less valuation allowance..................................   (2,614)   (5,388)
                                                              -------   -------
       Net deferred income tax assets.......................      150        75
                                                              -------   -------
Deferred income tax liabilities -- adjustment to accrual
  basis for income taxes....................................     (150)      (75)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

     The net change in the valuation allowance for deferred income tax assets for 1997, 1998 and 1999 was an increase of $0.6 million, $2.0 million, and $2.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     At December 31, 1999, the Company has net operating loss and research and experimentation credit carryforwards for federal income tax purposes of approximately $7.6 million and $0.2 million, respectively, which expire in varying amounts beginning in the year 2014.

     Approximately $0.2 million of the net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined under Internal Revenue Code Section 382, which occurred effective with the Company's sale of preferred stock in March 1997. Further restrictions on the Company's utilization of net operating losses may result upon the initial public offering of the Company's common stock.

(10) COMMITMENTS AND CONTINGENCIES

  (a) Leases

     The Company leases certain office space under noncancelable operating lease agreements which expire at various times through 2002 and provide for minimum annual rentals as follows (in thousands):

YEAR ENDING DECEMBER 31:
------------------------
2000........................................................  $  898
2001........................................................     712
2002........................................................     377
                                                              ------
                                                              $1,987
                                                              ======

     Rental expense under all lease agreements for 1997, 1998 and 1999 was $0.3 million, $0.5 million, and $0.7 million, respectively.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

  (b) Software Royalty Agreement

     In December 1999, the Company entered into a software licensing royalty agreement whereby it obtained the right to sell certain software in its products. Under the terms of the agreement, which expires in December 2002, the Company is required to pay a royalty based on the number of units sold. The Company is required to make minimum royalty payments of $1.2 million, all of which are payable in 2000. Because the Company had the right to accept the agreement through January 2000, the Company has not capitalized the cost of the purchased software as of December 31, 1999. In January 2000, the Company accepted the terms of the agreement.

  (c) Termination of Distribution Agreement

     During 1998, the Company terminated an agreement with a distributor. The Company agreed to pay $0.9 million in order to terminate the arrangement, all of which was paid by December 31, 1998. The $0.9 million charge has been included in the operating expense category of the Company's 1998 statement of operations.

(11) BUSINESS AND CREDIT CONCENTRATIONS

     Less than 10% of the Company's revenues in 1999, 1998, and 1997 were derived from customers located outside the United States. No individual country accounted for a significant portion of such revenues.

     Two customers accounted for 28% of the Company's revenue in 1997 and two customers accounted for 27% of the Company's revenue in 1998. Total accounts receivable outstanding from these major customers were approximately $0.1 million at December 31, 1998. No customer accounted for more than 10% of the Company's revenue in 1999.

     The Company generally does not require collateral on accounts receivable as the majority of its customers are large, well established companies. The Company estimates an allowance for doubtful accounts and sales returns and allowances based on the creditworthiness of its customers, general economic conditions, and other factors. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(12) SUBSEQUENT EVENTS (UNAUDITED)

     The Company's initial public offering of its common stock was declared effective by the United Sates Securities and Exchange Commission on February 9, 2000, and public trading in the registered shares commenced February 10, 2000. The initial public offering consisted of 3.8 million newly issued shares followed by the underwriters exercise of their overallotment for 570,000 shares (219,269 of which were newly issued and 350,731 which were sold by certain stockholders). The Company received $74.8 million as its portion of the proceeds (net of underwriting discounts and commissions, but prior to offering expenses).

     The Company used a portion of the proceeds from the offering to repay all then-existing borrowings under its financing arrangements. As a result, the Company incurred a charge of approximately $0.2 million in February 2000.

     In connection with the offering, each share of the Company's convertible preferred stock converted into 1.8 shares of the Company's common stock (note 5(c)). The redemption value of the Series A and Series C preferred stock, based on the offering price of $20 per common share, was $114.6 million and $47.7 million, respectively.

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT       CHARGES TO COSTS   CHARGED TO                BALANCE AT
                                    BEGINNING OF YEAR     AND EXPENSES      REVENUES    DEDUCTIONS   END OF YEAR
                                    -----------------   ----------------   ----------   ----------   -----------
Allowance for Doubtful Accounts:
  Year ended December 31, 1997            $ --                $100            $ --         $ --         $100
  Year ended December 31, 1998             100                 200              --           --          300
  Year ended December 31, 1999             300                 226              --          (88)         438
Reserve for Sales:
  Year ended December 31, 1997            $ --                $ --            $ --         $ --         $ --
  Year ended December 31, 1998              --                  --             225           --          225
  Year ended December 31, 1999             225                  --              47          (47)         225
Hardware Warranty Reserve:
  Year ended December 31, 1997            $ --                $ --            $ --         $ --         $ --
  Year ended December 31, 1998              --                 217              --           --          217
  Year ended December 31, 1999             217                  --              --          (54)         163

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 24, 2000.

Dated: March 24, 2000

                                          WITNESS SYSTEMS, INC.

                                          By:      /s/ DAVID B. GOULD
                                            ------------------------------------
                                                       David B. Gould
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.


                 /s/ DAVID B. GOULD                    Chairman, President and          March 24, 2000
-----------------------------------------------------    Chief Executive Officer
                   David B. Gould                        (Principal Executive Officer)

                  /s/ JON W. EZRINE                    Chief Financial Officer and      March 24, 2000
-----------------------------------------------------    Secretary (Principal
                    Jon W. Ezrine                        Financial
                                                         and Accounting Officer)

              /s/ JAMES W. JUDSON, JR.                 Director                         March 24, 2000
-----------------------------------------------------
                James W. Judson, Jr.

                /s/ THOMAS J. CROTTY                   Director                         March 24, 2000
-----------------------------------------------------
                  Thomas J. Crotty

                  /s/ JOHN ABRAHAM                     Director                         March 24, 2000
-----------------------------------------------------
                    John Abraham

                  /s/ JOEL G. KATZ                     Director                         March 24, 2000
-----------------------------------------------------
                    Joel G. Katz

                      WITNESS SYSTEMS, INC. AND SUBSIDIARY

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1(1)   --   Amended and Restated Articles of Incorporation of the
               Registrant.
 3.3(1)   --   Amended and Restated Bylaws of the Registrant.
 4.1(1)   --   See Exhibits 3.1 and 3.3 for provisions of the Amended and
               Restated Articles of Incorporation and Amended and Restated
               Bylaws of the Registrant defining rights of the holders of
               Common Stock of the Registrant.
 4.2(1)   --   Specimen Stock Certificate.
10.1(1)   --   Office Lease Agreements between Regency Park West
               Associates, L.P. and Witness Systems, Inc., dated April 15,
               1997.
10.2(1)   --   Landlord's Consent to Second Sublease, dated June 2, 1999
               and Second Sublease Agreement between Regency Park West
               Associates, L.P., as Landlord and Witness Systems, Inc., as
               Second Sublessee, dated May 28, 1999.
10.3(1)   --   Amended and Restated Stock Incentive Plan of the Registrant.
10.4(1)   --   Form of Stock Option Grant Certificate.
10.5(1)   --   Form of Amendment to Stock Option Grant Certificate between
               Registrant and certain of the officers of the Registrant.
10.6*     --   Employee Stock Purchase Plan of the Registrant.
10.7(1)   --   Employment Agreement entered into between David B. Gould and the Registrant, effective February 2, 1999.
10.8(1)   --   Promissory Note, dated March 31, 1999, between the
               Registrant and David Gould.
10.9(1)   --   Restricted Stock Award Agreement, dated March 31, 1999,
               between the Registrant and David Gould.
10.10(1)  --   Form of Promissory Note and Subscription Agreement, dated
               August 2, 1999, between the Registrant and certain of the
               officers of the Registrant.
10.11(1)  --   Promissory Note and Subscription Agreement, dated August 2,
               1999, between the Registrant and John Abraham.
10.12(1)  --   Form of Stock Repurchase Agreement between the Registrant
               and certain shareholders of the Registrant.
10.13(1)  --   Warrant to Purchase Stock, dated June 29, 1999 between
               Greyrock Capital and the Registrant.
10.14(1)  --   Warrant to Purchase Stock, dated April 22, 1999 between
               Silicon Valley Bank and the Registrant.
10.15(1)  --   Amended and Restated Registration Rights Agreement, dated as of August 2, 1999, as amended, among the Registrant and
               certain shareholders of the Registrant.
10.16(1)  --   Subsidiary License and Distribution Agreement.
10.17(1)  --   Form of Indemnification Agreement to be entered into between
               Registrant and each of its executive officers and directors.
10.18(1)  --   Amendment No 1 to Employment Agreement entered into between
               David B. Gould and the Registrant, dated as of August 2,
               1999.
21.1*     --   List of subsidiaries.
23.1*     --   Independent Auditors' Consent and Report on Financial
               Statement Schedule of KPMG LLP.
27.1*     --   Financial Data Schedule (for SEC use only).
99.1*     --   Risk Factors.

---------------

  * Filed herewith
(1) Incorporated by reference to exhibits previously filed with the Company's Registrant Statement on Form S-1 (File No. 333-91383)