Form 10-Q
period 2000-03-31
WITNESS SYSTEMS INC
filed 2000-05-12
CIK 1097338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-29335

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                               OUTSTANDING AT MAY 5, 2000
                    -----                               --------------------------
   Common Stock, par value $.01 per share                       21,637,192

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             WITNESS SYSTEMS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                        PAGE
                                                                        ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements:
                                                                          3
          Condensed Consolidated Balance Sheets at March 31, 2000 and
            December 31, 1999.........................................
                                                                          4
          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999................
                                                                          5
          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999................
                                                                          6
          Notes to the Condensed Consolidated Financial Statements....
 Item 2.  Management's Discussion and Analysis of Financial Condition    10
            and Results of Operations.................................
 Item 3.  Quantitative and Qualitative Disclosures About Market          15
            Risk......................................................
PART II.  OTHER INFORMATION
 Item 2.  Changes in Securities and Use of Proceeds...................   16
 Item 6.  Exhibits and Reports on Form 8-K............................   16
SIGNATURES............................................................   17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WITNESS SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  5,453       $  2,630
  Short-term investments....................................     65,532             --
  Accounts receivable, net..................................      4,777          4,015
  Prepaid and other current assets..........................      1,259          1,023
                                                               --------       --------
         Total current assets...............................     77,021          7,668
Property and equipment, net.................................      2,223          1,947
Other assets................................................      2,255          1,228
                                                               --------       --------
                                                               $ 81,499       $ 10,843
                                                               ========       ========

                        LIABILITIES, CONVERTIBLE PREFERRED STOCK
                           AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................   $     --       $  2,409
  Accounts payable..........................................      2,871          1,632
  Accrued expenses..........................................      5,811          5,642
  Deferred revenue..........................................      3,853          3,729
                                                               --------       --------
         Total current liabilities..........................     12,535         13,412
Long-term debt, net of current portion......................         --            250
                                                               --------       --------
         Total liabilities..................................     12,535         13,662
                                                               --------       --------
Convertible preferred stock, $.01 par value; redeemable;
  authorized 6,731,954 shares; stated at redemption value,
  net of unaccreted discount:
  Series A, 4,000,000 shares designated, 3,184,000 shares
    issued and outstanding at December 31, 1999.............         --          8,915
  Series B, 1,231,954 shares designated; 1,181,954 shares
    issued and outstanding at December 31, 1999.............         --          5,481
  Series C, 1,500,000 shares designated, 1,325,028 shares
    issued and outstanding at December 31, 1999.............         --          8,441
                                                               --------       --------
         Total convertible preferred stock..................         --         22,837
                                                               --------       --------
Commitments and contingencies Stockholders' equity
  (deficit):
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 24,958,872 and 10,316,696 shares issued at
    March 31, 2000 and December 31, 1999, respectively;
    21,519,088 and 6,876,912 shares outstanding at March 31,
    2000 and December 31, 1999, respectively................        249            103
  Additional paid-in capital................................    100,557          4,347
  Accumulated deficit.......................................    (22,312)       (20,591)
  Notes receivable for stock................................     (2,594)        (2,594)
  Treasury stock, 3,439,784 common shares, at cost..........     (6,921)        (6,921)
  Accumulated other comprehensive deficit...................        (15)            --
                                                               --------       --------
         Total stockholders' equity (deficit)...............     68,964        (25,656)
                                                               --------       --------
                                                               $ 81,499       $ 10,843
                                                               ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  License...................................................  $ 5,218    $ 3,091
  Services..................................................    2,432      1,091
  Hardware..................................................       --         46
                                                              -------    -------
          Total revenues....................................    7,650      4,228
                                                              -------    -------
Cost of revenues:
  License...................................................       61        102
  Services..................................................    1,411        730
  Hardware..................................................       --         46
                                                              -------    -------
          Total cost of revenues............................    1,472        878
                                                              -------    -------
          Gross profit......................................    6,178      3,350
Operating expenses:
  Sales and marketing.......................................    4,197      2,139
  Research and development..................................    2,234      1,124
  General and administrative................................    1,645        785
  Deferred stock compensation and other costs...............       64        350
                                                              -------    -------
          Operating loss....................................   (1,962)    (1,048)
Interest and other income (expense), net....................      489        (19)
                                                              -------    -------
          Loss before provision for income taxes and
           extraordinary loss...............................   (1,473)    (1,067)
Provision for income taxes..................................       --         --
                                                              -------    -------
          Loss before extraordinary loss....................   (1,473)    (1,067)
Extraordinary loss on the early extinguishment of debt......     (248)        --
                                                              -------    -------
          Net loss..........................................   (1,721)    (1,067)
Preferred stock accretion and dividends.....................     (611)      (310)
                                                              -------    -------
          Net loss applicable to common stockholders........  $(2,332)   $(1,377)
                                                              =======    =======
Net loss per share (see Note 4 for pro forma net loss per
  share):
  Basic and diluted:
     Loss before extraordinary loss.........................  $ (0.14)   $ (0.22)
     Extraordinary loss.....................................    (0.02)        --
                                                              -------    -------
          Net loss..........................................  $ (0.16)   $ (0.22)
                                                              =======    =======
  Basic and diluted weighted-average common shares
     outstanding............................................   14,702      6,308
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Cash flows from operating activities:
  Loss before extraordinary loss............................  $ (1,473)  $(1,067)
  Adjustment to reconcile loss before extraordinary loss to
     net cash used for operating activities:
     Depreciation...........................................       371       273
     Other non-cash items...................................        (6)       32
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (763)     (250)
       Prepaid and other assets.............................      (408)      (25)
       Accounts payable.....................................     1,107       272
       Accrued expenses.....................................    (1,015)      207
       Deferred revenue.....................................       124       326
                                                              --------   -------
          Net cash used for operating activities............    (2,063)     (232)
                                                              --------   -------
Cash flows from investing activities:
  Purchases of property and equipment and other assets......      (855)     (457)
  Purchases of investments..................................   (72,447)       --
  Maturities of investments.................................     6,995        --
                                                              --------   -------
          Net cash used for investing activities............   (66,307)     (457)
                                                              --------   -------
Cash flows from financing activities:
  Net proceeds from initial public offering.................    73,786        --
  Proceeds from exercise of stock options...................       297         8
  (Repayments) borrowings of long-term debt, net............    (2,862)      436
  Other.....................................................       (28)       --
                                                              --------   -------
          Net cash provided by financing activities.........    71,193       444
                                                              --------   -------
          Net change in cash and cash equivalents...........     2,823      (245)
Cash and cash equivalents at beginning of period............     2,630       912
                                                              --------   -------
Cash and cash equivalents at end of period..................  $  5,453   $   667
                                                              ========   =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     68   $    50
                                                              ========   =======
  Non-cash financing activities:
     Series A convertible preferred stock exchanged for
      common stock, including dividends.....................  $  9,343
     Series B convertible preferred stock exchanged for
      common stock..........................................     5,481
     Series C convertible preferred stock exchanged for
      common stock..........................................     8,624
                                                              --------
                                                              $ 23,448
                                                              ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its subsidiaries ("Witness" or the "Company"). Witness provides business-driven multimedia recording and analysis software that enables companies to enhance their customer interactions across multiple communications media. The Company's software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through one or more communications media, such as telephone, e-mail and Web chat.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is on file with the U.S. Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. INITIAL PUBLIC OFFERING

     The Company's initial public offering of its common stock was declared effective by the SEC on February 9, 2000, and public trading in the registered shares commenced February 10, 2000. The initial public offering consisted of 3.8 million newly issued shares followed by the underwriters' exercise of their overallotment option for 570,000 shares (219,269 of which were newly issued and 350,731 which were sold by certain stockholders). The Company received $74.8 million in proceeds, net of underwriting discounts and commissions, but prior to offering expenses.

     The Company used a portion of the proceeds from the offering to repay all then-existing borrowings under its financing arrangements. As a result, the Company incurred an extraordinary loss on the early extinguishment of debt of $0.2 million in February 2000.

     In connection with the offering, each share of the Company's convertible preferred stock converted into 1.8 shares of the Company's common stock. The redemption value of the Series A, Series B and Series C preferred stock, based on the offering price of $20 per common share, was $114.6 million, $5.5 million and $47.7 million, respectively. The unaccreted discount of the preferred stock was $144.4 million at the date of the initial public offering.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company's short-term investments are classified as available for sale and are carried at fair market value. Unrealized holding gains and losses on such investments are reported as a part of accumulated other comprehensive deficit. Realized gains or losses from the sales of such investments are based on the specific identification method.

                             WITNESS SYSTEMS, INC.

     The amortized cost and fair value of investments available for sale as of March 31, 2000 were as follows:

                                                                    UNREALIZED
                                                                    -----------
                                                           COST     LOSS   GAIN   MARKET
                                                          -------   ----   ----   -------
                                                                  (IN THOUSANDS)
Cash and cash equivalents:
  Cash..................................................  $   756   $--    $--    $   756
  Money market fund.....................................    4,697    --     --      4,697
                                                          -------   ---    ---    -------
          Total cash and cash equivalents...............  $ 5,453   $--    $--    $ 5,453
                                                          =======   ===    ===    =======
Short term investments:
  Commercial paper......................................  $30,461   $--    $--    $30,461
  Corporate debt securities.............................   20,047     3     (4)    20,046
  Auction rate preferred securities.....................   11,025    --     --     11,025
  U.S. Government Agency securities.....................    4,000    --     --      4,000
                                                          -------   ---    ---    -------
          Total short-term investments..................  $65,533   $ 3    $(4)   $65,532
                                                          =======   ===    ===    =======

     At March 31, 2000, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $56.5 million and investments with maturity dates ranging from one to two years totaled $9.0 million.

4. LOSS PER SHARE

     The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in February 2000. Accordingly, a pro forma calculation is presented below, reflecting (1) the weighted effect of the conversion of all outstanding shares as of March 31, 2000 and 1999 of convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance through February 10, 2000 and (2) the vesting of certain restricted common stock.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Pro forma:
  Loss before extraordinary loss............................   $(1,473)    $(1,067)
                                                               =======     =======
  Historical basic and diluted common shares outstanding....    14,702       6,308
  Adjustment to reflect initial public offering:
     Conversion of Series A preferred stock and dividends...     2,657       5,776
     Conversion of Series B preferred stock.................       959       2,128
     Conversion of Series C preferred stock.................     1,075          --
     Vesting of restricted common stock.....................       247         576
                                                               -------     -------
       Pro forma basic and diluted common shares
        outstanding.........................................    19,640      14,788
                                                               =======     =======
  Pro forma basic and diluted loss per share before
     extraordinary loss.....................................   $ (0.08)    $ (0.07)
                                                               =======     =======

                             WITNESS SYSTEMS, INC.

4. LOSS PER SHARE -- (CONTINUED)
     The computation of basic and diluted loss per share before extraordinary loss for the three months ended March 31, 2000 and 1999 was as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Historical:
  Loss before extraordinary loss............................   $(1,473)    $(1,067)
  Preferred stock dividends and accretion...................      (611)       (310)
                                                               -------     -------
     Loss before extraordinary loss applicable to common
      stockholders..........................................   $(2,084)    $(1,377)
                                                               =======     =======
  Basic and diluted common shares outstanding...............    14,702       6,308
                                                               =======     =======
  Basic and diluted loss per share before extraordinary
     loss...................................................   $ (0.14)    $ (0.22)
                                                               =======     =======

     The Company has excluded all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 2,579,820 and 9,126,263 from the three months ended March 31, 2000 and 1999, respectively.

5. COMPREHENSIVE LOSS

     The components of total comprehensive loss are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Net loss....................................................  $(1,721)   $(1,067)
Foreign currency translation adjustment.....................      (14)        --
Unrealized net holding loss on investments..................       (1)        --
                                                              -------    -------
          Total comprehensive loss..........................  $(1,736)   $(1,067)
                                                              =======    =======

     The components of accumulated other comprehensive deficit are as follows:

                                                              MARCH 31, 2000
                                                              --------------
                                                              (IN THOUSANDS)
Cumulative translation adjustment...........................       $(14)
Unrealized net holding loss on investments..................         (1)
                                                                   ----
  Accumulated other comprehensive deficit...................       $(15)
                                                                   ====

6. FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's international subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the current exchange rate in effect at the balance sheet date. Revenues and expenses are translated using an average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of stockholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in other income (expense).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and those discussed in Exhibit 99.1 of the Company's 1999 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

OVERVIEW

     Witness Systems, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Witness") provides recording and analysis software that enables companies to enhance their customer interactions across multiple communications media. The Company's software is designed to further extend the ability to record, evaluate and analyze complete customer contact based on user-defined business rules. As customers' preferred method of communication trends toward e-mail and Web chat, in addition to telephone interaction, traditional call centers are shaping themselves into multi-media contact centers. Results from these recordings can then be combined with other service delivery metrics, enabling organizations to monitor and analyze their sales and service performance. The software is designed to integrate with a variety of third party software, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of Witness' customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. The Company utilizes its direct sales organization and a variety of strategic marketing alliances to reach its target customer base.

     The Company generates revenues principally from licensing its software directly to customers and providing related professional services, including software installation, training and maintenance. During the quarter ended March 31, 2000, approximately 97% of revenues were derived from sales within North America through the Company's direct sales force. License and professional services revenues that are derived from international markets may be denominated in the currency of the applicable market. As a result, the Company's operating results may become subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar.

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

     The Company recognizes license revenues when a signed, noncancellable license agreement exists; the software product has been delivered to the customer; the amount of fees to be paid by the customer is fixed or determinable; and collection of these fees is probable.

     The Company's customers generally purchase installation and training services directly through Witness' internal professional services organization on either a fixed fee or a time and materials basis. Revenues on installation and training services are recognized upon performance of the related services.

     The Company's customers also purchase maintenance contracts that provide software upgrades and technical support over a stated term, generally twelve months. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. Revenues on maintenance are recognized ratably over the terms of the maintenance contracts, which are usually one year.

     Through the first quarter of 1999, the Company also generated revenues from the sale of computer hardware. Witness chose to discontinue hardware sales due to losses incurred from selling such hardware.

     The Company's cost of license revenues primarily consists of license fees due to third parties for royalties and, to a lesser extent, packaging costs. Cost of services revenues includes salaries and related expenses for installation, training and maintenance personnel and allocations of facilities, communications and depreciation expenses. Cost of hardware revenues consisted of purchases of hardware. Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Witness classifies all charges to these operating expense categories based on the nature of the expenditures. The Company allocates the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment. Operating expenses are anticipated to increase substantially in future quarters as the Company increases sales and marketing operations, develops new distribution channels, funds greater levels of research and development, broadens professional services and supports and improves operational and financial systems. As a result, Witness could continue to incur losses for the foreseeable future. In addition, the Company's limited operating history makes it difficult to predict future operating results and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, no significant software development costs have been incurred after technological feasibility has been established. Accordingly, the Company has not capitalized any software development costs to date.

     The Company had 201 full-time employees at March 31, 2000, up from 178 at December 31, 1999. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, it is necessary to implement and improve operational systems, procedures and controls on a timely basis. In addition, the Company expects that future expansion will continue to challenge its ability to hire, train, motivate and manage its employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If total revenue does not increase relative to operating expenses, and management systems do not expand to meet increasing demands, and if Witness fails to attract, assimilate and retain qualified personnel or its management otherwise fails to manage its expansion effectively, there would be a material adverse effect on its business, financial condition and operating results.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the quarters ended March 31, 2000 and 1999 expressed as a percentage of total revenues.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2000         1999
                                                              ------       ------
                                                                  (UNAUDITED)
Revenues:
  License...................................................   68.2%        73.1%
  Services..................................................   31.8         25.8
  Hardware..................................................     --          1.1
                                                              -----        -----
          Total revenues....................................  100.0        100.0
                                                              -----        -----
Cost of revenues:
  License...................................................    0.7          2.4
  Services..................................................   18.5         17.3
  Hardware..................................................     --          1.1
                                                              -----        -----
          Total cost of revenues............................   19.2         20.8
                                                              -----        -----
          Gross profit......................................   80.8         79.2
Operating expenses:
  Sales and marketing.......................................   54.9         50.5
  Research and development..................................   29.2         26.6
  General and administrative................................   21.5         18.6
  Deferred stock compensation and other costs...............    0.8          8.3
                                                              -----        -----
          Operating loss....................................  (25.6)       (24.8)
Interest and other income (expense), net....................    6.3         (0.4)
                                                              -----        -----
          Loss before provision for income taxes and
           extraordinary loss...............................  (19.3)       (25.2)
Provision for income taxes..................................     --           --
                                                              -----        -----
          Loss before extraordinary loss....................  (19.3)       (25.2)
Extraordinary loss..........................................   (3.2)          --
                                                              -----        -----
          Net loss..........................................  (22.5)%      (25.2)%
                                                              =====        =====

REVENUES

     Total revenues increased 81% to $7.7 million in the first quarter of 2000 from $4.2 million in the first quarter of 1999, due to growth in both license and services revenues. License revenues increased 69% to $5.2 million in the first quarter of 2000 from $3.1 million in the first quarter of 1999. The increase in license revenues was primarily the result of a growing market awareness of the Company's products and an expanded sales force. Further, during the quarters ended March 31, 2000 and 1999, the percentage of license revenues attributable to new customers were 65% and 73%, respectively, while 35% and 27%, respectively, were attributable to add-on sales associated with the existing customer base. As a percentage of total revenues, license revenues decreased to 68% in first quarter of 2000 from 73% in the first quarter of 1999 due to growth from services revenues.

     Services revenues, consisting of installation, training and maintenance services, increased 123% to $2.4 million in the first quarter of 2000 from $1.1 million in the first quarter of 1999. Services revenues increased as the customer base grew from approximately 185 customer sites as of March 31, 1999, to 385 customer sites as of March 31, 2000. As a percentage of total revenues, services revenues increased to 32% from 26% in the first quarter of 2000 and 1999, respectively.

     Hardware revenues decreased to $0 in the first quarter of 2000 from $46,000 in the first quarter of 1999 due to the Company's discontinuance of hardware sales during the first quarter of 1999.

COST OF REVENUES

     Total cost of revenues increased 68% to $1.5 million in the first quarter of 2000 from $0.9 million in the first quarter of 1999. Cost of revenues as a percentage of total revenues decreased to 19% in the first quarter of 2000 from 21% in the first quarter of 1999, primarily due to improved services margins through improved project management.

     Cost of license revenues decreased to $61,000 in the first quarter of 2000 from $102,000 in the first quarter of 1999. Cost of license revenues as a percentage of license revenues decreased to 1% in the first quarter of 2000 from 3% in the first quarter of 1999, due to decreased unit royalty rates for third-party software. The Company expects third party royalty fees to increase slightly as a greater proportion of revenues are originated from products containing third-party software components.

     Cost of services revenues increased to $1.4 million in the first quarter of 2000 from $0.7 million in the first quarter of 1999. This increase was a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenues as a percentage of service revenues decreased to 58% in the first quarter of 2000 from 67% in the first quarter of 1999. This improvement in services margin was mainly due to improved project management for installation services and, to a lesser extent, fewer employees engaged in maintenance services per customer. The Company expects to continue to hire additional service personnel, however, and anticipates that cost of services revenues will increase.

     Hardware cost of revenues decreased to $0 in the first quarter of 2000 from $46,000 in the first quarter of 1999, due to the discontinuance of hardware sales in the first quarter of 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 96% to $4.2 million in the first quarter of 2000 from $2.1 million in the first quarter of 1999. This increase was principally related to an increase in sales and marketing personnel, as well as an increase in marketing program expenses. As a percentage of total revenues, sales and marketing expenses increased to 55% in the first quarter of 2000 from 51% in the first quarter of 1999. The Company expects that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of additional sales offices both domestically and internationally in Europe, Latin America and Asia. Witness also expects additional increases in advertising and marketing programs and other promotional activities and anticipates that sales and marketing expenses will vary as a percentage of total revenues from period to period.

     Research and Development. Research and development expenses increased 99% to $2.2 million in the first quarter of 2000 from $1.1 million in the first quarter of 1999, primarily due to an increase in the number of employees and consultants engaged in research and development activities. As a percentage of total revenues, research and development expenses increased to 29% in the first quarter of 2000 from 27% in the first quarter of 1999. The Company expects research and development expenses to further increase in amount as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     General and Administrative. General and administrative expenses increased 110% to $1.6 million in the first quarter of 2000 from $0.8 million in the first quarter of 1999, primarily due to an increase in the number of employees and related expenses in the executive, finance and administrative functions to manage growth. As a percentage of total revenues, general and administrative expenses increased to 22% in the first quarter of 2000 from 19% in the first quarter of 1999. Witness expects general and administrative costs to further increase in absolute amount as it continues to add infrastructure to support a larger organization and continues to invest in its international expansion.

     The Company incurred deferred stock compensation charges of $64,000 in the first quarter of 2000 relating to certain stock options granted in 1999. Other personnel costs of $350,000 in the first quarter of 1999 related to severance payments for terminated executives.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net increased to $489,000 in the first quarter of 2000 from $(19,000) in the first quarter of 1999. This increase was primarily due to the interest earned on the proceeds received from the initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

     On February 10, 2000, the Company completed its initial public offering ("IPO") whereby the Company issued 3.8 million shares at an offering price of $20.00 per share. Simultaneously, the Company's underwriters exercised their over-allotment option to issue an additional 570,000 shares, of which 212,269 shares were sold by the Company. Net proceeds to the Company were $74.8 million, after deducting underwriting discounts and commissions and selling stockholders' net proceeds. Through March 31, 2000, the Company had repaid all of its long-term debt and penalties totaling $2.8 million and paid $1.1 million in IPO fees and expenses. The remaining net proceeds are being invested in fixed income securities, including medium term notes, commercial paper and U.S. Government Agency securities classified as short-term investments, and the remainder in money market instruments classified as cash and cash equivalents.

     Historically, the Company funded its operations primarily through private sales of convertible preferred stock totaling $20.4 million and, to a lesser extent, from debt financing. The principal use of cash to date has been to fund the Company's losses from operations and to purchase furniture and equipment. As of March 31, 2000, the Company had $71.0 million in cash and cash equivalents and investments available for sale, and working capital of $64.5 million. The Company's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Due to the nature of its short-term instruments, the Company has concluded that it does not have material market risk exposure.

     In February 2000, the Company repaid its borrowings from Greyrock Capital and recorded an extraordinary loss on the early extinguishment of debt of $248,000 due to the write-off of an unamortized debt discount and deferred financing fees and the payment of a $67,000 prepayment penalty. The Company also terminated its loan and security agreement with Greyrock Capital.

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

     The Company believes that its existing cash and cash equivalents and short-term investments, offset by cash used in operating activities, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. The Company cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

YEAR 2000 READINESS

     Some computers, software and associated equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if, for example, 00 is interpreted to mean 1900 rather than 2000. These problems are commonly referred to as the Year 2000 problem. Although it was widely expected that the Year 2000 problem would affect most systems beginning on January 1, 2000, to date, neither Witness nor, to its knowledge, the Company's customers who use its software have experienced any material Year 2000 problems. However, it is believed that there may be a continued risk of Year 2000 problems during the calendar year 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(D) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     On February 10, 2000, Witness commenced trading on the NASDAQ National Market and on February 15, 2000, the Company completed its initial public offering ("IPO") of its common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-91383) that was declared effective by the SEC on February 9, 2000. All 4,370,000 shares of common stock registered under the Registration Statement, including shares covered by an overallotment option that was exercised, were sold at a price to the public of $20.00 per share. The aggregate offering amount registered was $87.4 million. In connection with the IPO, the Company paid an aggregate of $5.6 million in underwriting discounts to the managing underwriters in the offering, including Chase Hambrecht & Quist, U.S. Bancorp, Piper Jaffrey and Wit SoundView. In addition, the following table sets forth all expenses incurred in connection with the IPO, other than underwriting discounts, through March 31, 2000.

SEC Registration Fee........................................  $   24,182
NASD Filing Fee.............................................       6,500
Nasdaq National Market Listing Fee..........................      90,000
Printing and Engraving Expenses.............................     280,000
Legal Fees and Expenses.....................................     490,000
Accounting Fees and Expenses................................     480,000
Miscellaneous...............................................     165,318
                                                              ----------
                                                              $1,536,000
                                                              ==========

     As of March 31, 2000, the Company had paid $1.1 million of the above IPO fees and expenses. In addition, the Company used $2.8 million of the IPO proceeds to repay its borrowings from Greyrock Capital. The Company has invested the net proceeds in fixed income securities, including money market instruments, medium term notes and commercial paper. The Company has used its existing cash balances and a portion of its IPO net proceeds to fund the Company's general operations. The Company intends to use the IPO net proceeds primarily to fund its sales and marketing and research and development expenses in the year 2000. The Company expects to use the remaining proceeds to fund its operating deficits and other working capital needs and for general corporate purposes, including the development of its product lines through acquisitions of products, technologies and businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     27. Financial Data Schedule (for SEC use only)

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the first quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WITNESS SYSTEMS, INC.

                                          By:      /s/ DAVID B. GOULD
                                            ------------------------------------
                                                   Chairman of the Board
                                               President and Chief Executive
                                                           Officer

                                          By:       /s/ JON W. EZRINE
                                            ------------------------------------
                                                  Chief Financial Officer

Dated: May 12, 2000