Form 10-Q
period 2000-06-30
WITNESS SYSTEMS INC
filed 2000-08-11
CIK 1097338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-29335

                             ---------------------

                             WITNESS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              23-2518693
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

       1105 SANCTUARY PARKWAY
              SUITE 210
         ALPHARETTA, GEORGIA                           30004
   (Address of Principal Executive                  (Zip Code)
               Offices)

       Registrant's telephone number, including area code:  770-754-1900

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   OUTSTANDING AT AUGUST 4, 2000
                -----                   -----------------------------
Common Stock, par value $.01 per share           21,781,009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             WITNESS SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                PAGE
                                                                                ----
PART I.           FINANCIAL INFORMATION
  Item 1.         Financial Statements:
                  Condensed Consolidated Balance Sheets at June 30, 2000 and
                  December 31, 1999...........................................    1
                  Condensed Consolidated Statements of Operations for the
                  three and six months ended June 30, 2000 and 1999...........    2
                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2000 and 1999.........................    3
                  Notes to the Condensed Consolidated Financial Statements....    4
  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................    8
  Item 3.         Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   13

PART II.          OTHER INFORMATION
  Item 4.         Submission of Matters to a Vote of Security Holders.........   14
  Item 6.         Exhibits and Reports on Form 8-K............................   14

SIGNATURES        ............................................................   15

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WITNESS SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,116     $  2,630
  Short-term investments....................................    55,533           --
  Accounts receivable, net..................................     6,727        4,015
  Prepaid and other current assets..........................     1,887        1,023
                                                              --------     --------
         Total current assets...............................    75,263        7,668
Property and equipment, net.................................     3,021        1,947
Other assets................................................     2,216        1,228
                                                              --------     --------
                                                              $ 80,500     $ 10,843
                                                              ========     ========
     LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................  $     --     $  2,409
  Accounts payable..........................................     2,744        1,632
  Accrued expenses..........................................     5,902        5,642
  Deferred revenue..........................................     3,509        3,729
                                                              --------     --------
         Total current liabilities..........................    12,155       13,412
Long-term debt, net of current portion......................        --          250
                                                              --------     --------
         Total liabilities..................................    12,155       13,662
                                                              --------     --------
Convertible preferred stock, $.01 par value; redeemable;
  authorized 6,731,954 shares; stated at redemption value,
  net of unaccreted discount:
  Series A, 4,000,000 shares designated; 3,184,000 shares
    issued and outstanding at December 31, 1999.............        --        8,915
  Series B, 1,231,954 shares designated; 1,181,954 shares
    issued and outstanding at December 31, 1999.............        --        5,481
  Series C, 1,500,000 shares designated; 1,325,028 shares
    issued and outstanding at December 31, 1999.............        --        8,441
                                                              --------     --------
         Total convertible preferred stock..................        --       22,837
                                                              --------     --------
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 21,766,197 and 10,316,696 shares issued at
    June 30, 2000 and December 31, 1999, respectively;
    21,766,197 and 6,876,912 shares outstanding at June 30,
    2000 and December 31, 1999, respectively................       218          103
  Additional paid-in capital................................    94,087        4,347
  Accumulated deficit.......................................   (23,291)     (20,591)
  Notes receivable for stock................................    (2,594)      (2,594)
  Treasury stock, 3,439,784 common shares at December 31,
    1999, at cost...........................................        --       (6,921)
  Accumulated other comprehensive deficit...................       (75)          --
                                                              --------     --------
         Total stockholders' equity (deficit)...............    68,345      (25,656)
                                                              --------     --------
                                                              $ 80,500     $ 10,843
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              2000       1999      2000      1999
                                                            --------   --------   -------   -------
Revenues:
  License.................................................  $ 6,976    $ 3,484    $12,194   $ 6,575
  Services................................................    3,281      1,294      5,713     2,385
  Hardware................................................       --         --         --        46
                                                            -------    -------    -------   -------
          Total revenues..................................   10,257      4,778     17,907     9,006
                                                            -------    -------    -------   -------
Cost of revenues:
  License.................................................      124         83        185       185
  Services................................................    1,919        818      3,330     1,548
  Hardware................................................       --         --         --        46
                                                            -------    -------    -------   -------
          Total cost of revenues..........................    2,043        901      3,515     1,779
                                                            -------    -------    -------   -------
          Gross profit....................................    8,214      3,877     14,392     7,227
Operating expenses:
  Sales and marketing.....................................    5,695      2,502      9,892     4,641
  Research and development................................    2,405      1,334      4,639     2,458
  General and administrative..............................    2,180        768      3,825     1,553
  Deferred stock compensation and other costs.............       64         --        128       350
                                                            -------    -------    -------   -------
          Operating loss..................................   (2,130)      (727)    (4,092)   (1,775)
Interest and other income (expense), net..................    1,151        (72)     1,640       (91)
                                                            -------    -------    -------   -------
          Loss before provision for income taxes and
            extraordinary loss............................     (979)      (799)    (2,452)   (1,866)
Provision for income taxes................................       --         --         --        --
                                                            -------    -------    -------   -------
          Net loss before extraordinary loss..............     (979)      (799)    (2,452)   (1,866)
Extraordinary loss on the early extinguishment of debt....       --         --       (248)       --
                                                            -------    -------    -------   -------
          Net loss........................................     (979)      (799)    (2,700)   (1,866)
Preferred stock accretion and dividends...................       --       (232)      (611)     (540)
                                                            -------    -------    -------   -------
          Net loss applicable to common stockholders......  $  (979)   $(1,031)   $(3,311)  $(2,406)
                                                            =======    =======    =======   =======
Net loss per share (see Note 3 for pro forma net loss per
  share):
  Basic and diluted:
     Loss before extraordinary loss.......................  $ (0.05)   $ (0.15)   $ (0.17)  $ (0.37)
     Extraordinary loss...................................       --         --      (0.01)       --
                                                            -------    -------    -------   -------
          Net loss........................................  $ (0.05)   $ (0.15)   $ (0.18)  $ (0.37)
                                                            =======    =======    =======   =======
  Basic and diluted weighted-average common shares
     outstanding..........................................   21,649      6,675     18,176     6,492
                                                            =======    =======    =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Cash flows from operating activities:
  Loss before extraordinary loss............................  $ (2,452)  $(1,866)
  Adjustments to reconcile loss before extraordinary loss to net cash used for operating activities:
     Depreciation...........................................       948       629
     Other non-cash items...................................      (432)       32
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (2,734)   (1,035)
       Prepaid and other assets.............................    (1,009)     (177)
       Accounts payable.....................................       985         4
       Accrued expenses.....................................      (985)      672
       Deferred revenue.....................................      (214)   (1,184)
                                                              --------   -------
          Net cash used for operating activities............    (5,893)   (2,925)
                                                              --------   -------
Cash flows from investing activities:
  Purchases of property and equipment and other assets......    (2,233)     (746)
  Purchases of investments..................................   (85,176)       --
  Maturities of investments.................................    30,171        --
                                                              --------   -------
          Net cash used for investing activities............   (57,238)     (746)
                                                              --------   -------
Cash flows from financing activities:
  Net proceeds from initial public offering.................    73,801        --
  Proceeds from exercise of stock options and stock purchase
     plan...................................................       702         9
  Net borrowings on working capital line of credit..........        --     2,445
  (Repayments) borrowings of long-term debt, net............    (2,862)    1,407
  Other.....................................................       (24)       --
                                                              --------   -------
          Net cash provided by financing activities.........    71,617     3,861
                                                              --------   -------
          Net change in cash and cash equivalents...........     8,486       190
Cash and cash equivalents at beginning of period............     2,630       912
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 11,116   $ 1,102
                                                              ========   =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     68   $   100
                                                              ========   =======
  Non-cash financing activities:
     Series A convertible preferred stock exchanged for
      common stock, including dividends.....................  $  9,343
     Series B convertible preferred stock exchanged for
      common stock..........................................     5,481
     Series C convertible preferred stock exchanged for
      common stock..........................................     8,624
                                                              --------
                                                              $ 23,448
                                                              ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1. GENERAL AND BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its wholly-owned subsidiaries (collectively, "Witness" or the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

     In February 2000, the Company completed its initial public offering in which the Company issued 3.8 million shares at an offering price of $20.00 per share. Simultaneously, the Company's underwriters exercised their over-allotment option to issue an additional 570,000 shares (212,269 of which were newly issued and 350,731 which were sold by certain stockholders). Net proceeds to the Company were $74.8 million, after deducting underwriting discounts and commissions and selling stockholders' net proceeds. In connection with the offering, each outstanding share of the Company's convertible preferred stock was converted into 1.8 shares of the Company's common stock resulting in the issuance of 10,409,973 shares of common stock, of which 116,211 shares represented the conversion of certain preferred stock dividends.

     The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is on file with the U.S. Securities and Exchange Commission. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

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

                             WITNESS SYSTEMS, INC.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- (CONTINUED)
     The amortized cost and fair value of investments available for sale as of June 30, 2000, were as follows:

                                                                 UNREALIZED
                                                              -----------------
                                                     COST      GAIN      LOSS     MARKET
                                                    -------   -------   -------   -------
                                                               (IN THOUSANDS)
Cash and cash equivalents:
  Cash............................................  $ 1,038   $    --   $    --   $ 1,038
  Money market fund...............................    5,108        --        --     5,108
  Commercial paper................................    2,970        --        --     2,970
  Auction rate preferred securities...............    2,000        --        --     2,000
                                                    -------   -------   -------   -------
          Total cash and cash equivalents.........  $11,116   $    --   $    --   $11,116
                                                    =======   =======   =======   =======
Short term investments:
  Commercial paper................................  $27,711   $    --   $    --   $27,711
  Corporate debt securities.......................   21,865        --        34    21,831
  U.S. Government Agency securities...............    6,000        --         9     5,991
                                                    -------   -------   -------   -------
          Total short-term investments............  $55,576   $    --   $    43   $55,533
                                                    =======   =======   =======   =======

     At June 30, 2000, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $44.6 million and investments with maturity dates ranging from one to two years totaled $10.9 million.

3. NET LOSS PER SHARE

     The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in February 2000. Accordingly, a pro forma calculation is presented below, assuming the weighted effect of the conversion of all outstanding shares for the three months ended June 30, 1999 and six months ended June 30, 2000 and 1999 of convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance through February 10, 2000.

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                            ---------------------   -------------------
                                                              2000        1999        2000       1999
                                                            ---------   ---------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Proforma:
  Loss before extraordinary loss..........................   $  (979)    $  (799)   $(2,452)   $(1,866)
                                                             =======     =======    =======    =======
  Historical basic and diluted common shares
     outstanding..........................................    21,649       6,675     18,176      6,492
  Adjustments to reflect initial public offering:
     Conversion of Series A preferred stock and
       dividends..........................................        --       5,776      1,328      5,776
     Conversion of Series B preferred stock...............        --       2,128        479      2,128
     Conversion of Series C preferred stock...............        --          --        538         --
     Vesting of restricted common stock...................        --         576        124        576
                                                             -------     -------    -------    -------
          Pro forma basic and diluted common shares
            outstanding...................................    21,649      15,155     20,645     14,972
                                                             =======     =======    =======    =======
          Pro forma basic and diluted loss per share
            before extraordinary loss.....................   $ (0.05)    $ (0.05)   $ (0.12)   $ (0.12)
                                                             =======     =======    =======    =======

                             WITNESS SYSTEMS, INC.

3. NET LOSS PER SHARE -- (CONTINUED)
     The computation of basic and diluted loss per share before extraordinary loss for the three and six months ended June 30, 2000 and 1999 was as follows:

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                    ---------------------   -------------------
                                                      2000        1999        2000       1999
                                                    ---------   ---------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Historical:
  Loss before extraordinary loss..................   $  (979)    $  (799)   $(2,452)   $(1,866)
  Preferred stock dividends and accretion.........        --        (232)      (611)      (540)
                                                     -------     -------    -------    -------
  Loss before extraordinary loss applicable to
     common stockholders..........................   $  (979)    $(1,031)   $(3,063)   $(2,406)
                                                     =======     =======    =======    =======
  Basic and diluted common shares outstanding.....    21,649       6,675     18,176      6,492
                                                     =======     =======    =======    =======
  Basic and diluted loss per share before
     extraordinary loss...........................   $ (0.05)    $ (0.15)   $ (0.17)   $ (0.37)
                                                     =======     =======    =======    =======

     The Company has excluded all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 2,066,202 and 2,323,011 from the three and six months ended June 30, 2000, respectively, and 9,112,854 and 9,119,559 from the three and six months ended June 30, 1999, respectively.

4. COMPREHENSIVE LOSS

     The components of total comprehensive loss are as follows:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                 -----------------------   -----------------
                                                    2000         1999       2000      1999
                                                 ----------   ----------   -------   -------
                                                               (IN THOUSANDS)
Net loss.......................................   $  (979)      $(799)     $(2,700)  $(1,866)
Foreign currency translation adjustment........       (18)         --          (32)       --
Unrealized net holding loss on investments.....       (42)         --          (43)       --
                                                  -------       -----      -------   -------
          Total comprehensive loss.............   $(1,039)      $(799)     $(2,775)  $(1,866)
                                                  =======       =====      =======   =======

     The components of accumulated other comprehensive deficit are as follows:

                                                                 JUNE 30,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Cumulative translation adjustment...........................       $(32)
Unrealized net holding loss on investments..................        (43)
                                                                   ----
          Accumulated other comprehensive deficit...........       $(75)
                                                                   ====

5. RELOCATION COSTS

     During the second quarter of 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. The plan calls for the Company to sublet its existing office facilities, which are under noncancellable leases expiring on June 30, 2002. The plan also identified all

                             WITNESS SYSTEMS, INC.

5. RELOCATION COSTS -- (CONTINUED)
significant actions to be taken including the negotiation of a new office lease and the expected timing of the relocation. In addition, the Company is taking actions to complete the plan in a specified amount of time and believes that changes to the plan are not likely. During July 2000, the Company executed a lease agreement for the new facility (See Note 6). In accordance with the Emerging Issues Task Force's abstract no. 94-3, the Company estimated that costs associated with subletting its existing facilities would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000 and allocated such costs to each functional area of the organization.

6. SUBSEQUENT EVENT

     During July 2000, the Company executed a new lease agreement for its corporate headquarters with an 86-month term and future minimum lease payments of $93,292 in 2000, $2.0 million in 2001, $2.2 million in 2002, $2.2 million in
2003, $2.3 million in 2004, $2.3 million in 2005 and $4.6 million thereafter. In connection with this lease, the Company provided an irrevocable standby letter of credit in the amount of $3.3 million to secure the lease. The Company pledged to Chase Manhattan Bank short-term investments valued at the same amount as the collateral for the letter of credit. The amount of the collateral pledged will decrease over time to $0 by May 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed in Exhibit 99.1 of the Company's 1999 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

OVERVIEW

     Witness Systems, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Witness") provides recording and analysis software that enables companies to enhance their customer interactions across multiple communications media. The Company's software is designed to further extend the ability to record, evaluate and analyze complete multimedia customer contact based on user-defined business rules. As businesses find that their customers prefer to communicate more frequently through e-mail and Web chat, in addition to telephone interaction, traditional call centers are shaping themselves into multimedia contact centers. Results from these multimedia recordings can then be combined with other service delivery metrics, enabling organizations to monitor and analyze their sales and service performance. The software is designed to integrate with a variety of third-party software, such as customer relationship management and enterprise resource planning applications, email management and Web chat servers, and with existing telephony and computer network hardware and software. The majority of Witness' customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. The Company primarily utilizes its direct sales organization and a variety of strategic marketing alliances to reach its target customer base.

     The Company generates revenues principally from licensing its software to customers and providing related professional services, including software installation, training and maintenance. During the three and six months ended June 30, 2000, 93% and 95%, respectively, of revenues were derived from sales within North America. License and professional services revenues that are derived from international markets may be denominated in the currency of the applicable market. As a result, the Company's operating results may become subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar.

     The Company's license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which software product is licensed, the number of software products licensed and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. All of the software products share common platform components, allowing for easy integration of additional software products as they are licensed from Witness.

     The Company recognizes license revenues when a signed, noncancellable license agreement exists; the software product has been delivered to the customer; the amount of fees to be paid by the customer is fixed or determinable; and collection of these fees is probable. Revenues could vary significantly from quarter to quarter due to the nature of the licensing process.

     The Company's customers generally purchase installation and training services directly through Witness' internal professional services organization on either a fixed fee or generally on a time and materials basis. Revenues on installation and training services are recognized upon performance of the related services.

     The Company's customers also purchase maintenance contracts that provide software upgrades and technical support over a stated term, generally twelve months. Primarily, all customers have purchased an initial maintenance contract for each newly licensed site. Revenues on maintenance are recognized ratably over the terms of the maintenance contracts, which are usually one year.

     Through the first quarter of 1999, the Company also generated revenues from the sale of computer hardware. Witness chose to discontinue hardware sales due to losses incurred from selling such hardware.

     The Company's cost of license revenues primarily consists of license fees due to third parties for royalties and, to a lesser extent, packaging costs. Cost of services revenues includes salaries and related expenses for installation, training and maintenance personnel and allocations of facilities, communications and depreciation expenses. Cost of hardware revenues consisted of purchases of hardware. Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Witness classifies all charges to these operating expense categories based on the nature of the expenditures. The Company allocates the costs for overhead and facilities to each of the functional areas that utilize the overhead and facilities services. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment. Operating expenses are anticipated to continue to increase, and the Company expects to continue to invest in its international operations. Although such increased expenses could cause Witness to continue to incur losses for the foreseeable future, the Company believes that it may achieve net profitability within the next six months due to revenue growth. However, the Company's limited operating history makes it difficult to predict future operating results and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, no significant software development costs have been incurred after technological feasibility has been established. Accordingly, the Company has not capitalized any internal software development costs to date.

     The Company had 238 full-time employees at June 30, 2000, up from 178 at December 31, 1999. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, it is necessary to implement and improve operational systems, procedures and controls on a timely basis. In addition, the Company expects that future expansion will continue to challenge its ability to hire, train, motivate and manage its employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If total revenues do not increase relative to operating expenses, if management systems do not expand to meet increasing demands, and if Witness fails to attract, assimilate and retain qualified personnel or its management otherwise fails to manage its expansion effectively, there would be a material adverse effect on its business, financial condition and operating results.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three and six months ended June 30, 2000 and 1999 expressed as a percentage of total revenues.

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------    -----------------
                                                         2000         1999     2000        1999
                                                        ------       ------    -----       -----
Revenues:
  License.............................................   68.0%        72.9%     68.1%       73.0%
  Services............................................   32.0         27.1      31.9        26.5
  Hardware............................................     --           --        --         0.5
                                                        -----        -----     -----       -----
          Total revenues..............................  100.0        100.0     100.0       100.0
                                                        -----        -----     -----       -----
Cost of revenues:
  License.............................................    1.2          1.7       1.0         2.1
  Services............................................   18.7         17.2      18.6        17.2
  Hardware............................................     --           --        --         0.5
                                                        -----        -----     -----       -----
          Total cost of revenues......................   19.9         18.9      19.6        19.8
                                                        -----        -----     -----       -----
          Gross profit................................   80.1         81.1      80.4        80.2
Operating expenses:
  Sales and marketing.................................   55.5         52.3      55.3        51.5
  Research and development............................   23.4         27.9      25.9        27.3
  General and administrative..........................   21.3         16.1      21.4        17.2
  Deferred stock compensation and other costs.........    0.6           --       0.7         3.9
                                                        -----        -----     -----       -----
          Operating loss..............................  (20.7)       (15.2)    (22.9)      (19.7)
Interest and other income (expense), net..............   11.2         (1.5)      9.2        (1.0)
                                                        -----        -----     -----       -----
          Loss before provision for income taxes and
            extraordinary loss........................   (9.5)       (16.7)    (13.7)      (20.7)
Provision for income taxes............................     --           --        --          --
                                                        -----        -----     -----       -----
          Loss before extraordinary loss..............   (9.5)       (16.7)    (13.7)      (20.7)
Extraordinary loss....................................     --           --      (1.4)         --
                                                        -----        -----     -----       -----
          Net loss....................................   (9.5)%      (16.7)%   (15.1)%     (20.7)%
                                                        =====        =====     =====       =====

REVENUES

     Total revenues increased 115% to $10.3 million in the second quarter of 2000 from $4.8 million in the second quarter of 1999. For the six months ended June 30, 2000, total revenues increased 99% to $17.9 million from $9.0 million in the same year-ago period. These increases were attributable to the growth in customer sites to 444 at the end of the second quarter of 2000 from 194 at the end of the second quarter of 1999.

     License revenues increased 100% to $7.0 million in the second quarter of 2000 from $3.5 million in the second quarter of 1999. For the six months ended June 30, 2000, license revenues increased 85% to $12.2 million from $6.6 million in the same year-ago period. Growing market awareness of the Company's products and an expanded sales force facilitated this growth. Further, during the second quarters of 2000 and 1999, the percentage of license revenues attributable to new customers was 58% and 42%, respectively, while 42% and 58%, respectively, was attributable to add-on sales to the existing customer base. License revenues as a percentage of total revenues decreased to 68.0% and 68.1% in the three and six months ended June 30, 2000, respectively, from 72.9% and 73.0% in the same year-ago periods, respectively, due to growth from services revenues.

     Services revenues, consisting of installation, training and maintenance services, increased 154% to $3.3 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999. For the six months ended June 30, 2000, services revenues increased 140% to $5.7 million from $2.4 million in the same year-ago period. Services revenues increased due to the growth in the number of customer sites. As a percentage of total revenues, services revenues increased to 32.0% and 31.9% in the three and six months ended June 30, 2000, respectively, from 27.1% and 26.5% in the same year-ago periods.

     Hardware revenues decreased to $0 in the six months ended June 30, 2000 from $46,000 in the same year-ago period, due to the Company's discontinuance of hardware sales during the first quarter of 1999.

COST OF REVENUES

     Total cost of revenues increased 127% to $2.0 million in the second quarter of 2000 from $0.9 million in the second quarter of 1999. For the six months ended June 30, 2000, total cost of revenues increased 98% to $3.5 million from $1.8 million in the same year-ago period. Cost of revenues as a percentage of total revenues increased to 19.9% in the second quarter of 2000 from 18.9% in the second quarter of 1999. This increase was primarily a result of increased services and support staff. For the six months ended June 30, 2000, cost of revenues as a percentage of total revenues decreased to 19.6% from 19.8% in the same year-ago period. This decrease was primarily due to improved services margins through improved project management.

     Cost of license revenues increased 49% to $124,000 in the second quarter of 2000 from $83,000 in the second quarter of 1999. For both the six months ended June 30, 2000, and 1999, cost of license revenues was $185,000, respectively. Cost of license revenues as a percentage of license revenues decreased to 1.8% and 1.5% in the three and six months ended June 30, 2000, respectively, from 2.4% and 2.8% in the same year-ago periods, respectively, due to decreased unit royalty rates paid to third-parties. The Company expects third party royalty fees to increase slightly as a greater proportion of revenues are originated from products containing third-party software components.

     Cost of services revenues increased 135% to $1.9 million in the second quarter of 2000 from $0.8 million in the second quarter of 1999. For the six months ended June 30, 2000, cost of services revenues increased 115% to $3.3 million from $1.5 million in the same year-ago period. These increases were a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenues as a percentage of services revenues decreased to 58.5% and 58.3% in the three and six months ended June 30, 2000, respectively, from 63.2% and 64.9% in the same year-ago periods, respectively. These improvements in services margins were mainly due to improved project management for installation services and, to a lesser extent, fewer employees engaged in maintenance services per customer. The Company expects to continue to hire additional service personnel, however, and anticipates that cost of services revenues will increase.

     Cost of hardware revenues decreased to $0 in the six months ended June 30, 2000, from $46,000 in the same year-ago period, due to the discontinuance of hardware sales in the first quarter of 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 128% to $5.7 million in the second quarter of 2000 from $2.5 million in the second quarter of 1999, representing 55.5% and 52.3% of total revenues, respectively. For the six months ended June 30, 2000, sales and marketing expenses increased 113% to $9.9 million from $4.6 million in the same year-ago period, representing 55.3% and 51.5% of total revenues, respectively. These increases primarily related to increases in sales and marketing personnel, as well as increases in marketing program expenses. The Company expects that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of additional sales offices both domestically and internationally in Europe, Asia and Latin America. Witness also expects additional increases in advertising and marketing programs and other promotional activities and anticipates that sales and marketing expenses will vary as a percentage of total revenues from period to period.

     Research and Development. Research and development expenses increased 80% to $2.4 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999. For the six months ended June 30, 2000, research and development expenses increased 89% to $4.6 million from $2.5 million in the same year-ago period. These increases were primarily due to an increase in the number of employees and consultants engaged in research and development activities. As a percentage of total revenues, research and development expenses decreased to 23.4% in the second quarter of 2000 from 27.9% in the second quarter of 1999. For the six months ended June 30, 2000, and 1999, research and development expenses as a percentage of total revenues decreased to 25.9% from 27.3%, respectively. The Company expects research and development expenses to increase in absolute amount as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     General and Administrative. General and administrative expenses increased 184% to $2.2 million in the second quarter of 2000 from $0.8 million in the second quarter of 1999, representing 21.3% and 16.1% of total revenues, respectively. General and administrative expenses increased 146% to $3.8 million in the six months ended June 30, 2000 from $1.6 million in the same year-ago period, representing 21.4% and 17.2% of total revenues, respectively. These increases were primarily due to an increase in the number of employees and related expenses in the executive, finance and administrative functions to manage growth. The Company expects general and administrative costs to further increase in absolute amount as it continues to add infrastructure to support a larger organization and continues to invest in its international expansion.

     The Company incurred deferred stock compensation of $64,000 and $128,000 in the three and six months ended June 30, 2000, respectively, relating to certain stock options granted in 1999. Other personnel costs of $350,000 in the six months ended June 30, 1999, related to severance payments for terminated executives during the first quarter of 1999.

RELOCATION COSTS

     During the second quarter of 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. The plan calls for the Company to sublet its existing office facilities, which are under noncancellable leases expiring on June 30, 2002. The plan also identified all significant actions to be taken including the negotiation of a new office lease and the expected timing of the relocation. In addition, the Company is taking actions to complete the plan in a specified amount of time and believes that changes to the plan are not likely. During July 2000, the Company executed a lease agreement for the new facility. The Company estimated that costs associated with subletting its existing facilities would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000 and allocated such costs to each functional area of the organization.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net increased to $1.2 million and $1.6 million in the three and six months ended June 30, 2000, respectively, from $(72,000) and $(91,000) in the same year-ago periods, respectively. These increases were primarily due to the interest earned on the proceeds received from the initial public offering in February 2000.

PROVISION FOR INCOME TAXES

     No provision for federal, state or foreign income taxes has been recorded as the Company incurred net operating losses for all periods presented. Witness has recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards, as the future realization of the tax benefit is not currently considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $5.9 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively. This increase was due primarily to changes in operating working capital.

     Investing activities consisted of capital expenditures totaling $2.2 million and $0.7 million for the six months ended June 30, 2000, and 1999, respectively, used to acquire furniture and equipment and other assets. The Company expects to have capital expenditures of approximately $4.5 million in the year 2000. These expenditures include costs associated with the build-out of the new facility plus computer costs associated with the growing employee base. The Company anticipates that its capital expenditures will increase over the next several years as Witness expands its facilities and acquires equipment to support expansion of its sales and marketing and research and development activities. In addition, during the six months ended June 30, 2000, the Company's investing activities included net purchases of marketable securities totaling $55.0 million resulting from the Company's initial public offering. The Company intends to use these investments primarily to fund its sales and marketing and research and development expenses, its operating deficits and other working capital needs and for general corporate purposes, including the development of its product lines through acquisitions of products, technologies and businesses.

     Net cash provided by financing activities for the six months ended June 30, 2000 and 1999 was $71.6 million and $3.9 million, respectively. The increase was due primarily to the receipt of proceeds from the Company's initial public offering. The Company recorded an extraordinary loss on the early extinguishment of debt of $248,000 during the six months ended June 30, 2000, due to the write-off of unamortized debt discount and deferred financing fees and the payment of a $67,000 prepayment penalty. The Company also terminated its loan and security agreement with Greyrock Capital.

     At June 30, 2000, the Company had $66.6 million in cash and cash equivalents and short-term investments, and $63.1 million in working capital. During July 2000, the Company executed a new lease agreement for its corporate headquarters with an 86-month term. In connection with the new lease, the Company provided an irrevocable standby letter of credit in the amount of $3.3 million to secure the lease. The Company pledged to Chase Manhattan Bank short-term investments valued at the same amount as the collateral for the letter of credit. The amount of the collateral pledged will decrease over time to $0 by May 31, 2007. The Company's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Due to the nature of its short-term instruments, the Company does not believe that it has a material market risk exposure.

     The Company believes that its existing cash and cash equivalents and short-term investments, offset by cash used in operating activities, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. The Company cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 15, 2000. The matters voted on at the Annual Meeting were as follows:

          (1) Election of Director

          The election of Dave B. Gould to serve as a director of the Company through May 2003 or until a successor is elected was approved as indicated below:

        Votes for...................................................  16,050,668
        Votes withheld..............................................     113,471

          (2) The appointment of KPMG LLP as independent public accountants for year ending December 31, 2000 was ratified as follows:

        Votes for...................................................  16,157,429
        Votes against...............................................         550
        Abstentions.................................................       6,160

     The following directors will continue to serve as directors until the expiration of their terms as indicated:

        John Abraham................................................    May 2001
        James W. Judson.............................................    May 2001
        Thomas J. Crotty............................................    May 2002
        Joel Katz...................................................    May 2002

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.21   Lease Agreement between Witness Systems, Inc. and Colonial
        Center at Mansell Overlook/Colonial Business Center dated
        July 28, 2000.
27.     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the second quarter of 2000.

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

                                          Witness Systems, Inc.

                                          By:      /s/ DAVID B. GOULD
                                            ------------------------------------
                                                       DAVID B. GOULD
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

                                          By:       /s/ JON W. EZRINE
                                            ------------------------------------
                                                       JON W. EZRINE
                                                  Chief Financial Officer

Dated: August 11, 2000