Form 10-K405/A
period 1999-12-31
WITNESS SYSTEMS INC
filed 2000-09-26
CIK 1097338

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                                -----------------


[X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ----------   ----------

                        COMMISSION FILE NUMBER 000-29335

                               -------------------

                              WITNESS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       23-2518693
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)
           1105 SANCTUARY PARKWAY
                SUITE 210                                          30004
           ALPHARETTA, GEORGIA
    (Address of principal executive offices)                    (Zip code)

         Registrant's telephone number, including area code 770-754-1900

                              --------------------


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
        -------------------                 ------------------------------------
 Common Stock, par value $.01 per share       NASDAQ - National Market System



Purpose of Amendment: To include the information required by Part IV, Item 14(a) of the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 24, 2000.
                              ---------------------

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

                                                 /s/  KPMG LLP

Atlanta, Georgia
February 21, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on September 26, 2000.


Dated: September 26, 2000

                              WITNESS SYSTEMS, INC.


                              BY: /s/ David B. Gould
                                  ----------------------------------------------
                                      David B. Gould
                                      Chairman of the Board, President and
                                      Chief Executive Officer