Form 10-Q
period 2000-09-30
WITNESS SYSTEMS INC
filed 2000-11-13
CIK 1097338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-29335

                          ---------------------------

                             WITNESS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                         23-2518693
      (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                        organization)

                   1105 SANCTUARY PARKWAY                                    30004
                         SUITE 210                                         (Zip code)
                    ALPHARETTA, GEORGIA
          (Address of principal executive offices)

        Registrant's telephone number, including area code: 770-754-1900

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   OUTSTANDING AT NOVEMBER 3, 2000
                -----                   -------------------------------
Common Stock, par value $.01 per share            21,827,585

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             WITNESS SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I.         FINANCIAL INFORMATION

  Item 1.       Financial Statements:

                Condensed Consolidated Balance Sheets at
                September 30, 2000 and December 31, 1999....................    3

                Condensed Consolidated Statements of Operations
                for the three and nine months ended September 30, 2000 and
                1999........................................................    4

                Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2000 and 1999.......    5

                Notes to the Condensed Consolidated Financial Statements....    6

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............   10

  Item 3.       Quantitative and Qualitative Disclosures About Market
                Risk........................................................   15

PART II.        OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K............................   16

SIGNATURES..................................................................   17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WITNESS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 19,746        $  2,630
  Short-term investments....................................      42,066              --
  Accounts receivable, net..................................       8,062           4,015
  Prepaid and other current assets..........................       2,326           1,023
                                                                --------        --------
         Total current assets...............................      72,200           7,668
Restricted investments......................................       3,660              --
Property and equipment, net.................................       2,604           1,947
Other assets................................................       3,307           1,228
                                                                --------        --------
                                                                $ 81,771        $ 10,843
                                                                ========        ========
          LIABILITIES, CONVERTIBLE PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................    $     --        $  2,409
  Accounts payable..........................................       2,345           1,632
  Accrued expenses..........................................       6,108           5,642
  Deferred revenue..........................................       4,827           3,729
                                                                --------        --------
         Total current liabilities..........................      13,280          13,412
Long-term debt, net of current portion......................          --             250
                                                                --------        --------
         Total liabilities..................................      13,280          13,662
                                                                --------        --------
Convertible preferred stock, $.01 par value; redeemable;
  authorized 6,731,954 shares; stated at redemption value,
  net of unaccreted discount:
  Series A, 4,000,000 shares designated; 3,184,000 shares
    issued and outstanding at December 31, 1999.............          --           8,915
  Series B, 1,231,954 shares designated; 1,181,954 shares
    issued and outstanding at December 31, 1999.............          --           5,481
  Series C, 1,500,000 shares designated; 1,325,028 shares
    issued and outstanding at December 31, 1999.............          --           8,441
                                                                --------        --------
         Total convertible preferred stock..................          --          22,837
                                                                --------        --------
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 21,806,678 and 10,316,696 shares issued at
    September 30, 2000 and December 31, 1999, respectively;
    21,806,678 and 6,876,912 shares outstanding at September
    30, 2000 and December 31, 1999, respectively............         218             103
  Additional paid-in capital................................      94,154           4,347
  Accumulated deficit.......................................     (23,271)        (20,591)
  Notes receivable for stock................................      (2,594)         (2,594)
  Treasury stock, 3,439,784 common shares at December 31,
    1999, at cost...........................................          --          (6,921)
  Accumulated other comprehensive deficit...................         (16)             --
                                                                --------        --------
         Total stockholders' equity (deficit)...............      68,491         (25,656)
                                                                --------        --------
                                                                $ 81,771        $ 10,843
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    -------------------
                                                         2000         1999       2000        1999
                                                        -------      -------    -------     -------
Revenues:
  License.............................................  $ 8,056      $ 4,436    $20,250     $11,011
  Services............................................    3,810        1,694      9,523       4,079
  Hardware............................................       --           --         --          46
                                                        -------      -------    -------     -------
         Total revenues...............................   11,866        6,130     29,773      15,136
                                                        -------      -------    -------     -------
Cost of revenues:
  License.............................................      141           73        326         258
  Services............................................    2,069        1,048      5,406       2,596
  Hardware............................................       --           --         --          46
                                                        -------      -------    -------     -------
         Total cost of revenues.......................    2,210        1,121      5,732       2,900
                                                        -------      -------    -------     -------
         Gross profit.................................    9,656        5,009     24,041      12,236
Operating expenses:
  Sales and marketing.................................    5,817        2,768     15,771       7,409
  Research and development............................    2,689        1,682      7,348       4,180
  General and administrative..........................    2,310        1,318      6,174       3,181
  Acquired in-process research and development........       --        3,506         --       3,506
                                                        -------      -------    -------     -------
         Operating loss...............................   (1,160)      (4,265)    (5,252)     (6,040)
Interest and other income (expense), net..............    1,180         (229)     2,820        (320)
                                                        -------      -------    -------     -------
         Income (loss) before provision for income
           taxes and extraordinary loss...............       20       (4,494)    (2,432)     (6,360)
Provision for income taxes............................       --           --         --          --
                                                        -------      -------    -------     -------
         Income (loss) before extraordinary loss......       20       (4,494)    (2,432)     (6,360)
Extraordinary loss on the early extinguishment of
  debt................................................       --           --       (248)         --
                                                        -------      -------    -------     -------
         Net income (loss)............................       20       (4,494)    (2,680)     (6,360)
Preferred stock accretion and dividends...............       --         (550)      (611)     (1,090)
                                                        -------      -------    -------     -------
         Net income (loss) applicable to common
           stockholders...............................  $    20      $(5,044)   $(3,291)    $(7,450)
                                                        =======      =======    =======     =======
Net income (loss) per share (see Note 3 for pro forma
  net income (loss) per share):
  Basic:
    Income (loss) before extraordinary loss...........  $  0.00      $ (0.79)   $ (0.16)    $ (1.15)
    Extraordinary loss................................       --           --      (0.01)         --
                                                        -------      -------    -------     -------
         Net income (loss)............................  $  0.00      $ (0.79)   $ (0.17)    $ (1.15)
                                                        =======      =======    =======     =======
  Basic weighted-average common shares outstanding....   21,785        6,423     19,379       6,469
                                                        =======      =======    =======     =======
  Diluted:
    Income (loss) before extraordinary loss...........  $  0.00      $ (0.79)   $ (0.16)    $ (1.15)
    Extraordinary loss................................       --           --      (0.01)         --
                                                        -------      -------    -------     -------
         Net income (loss)............................  $  0.00      $ (0.79)   $ (0.17)    $ (1.15)
                                                        =======      =======    =======     =======
  Diluted weighted-average common shares
    outstanding.......................................   23,908        6,423     19,379       6,469
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

                             WITNESS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------     -------
Cash flows from operating activities:
  Loss before extraordinary loss............................  $ (2,432)    $(6,360)
  Adjustments to reconcile loss before extraordinary loss to net cash used for operating activities:
    Depreciation and amortization...........................     2,190         934
    Stock issued for in-process research and development....        --       3,481
    Other non-cash items....................................      (667)        281
    Changes in operating assets and liabilities:
       Accounts receivable..................................    (4,070)     (3,942)
       Prepaid and other assets.............................    (1,357)       (746)
       Accounts payable.....................................       591         (77)
       Accrued expenses.....................................      (940)      2,618
       Deferred revenue.....................................     1,103        (649)
                                                              --------     -------
         Net cash used for operating activities.............    (5,582)     (4,460)
                                                              --------     -------
Cash flows from investing activities:
  Purchases of property and equipment and other assets......    (4,172)     (1,137)
  Purchases of investments..................................   (87,006)         --
  Maturities of investments.................................    42,212          --
                                                              --------     -------
         Net cash used for investing activities.............   (48,966)     (1,137)
                                                              --------     -------
Cash flows from financing activities:
  Net proceeds from initial public offering.................    73,801          --
  Proceeds from exercise of stock options and ESPP..........       769          91
  Net borrowings on working capital line of credit..........        --         402
  (Repayments) borrowings of long-term debt, net............    (2,862)      1,282
  Purchase of treasury shares...............................        --      (5,350)
  Proceeds from sale of Series C convertible preferred
    stock, net..............................................        --       8,312
  Other.....................................................       (44)         --
                                                              --------     -------
         Net cash provided by financing activities..........    71,664       4,737
                                                              --------     -------
         Net change in cash and cash equivalents............    17,116        (860)
Cash and cash equivalents at beginning of period............     2,630         912
                                                              --------     -------
Cash and cash equivalents at end of period..................  $ 19,746     $    52
                                                              ========     =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     68     $   209
                                                              ========     =======
  Non-cash financing activities:
    Series A convertible preferred stock exchanged for
      common stock, including dividends.....................  $  9,343
    Series B convertible preferred stock exchanged for
      common stock..........................................     5,481
    Series C convertible preferred stock exchanged for
      common stock..........................................     8,624
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

     Witness provides customer interaction recording, analysis and electronic learning software that enables companies to optimize their customer relationships across multiple communications media. The Company's software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through one or more interaction points, such as telephone, e-mail and Web chat.

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

     The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the U.S. Securities and Exchange Commission. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

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

                             WITNESS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- (CONTINUED)

     The amortized cost and fair value of investments available for sale as of September 30, 2000, were as follows:

                                                                 UNREALIZED
                                                              -----------------
                                                     COST      GAIN      LOSS     MARKET
                                                    -------   -------   -------   -------
                                                               (IN THOUSANDS)
Cash and cash equivalents:
  Cash............................................  $ 2,847   $    --   $    --   $ 2,847
  Money market fund...............................    4,476        --        --     4,476
  Commercial paper................................    8,423        --        --     8,423
  Auction rate preferred securities...............    4,000        --        --     4,000
                                                    -------   -------   -------   -------
          Total cash and cash equivalents.........  $19,746   $    --   $    --   $19,746
                                                    =======   =======   =======   =======
Short-term investments:
  Commercial paper................................  $15,835   $    --   $    --   $15,835
  Corporate debt securities.......................   21,854        39        (2)   21,891
  U.S. Government Agency securities...............    8,000        --        --     8,000
                                                    -------   -------   -------   -------
          Total short-term investments............   45,689        39        (2)   45,726
  Less: Restricted investments (Note 5)...........   (3,660)       --        --    (3,660)
                                                    -------   -------   -------   -------
                                                    $42,029   $    39   $    (2)  $42,066
                                                    =======   =======   =======   =======

     At September 30, 2000, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $37.2 million and investments with maturity dates ranging from one to two years totaled $8.5 million.

3. NET INCOME (LOSS) PER SHARE

     The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the Company's initial public offering in February 2000. Accordingly, a pro forma calculation is presented below, assuming the weighted effect of the conversion of all outstanding shares for the three months ended September 30, 1999 and nine months ended September 30, 2000 and 1999 of convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance through February 10, 2000.

                             WITNESS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. NET INCOME (LOSS) PER SHARE -- (CONTINUED)

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------    -------------------
                                            2000         1999       2000        1999
                                           -------      -------    -------     -------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma:
  Income (loss) before extraordinary
     loss................................  $    20      $(4,494)   $(2,432)    $(6,360)
                                           =======      =======    =======     =======
  Historical diluted common shares
     outstanding.........................   23,908        6,423     19,379       6,469
  Adjustments to reflect initial public
     offering:
     Conversion of Series A preferred
       stock and dividends...............       --        5,776        887       5,776
     Conversion of Series B preferred
       stock.............................       --        2,128        319       2,128
     Conversion of Series C preferred
       stock.............................       --        1,555        358         518
     Vesting of restricted common
       stock.............................       --          576         82         385
                                           -------      -------    -------     -------
          Pro forma diluted common shares
            outstanding..................   23,908       16,458     21,025      15,276
                                           =======      =======    =======     =======
  Pro forma diluted income (loss) per
     share before extraordinary loss.....  $  0.00      $ (0.27)   $ (0.12)    $ (0.42)
                                           =======      =======    =======     =======

     The computation of basic and diluted income (loss) per share before extraordinary loss for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            --------------------   --------------------
                                             2000         1999      2000         1999
                                            -------      -------   -------      -------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Historical:
  Income (loss) before extraordinary
     loss.................................  $    20      $(4,494)  $(2,432)     $(6,360)
  Preferred stock dividends and
     accretion............................       --         (550)     (611)      (1,090)
                                            -------      -------   -------      -------
  Income (loss) before extraordinary loss
     applicable to common stockholders....  $    20      $(5,044)  $(3,043)     $(7,450)
                                            =======      =======   =======      =======
  Basic common shares outstanding.........   21,785        6,423    19,379        6,469
  Dilutive effect of stock options........    2,123           --        --           --
                                            -------      -------   -------      -------
     Diluted common shares outstanding....   23,908        6,423    19,379        6,469
                                            =======      =======   =======      =======
  Diluted income (loss) per share before
     extraordinary loss...................  $  0.00      $ (0.79)  $ (0.16)     $ (1.15)
                                            =======      =======   =======      =======

     For the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999, the Company has excluded all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net income
(loss) per share was 2,256,259 for the nine months ended September 30, 2000, and 11,036,308 and 9,758,475 for the three and nine months ended September 30, 1999, respectively.

                             WITNESS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) are as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   --------------------
                                             2000         1999      2000         1999
                                             ----        -------   -------      -------
                                                           (IN THOUSANDS)
Net income (loss)..........................  $ 20        $(4,494)  $(2,680)     $(6,360)
Foreign currency translation adjustment....   (21)            --       (53)          --
Unrealized net holding gain on
  investments..............................    80             --        37           --
                                             ----        -------   -------      -------
          Total comprehensive income
            (loss).........................  $ 79        $(4,494)  $(2,696)     $(6,360)
                                             ====        =======   =======      =======

     The components of accumulated other comprehensive deficit are as follows:

                                                              SEPTEMBER 30,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Cumulative translation adjustment...........................       $(53)
Unrealized net holding gain on investments..................         37
                                                                   ----
          Accumulated other comprehensive deficit...........       $(16)
                                                                   ====

5. RELOCATION OF CORPORATE HEADQUARTERS AND RESTRICTED INVESTMENTS

     During the second quarter of 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force's abstract no. 94-3, the Company estimated that costs associated with subletting its existing facilities, which are under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000 and as of September 30, 2000, there have been no changes to the plan.

     During July 2000, the Company executed a new lease agreement for its corporate headquarters with an 86-month term and future minimum lease payments of $93,292 in 2000, $2.0 million in 2001, $2.2 million in 2002, $2.2 million in
2003, $2.3 million in 2004, $2.3 million in 2005 and $4.6 million thereafter. In connection with this lease, the Company provided an irrevocable standby letter of credit in the amount of $3.3 million to secure the lease. As collateral for the letter of credit, the Company pledged to Chase Manhattan Bank short-term investments of $3.7 million. The letter of credit and restricted investments contractually decrease over time to zero by May 31, 2007.

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

OVERVIEW

     Witness Systems, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company" or "Witness") provides customer interaction recording, analysis and electronic learning software that enables companies to optimize their customer relationships across multiple communications media. The Company's software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through one or more interaction points, such as telephone, e-mail and Web chat. As businesses find that their customers prefer to communicate more frequently through e-mail and Web chat, in addition to telephone interaction, traditional call centers are shaping themselves into multi-media contact centers. Results from these recordings can then be combined with other service delivery metrics, enabling organizations to monitor and analyze their sales and service performance. The software is designed to integrate with a variety of third party software, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of Witness' customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. The Company primarily utilizes its direct sales organization and a variety of strategic marketing alliances to reach and maintain its target customer base.

     The Company generates revenues principally from licensing its software to customers and providing related professional services, including software installation, training and maintenance support. During the three and nine months ended September 30, 2000, approximately 95% of the Company's revenues were derived from sales within North America. License and professional services revenues that are derived from international markets may be denominated in the currency of the applicable market. As a result, the Company's operating results are subject to fluctuations based upon changes in the exchange rates of foreign currencies in relation to the U.S. dollar.

     The Company's license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which software product is licensed, the number of software products licensed and the number of users licensed. Customers can subsequently purchase additional user licenses for previously licensed software products or can purchase additional software products. All of the Company's software products share common platform components, allowing for integration of additional software products as they are licensed from Witness.

     The Company recognizes license revenues when a signed, noncancellable license agreement exists; the software product has been delivered to the customer; the amount of fees to be paid by the customer is fixed or determinable; and collection of these fees is probable.

     The Company's customers traditionally purchase installation and training services directly through Witness' professional services organization on either a fixed fee or a time and materials basis. Revenues on installation and training services are recognized upon performance of the related services.

     The Company's customers also purchase maintenance support contracts that provide software updates and technical support over a stated term, generally twelve months. Historically, all customers have purchased an initial maintenance contract for each newly licensed site and product. Revenues on maintenance are recognized ratably over the terms of the maintenance contracts, which are usually one year.

     Through the first quarter of 1999, the Company also generated revenues from the sale of computer hardware. The Company discontinued hardware sales in the first quarter of 1999 due to losses incurred from selling hardware.

     The Company's cost of license revenues primarily consists of license fees payable to third parties for royalties and, to a lesser extent, packaging costs. Cost of services revenues includes salaries and related expenses for installation, training and maintenance personnel, and allocations of facilities, communications and depreciation expenses. Cost of hardware revenues consisted of purchases of hardware. Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Witness classifies all charges to these operating expense categories based on the nature of the expenditures. The Company allocates the costs for overhead and facilities to each of the functional areas that utilize the overhead and facilities services. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment. Operating expenses are anticipated to continue to increase and the Company expects to continue to invest in its international operations. During the third quarter of 2000, the Company incurred a loss from operations; however, due to interest income earned during the period the Company achieved a positive net income. The Company expects to continue to incur losses from operations in future fiscal quarters. The Company's limited operating history makes it difficult to predict future operating results and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

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

     The Company had 263 full-time employees at September 30, 2000, up from 178 at December 31, 1999. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, it is necessary to implement and improve operational systems, procedures and controls on a timely basis. In addition, the Company expects that future expansion will continue to challenge its ability to hire, train, motivate and manage its employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If total revenues do not increase relative to operating expenses, if management systems do not expand to meet increasing demands, or if Witness fails to attract, assimilate and retain qualified personnel or its management otherwise fails to manage its expansion effectively, there could be a material adverse effect on its business, financial condition and operating results.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three and nine months ended September 30, 2000 and 1999 expressed as a percentage of total revenues.

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                  2000           1999     2000           1999
                                                  -----          -----    -----          -----
Revenues:
  License.......................................   67.9%          72.4%    68.0%          72.7%
  Services......................................   32.1           27.6     32.0           27.0
  Hardware......................................     --             --       --            0.3
                                                  -----          -----    -----          -----
          Total revenues........................  100.0          100.0    100.0          100.0
                                                  -----          -----    -----          -----
Cost of revenues:
  License.......................................    1.2            1.2      1.1            1.7
  Services......................................   17.4           17.1     18.1           17.2
  Hardware......................................     --             --       --            0.3
                                                  -----          -----    -----          -----
          Total cost of revenues................   18.6           18.3     19.2           19.2
                                                  -----          -----    -----          -----
          Gross profit..........................   81.4           81.7     80.8           80.8
Operating expenses:
  Sales and marketing...........................   49.0           45.2     53.0           48.9
  Research and development......................   22.7           27.4     24.7           27.6
  General and administrative....................   19.5           21.5     20.7           21.0
  Acquired in-process research and
     development................................     --           57.2       --           23.2
                                                  -----          -----    -----          -----
          Operating loss........................   (9.8)         (69.6)   (17.6)         (39.9)
Interest and other income (expense), net........   10.0           (3.7)     9.4           (2.1)
                                                  -----          -----    -----          -----
          Income (loss) before provision for
            income taxes and extraordinary
            loss................................    0.2          (73.3)    (8.2)         (42.0)
Provision for income taxes......................     --             --       --             --
                                                  -----          -----    -----          -----
          Income (loss) before extraordinary
            loss................................    0.2          (73.3)    (8.2)         (42.0)
Extraordinary loss..............................     --             --     (0.8)            --
                                                  -----          -----    -----          -----
          Net income (loss).....................    0.2%         (73.3)%   (9.0)%        (42.0)%
                                                  =====          =====    =====          =====

REVENUES

     Total revenues increased 94% to $11.9 million in the third quarter of 2000 from $6.1 million in the third quarter of 1999. For the nine months ended September 30, 2000, total revenues increased 97% to $29.8 million from $15.1 million in the same year-ago period. These increases were attributable to the growth in customer sites to 518 at the end of the third quarter of 2000 from 325 at the end of 1999 compared to 298 at the end of the third quarter of 1999 from 168 at the end of 1998.

     License revenues increased 82% to $8.1 million in the third quarter of 2000 from $4.4 million in the third quarter of 1999. For the nine months ended September 30, 2000, license revenues increased 84% to $20.3 million from $11.0 million in the same year-ago period. Growing market awareness of the Company's products and an expanded sales force facilitated this growth. During the third quarters of both 2000 and 1999, the percentage of license revenues attributable to new customers was 57%, while 43% was attributable to additional sales to the existing customer base. License revenues as a percentage of total revenues decreased to 67.9% and 68.0% in the three and nine months ended September 30, 2000, respectively, from 72.4% and 72.7% in the same year-ago periods, respectively, due to growth from services revenues.

     Services revenues, consisting of installation, training and maintenance support services, increased 125% to $3.8 million in the third quarter of 2000 from $1.7 million in the third quarter of 1999. For the nine months ended September 30, 2000, services revenues increased 133% to $9.5 million from $4.1 million in the same year-ago period. Services revenues increased due to the growth in the number of new customer sites. As a percentage of total revenues, services revenues increased to 32.1% and 32.0% in the three and nine months ended September 30, 2000, respectively, from 27.6% and 27.0% in the same year-ago periods.

     Hardware revenues decreased to zero in the nine months ended September 30, 2000 from $46,000 in the same year-ago period, due to the Company's discontinuance of hardware sales during the first quarter of 1999.

COST OF REVENUES

     Total cost of revenues increased 97% to $2.2 million in the third quarter of 2000 from $1.1 million in the third quarter of 1999. For the nine months ended September 30, 2000, total cost of revenues increased 98% to $5.7 million from $2.9 million in the same year-ago period. Cost of revenues as a percentage of total revenues increased to 18.6% in the third quarter of 2000 from 18.3% in the third quarter of 1999. This increase was primarily a result of increased services and support staff. For the nine months ended September 30, 2000 and 1999, cost of revenues as a percentage of total revenues was 19.2%.

     Cost of license revenues increased 93% to $141,000 in the third quarter of 2000 from $73,000 in the third quarter of 1999. For the nine months ended September 30, 2000, cost of license revenues increased 26% to $326,000 from $258,000 in the same year-ago period. The Company expects cost of license revenues to increase as a greater proportion of revenues are originated from products containing third-party software components.

     Cost of services revenues increased 97% to $2.1 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999. For the nine months ended September 30, 2000, cost of services revenues increased 108% to $5.4 million from $2.6 million in the same year-ago period. These increases were a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenues as a percentage of services revenues decreased to 54.3% and 56.8% in the three and nine months ended September 30, 2000, respectively, from 61.9% and 63.6% in the same year-ago periods, respectively. These improvements in services margins were mainly due to improved project management for installation services and, to a lesser extent, fewer employees engaged in maintenance services per customer. The Company expects to continue to hire additional service personnel, however, and anticipates that costs of services revenues will increase.

     Cost of hardware revenues decreased to zero in the nine months ended September 30, 2000, from $46,000 in the same year-ago period, due to the discontinuance of hardware sales in the first quarter of 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 110% to $5.8 million in the third quarter of 2000 from $2.8 million in the third quarter of 1999 representing 49.0% and 45.2% of total revenues, respectively. For the nine months ended September 30, 2000, sales and marketing expenses increased 113% to $15.8 million from $7.4 million in the same year-ago period, representing 53.0% and 48.9% of total revenues, respectively. These increases primarily related to increases in sales and marketing personnel, as well as increases in marketing program expenses. The Company expects that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of additional sales offices in North America, Europe, Asia and Latin America. Witness also expects additional increases in advertising and marketing programs and other promotional activities and anticipates that sales and marketing expenses will vary as a percentage of total revenues from period to period.

     Research and Development. Research and development expenses increased 60% to $2.7 million in the third quarter of 2000 from $1.7 million in the third quarter of 1999. For the nine months ended September 30, 2000, research and development expenses increased 76% to $7.3 million from $4.2 million in the same year-ago period. These increases were primarily due to an increase in the number of employees and consultants engaged in research and development activities. As a percentage of total revenues, research and development expenses decreased to 22.7% in the third quarter of 2000 from 27.4% in the third quarter of 1999. For the nine months ended September 30, 2000 and 1999, research and development expenses as a percentage of total revenues decreased to 24.7% from 27.6%, respectively. The Company expects research and development expenses to increase as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     General and Administrative. General and administrative expenses increased 75% to $2.3 million in the third quarter of 2000 from $1.3 million in the third quarter of 1999, representing 19.5% and 21.5% of total revenues, respectively. For the nine months ended September 30, 2000, general and administrative expenses increased 94% to $6.2 million from $3.2 million in the same year-ago period, representing 20.7% and 21.0% of total revenues, respectively. These decreases were due to other personnel costs included in the three and nine months ended September 30, 1999 and as described below. Excluding these costs, general and administrative expenses increased primarily due to an increase in the number of employees and related expenses in the executive, finance and administrative functions to manage growth. The Company expects general and administrative costs to further increase as it continues to add infrastructure to support a larger organization and continues to invest in its international expansion.

     The Company incurred deferred stock compensation of $89,000 and $217,000 in the three and nine months ended September 30, 2000, respectively, relating to certain stock options granted in 1999. For the three and nine months ended September 30, 2000, $6,000 and $13,000 was included in cost of services, $61,000 and $123,000 in sales and marketing, $16,000 and $36,000 in research and development, and $6,000 and $45,000 in general and administrative, respectively. Other personnel costs of $315,000 and $665,000 in the three and nine months ended September 30, 1999, respectively, related to severance payments for terminated executives as well as a bonus and relocation costs in connection with recruiting a new executive. For the three and nine months ended September 30, 1999, zero and $40,000 was included in research and development and $315,000 and $625,000 in general and administrative, respectively.

RELOCATION COSTS

     During the second quarter of 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. During July 2000, the Company executed a lease agreement for the new facility. The Company estimated that costs associated with subletting its existing facilities, which are under noncancellable leases expiring on September 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000 and as of September 30, 2000, there have been no changes to the plan.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net increased to $1.2 million and $2.8 million in the three and nine months ended September 30, 2000, respectively, from ($229,000) and ($320,000) in the same year-ago periods, respectively. These increases were primarily due to the interest earned on the proceeds received from the Company's initial public offering in February 2000.

PROVISION FOR INCOME TAXES

     No provision for federal, state or foreign income taxes has been recorded as the Company incurred net operating losses for the nine months ended September 30, 2000 and 1999 and has a cumulative net operating loss carryforward. Witness has recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards, as the future realization of the tax benefit is not currently considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used for operating activities was $5.6 million and $4.5 million for the nine months ended September 30, 2000 and 1999, respectively. This increase was due primarily to operating losses and changes in working capital.

     Investing activities consisted of capital expenditures totaling $4.2 million and $1.1 million for the nine months ended September 30, 2000, and 1999, respectively, used to acquire furniture and equipment and other assets. The Company expects to have total capital expenditures, excluding other assets, of approximately $4.0 million in the year 2000. These expenditures include costs associated with the build-out of the new facility plus computer costs associated with the growing employee base. The Company anticipates that its capital expenditures will increase over the next several years as Witness expands its facilities and acquires equipment to support expansion of its sales and marketing and research and development activities. Investing activities during the nine months ended September 30, 2000 also included purchases of marketable securities totaling $87.0 million and maturities of $42.2 million resulting from the Company's initial public offering. The Company intends to use these investments primarily to fund its sales and marketing and research and development expenses, and operating deficits and other working capital needs and for general corporate purposes, including the development of its product lines through acquisitions of products, technologies and businesses.

     Net cash provided by financing activities for the nine months ended September 30, 2000 and 1999 was $71.7 million and $4.7 million, respectively. The increase was due primarily to the receipt of proceeds from the Company's initial public offering. The Company recorded an extraordinary loss on the early extinguishment of debt of $248,000 during the nine months ended September 30, 2000, due to the write-off of unamortized debt discount and deferred financing fees and the payment of a $67,000 prepayment penalty. The Company also terminated its loan and security agreement with Greyrock Capital.

     At September 30, 2000, the Company had $65.5 million in cash and cash equivalents, short-term investments, and restricted investments and $58.9 million in working capital. During July 2000, the Company executed a new lease agreement for its corporate headquarters with an 86-month term. In connection with the new lease, the Company executed an irrevocable standby letter of credit in the amount of $3.3 million to secure the lease. The Company pledged short-term investments of $3.7 million as collateral on the letter of credit. The letter of credit and related restricted investments have a decreasing schedule and expires on May 31, 2007. The Company's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Due to the nature of its short-term instruments, the Company has concluded that it does not have material market risk exposure.

     The Company believes that its existing cash and cash equivalents and short-term investments, offset by any cash used in operating activities, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. The Company cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

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

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     27. Financial Data Schedule (for SEC use only)

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the third quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2000                  WITNESS SYSTEMS, INC.

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