Form 10-K
period 2000-12-31
WITNESS SYSTEMS INC
filed 2001-03-29
CIK 1097338

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-29335
                             ---------------------

                             WITNESS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      23-2518693
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

 300 COLONIAL CENTER PARKWAY ROSWELL, GEORGIA                      30076
   (Address of principal executive offices)                      (Zip code)

        Registrant's telephone number, including area code 770-754-1900
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
   Common Stock, par value $.01 per share                         NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 16, 2001, the registrant had 22,145,633 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $85 million based on the closing price of $6.19 per share of such common stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its annual meeting of stockholders, scheduled for May 21, 2001, are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We provide business-driven multimedia recording, analysis and electronic learning software that enables companies to enhance their customer interactions across multiple communications media. Our software is designed to enable companies to optimize their customer relationship management ("CRM"). As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and achieve greater customer intimacy.

     Our eQuality software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through multiple media, such as telephone, e-mail and Web chat, identify performance gaps and then apply targeted electronic learning for continuous performance improvement. The eQuality software records a customer sales/service representative's ("CSR"s) voice interactions with a customer as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. Supporting the need for Web-based customer interactions driven by the growth of the Internet and eCommerce, eQuality enables companies to also capture, evaluate and analyze e-mail, Web chat and guided browser sessions. In addition, eQuality allows companies to selectively record and analyze customer interactions on any of these mediums based on business criteria which they define, such as key customers, important marketing campaigns, new product introductions and selected CSR criteria.

     The most recent addition to the eQuality software suite is an integrated electronic learning management solution designed specifically for the Internet-enabled call center market. eQuality Now(TM) helps companies achieve greater customer loyalty through continuous performance improvement. This is a result of the software's ability to deliver ongoing, personalized training to CSRs at their desktops. The training is focused on specific areas that impact performance.

     Historically, analyzing CSR performance and then devising personalized training programs to target areas for improving skills has been a manual process. The eQuality Now solution was introduced to provide a continuous assessment of the skill level of contact center CSRs and the effectiveness of current training, as well as to identify any knowledge gaps in the contact center and areas that need improvement.

     Performance scores stored in the eQuality Evaluation(TM) software trigger the need for learning events. With eQuality Now, targeted training is assigned, prioritized and delivered to an agent's desktop based on their evaluation results. Finally, eQuality Now enables a closed performance loop for learning by highlighting post-learning customer interactions. Once CSRs take a course, the software can monitor subsequent multimedia contacts to confirm that the training has been successful and the new skills can be applied in the real world.

     We currently provide software to an extensive base of large companies with multiple contact centers, including American Airlines, American Century Mutual Funds, AT&T, Bank of America, EDS, J.P. Morgan Chase & Co., USAA, Verizon Wireless and WorldCom. As of December 31, 2000, we had licensed our software to over 237 customers at over 593 sites.

INDUSTRY BACKGROUND

     Developing and maintaining long-term customer relationships is critical to the success of businesses operating in a competitive global marketplace. The rapid growth of the Internet and eCommerce has increased the importance companies place on their customer relationships. Because the Internet enables consumers to easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at relatively low cost, it is becoming more difficult for businesses to develop long-term relationships with their customers. As the use of the Internet expands as a business platform, the need for personal contact is essential to enabling a higher quality customer experience. The integration and optimization of customer contacts across all communications media is, therefore, becoming both a strategic and tactical business requirement.

     In response to these trends, companies are adopting CRM initiatives seeking to increase the longevity and profitability of their customer relationships. To affect these initiatives, companies have developed software applications to automate and evaluate key sales, marketing and customer service processes and improve the effectiveness of their customer interactions. According to META Group, CRM will be among the "safest" technology sectors overall-with spending rates growing on a year-over-year basis at approximately 30+%. AMR Research projects that the CRM software market should increase 44% to $9.8 billion this year (2001). AMR also projects that 87% of companies will maintain or grow investments in e-business initiatives, with top focus on customer and supplier management. Historically, the focus of CRM applications has been on improving the companies' internal sales, marketing and customer service processes.

     Competitive pressures resulting from the emergence of the Internet and eCommerce have required companies to shift the focus of their CRM initiatives from improving their internal operations to meeting the needs of their customers. Companies are developing a new set of business principles that place a greater value on improving customer satisfaction and enhancing employee skills to foster customer relationships and increase customer intimacy. We believe that companies, with a better understanding of the characteristics and preferences of their customers, will be able to more effectively customize product and service offerings that result in increased customer retention. In addition, these companies will be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand.

     To understand and improve customer relationships, a company must first improve its specific business processes that involve a high degree of direct customer interaction. Today, many of a company's direct customer interactions occur through call centers. These call centers are generally staffed by telephone operators, often referred to as CSRs, who process a steady flow of outbound or inbound telephone calls relating to the company's products and services. Call centers generally consist of supervisor and agent workstations linked to a central telephone switch and a common computer system. Companies have increased their focus on developing and improving the efficiency of their call center operations.

     Historically, call centers have had the ability to handle only limited telephone and other voice interactions. These call centers have generally focused on either conducting outbound calls, for functions such as collections and product sales, or on managing inbound calls, for purposes such as product support, order processing or customer service. The growth of the Internet and the increased focus of businesses on optimizing relationships with their customers have contributed to the evolution of traditional single-function, telephone-based call centers into multi-functional, multi-channel customer interaction centers, or contact centers. The emergence of multi-channel customer contact centers has generally increased the volume and complexity of tasks that CSRs are required to perform. As a result, traditional single-function CSRs must now assume more valuable, multi-function customer service responsibilities. Companies are now attempting to apply the best practices from the call center industry to the rapid, electronic, high-volume customer interactions associated with the Internet.

     CSRs are now required to effectively handle multiple tasks that involve interaction across a growing number of customer touch points, including telephone, the electronic exchange of text messages over the Internet, commonly referred to as Web chat, and e-mail. For example, certain Web-based consumers may have the option to select a "call me now" button which initiates a Web chat or direct telephone interaction with a CSR. While Web-based customer interactions are expected to continue to grow rapidly, Jupiter Communications estimates that 90% of all online customers still prefer human interaction. In addition, companies have discovered that the success of their marketing initiatives depends on their ability to rapidly make adjustments to these campaigns as they progress. We believe these adjustments are best effected at the direct point of customer contact, which is increasingly occurring through the contact center. The increasing importance of developing long-term customer relationships, the growing complexity of the CSR's job and the opportunity to manage marketing initiatives through the customer contact center have combined to dramatically increase the need for companies to provide an effective means to record, evaluate and analyze their customer interactions.

     A number of applications have emerged to attempt to address the need to better manage these interactions. However, we believe that most solutions currently available do not adequately address the importance of optimizing customer interactions through recording at the point of contact, evaluation of the customer contact, analysis of CSR performance, and applying organizational learning through an integrated electronic learning management software solution. For example, current solutions require companies to record every call center telephone call and store these calls on large-scale proprietary hardware systems. These solutions do not allow a company to selectively record, retrieve, evaluate and analyze specific customer interactions based on criteria selected by the company. Consequently, companies who employ these existing solutions have only a limited ability to actively evaluate and improve their customer interactions, which in turn limits their ability to attract and retain customers. Further, without an integrated e-learning solution, these existing programs cannot effectively train and develop the CSRs who serve a company's customers. As a result, we believe that there is a significant opportunity in the marketplace for a comprehensive, integrated multimedia solution, which optimizes a company's customer interactions.

THE EQUALITY SOLUTION

     We provide business-driven multimedia recording and analysis software that enables companies to enhance their customer interactions. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, reduce employee turnover and enhance customer retention. We believe our software and services provide the following key business benefits:

     - Increases revenue opportunities. The eQuality software enables companies to analyze customer interactions, incorporating data from their existing databases and systems. As a result, companies are able to customize their sales and marketing efforts to individual customer preferences or tendencies, improve the selling techniques of their CSRs and sell additional complementary or higher-end products and services to their existing customers. Consequently, we believe companies utilizing our software can generate additional revenue opportunities.

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

     - Reduces employee turnover. Because the eQuality software enables the evaluation of individual CSR performance, companies can customize incentives to reward CSRs. We believe these customized incentives, together with effective feedback and training, leads to increased CSR job satisfaction, retention of high quality CSRs and reduced costs related to CSR turnover. According to International Data Corporation, the turnover rate in call centers ranges from 15% to 80% annually (the industry average is 26%), and the average cost to acquire a CSR is $6,400. This data, combined with the estimates from PELORUS Group, translates into an aggregate CSR turnover cost of approximately $5.5 billion.

     - Enhances customer retention. Using the eQuality software, companies can develop more intimate knowledge of their customers, which should improve the overall quality of products and services being delivered to customers. We believe that the growth in Internet-related commerce and services will increase the importance customers place on high-quality and consistent customer service. It is imperative that companies retain these costly new customers to capitalize on their investment. As a result, we believe that companies who deliver excellent service to their customers will develop longer-term, more profitable customer relationships.

     We believe that we are able to provide these key business benefits through the innovative features of our software solution, which include the following:

     - Enables synchronized replay of voice and computer desktop data. The eQuality software records a CSR's voice interaction with a customer, as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, companies can observe and analyze complete customer interactions as they actually occurred. This enables companies to not only evaluate the behavior of their CSRs, but also to determine whether the necessary technology resources for customer support are readily available to them and whether they are making effective and efficient use of available technology resources.

     - Captures customer interactions across multiple communications media. The eQuality software captures customer interactions from a variety of communications media, including telephone, Web chat and e-mail. This multimedia capability allows companies to deliver consistent, high quality customer service regardless of the communication channel.

     - Records based on company-selected criteria. Companies using the eQuality software can record customer interactions based on selected criteria, which we refer to as business-driven recording. This enables companies to define specific business criteria to trigger recording and analysis of information, such as key customers, important marketing campaigns, new product introductions and selected CSRs. Further, companies can define critical business events to trigger the capture of the interaction, such as customer problems that have reached a certain severity level. Companies can then use this information to quickly evaluate the performance of targeted business initiatives and to adjust those initiatives for higher market impact.

     - Provides performance analysis and feedback. The eQuality Evaluation software facilitates the review, evaluation and scoring of CSRs, providing an immediate performance summary. Using the eQuality Analysis software, a user can combine important data derived from eQuality Evaluation with data derived from many other business applications, such as CRM and enterprise resource planning software and integrated telephony applications. For instance, a company can evaluate quality scores obtained from eQuality Evaluation with sales achievement data received from a sales tracking system to ensure CSRs are not compromising the quality of their customer interactions to sell new products. The resulting information, which is presented in easy-to-use formats, such as reports, graphs and tables, allows companies to provide more meaningful feedback to CSRs on their performance and better analyze the overall operation of the contact center.

     - Enables an integrated, closed-loop environment for applying organizational learning. eQuality Now(TM) delivers ongoing training tailored to CSR competencies, which helps companies build customer loyalty though a more highly skilled and motivated workforce. According to PriceWaterhouseCoopers, 70% of Fortune 1,000 companies cite lack of trained employees as their number one barrier to sustaining growth. Companies are turning to e-learning in response to the urgency of delivering and reinforcing training to improve CSRs' skills, as well as to provide a means to support their career paths. Studies conducted by Corporate University Xchange indicate that 40% of corporate training will take place electronically by 2003. Our eQuality Now product addresses this market trend by focusing on e-learning opportunities in the contact center, such as new product and service introductions; upselling and cross-selling techniques; and tips for managing customer communications through newer communications channels, such as e-mail and collaborative Web chat.

     - Integrates with third-party software and hardware. The eQuality software is designed to integrate with a variety of third-party software, such as CRM applications, from providers such as Siebel Systems, Clarify, Cisco, Genesys, eShare, Kana, eGain, Quintus, Peoplesoft, Servicesoft, Remedy, Pivotol and Synchrony. In addition, the eQuality software is designed to integrate or be compatible with a company's existing telephony and computer network hardware and software such as telephone switches, automated telephone dialers and computer-telephony integration systems. This allows companies to capitalize on their existing infrastructure and gain the benefits of our software with minimal additional investment.

     - Provides an open architecture that scales to support small to large installations. The eQuality software operates on the Windows NT platform and is compatible with standard voice cards and databases. Also, the software can capture and record computer screen activity from CSR workstations that are running any of a variety of operating systems. By utilizing off-the-shelf hardware and software, our customers are able to implement and support our products at a relatively low cost. Because the software is scalable, it can support the needs of a small single site as well as large multi-site installations. For example, the eQuality software is currently being used at a customer installation with approximately 7,000 CSRs. In addition, it can be expanded to accommodate an increasing number of CSRs with minimal hardware and software investment.

     - Enables rapid deployment. Because of the software's features, extensive third-party integration, open architecture and implementation process, we can typically implement our software at a customer's initial site within 30 to 60 days from the date the software agreement is signed by a new customer. We ordinarily complete the actual software installation within three to five days. Since the detailed project planning occurs during installation at the first site, we can typically implement our software at additional sites in five to seven days. Most of our target market consists of large corporations with many customer contact centers, and we have significant experience with customers purchasing our software for multiple sites. As a result, rapid deployment is important in that it allows those customers to quickly implement and begin realizing the benefits of the eQuality software.

STRATEGY

     Our objective is to be a leading provider of software that enables companies to optimize their customer interactions across multiple communications media, including telephone, Web chat, eCommerce, Internet self-service and e-mail. Key elements of our strategy include the following:

     - Extend the breadth and depth of product offerings. We intend to continue to invest in research and development to enhance our current software and build new software to address the growing needs of companies that seek to better manage their customer relationships across multiple communications media. We also intend to extend our Web-based capabilities, such as the recording and analyzing of integrated eCommerce, e-mail and voice interactions. Additionally, we plan to expand the number of third-party applications with which our software can integrate.

     - Increase sales to existing and new customers. A majority of our existing customers are large companies that have multiple contact centers. While we have been successful in penetrating these customers and installing our software at more than one contact center, we have not yet installed our software at a majority of their contact centers. We intend to capitalize on the success of our initial installations, by using our direct sales force and emphasizing the scalability and rapid deployment of our software to increase the number of installations at existing customer sites, which have not yet installed our software. We also plan to continue pursuing new customer accounts with multiple contact centers through our existing sales force and our network of strategic relationships.

     - Expand the network of application software and Internet infrastructure business alliances. We intend to expand our network of business alliances with complementary application software and Internet infrastructure providers to increase the number of products with which our software is compatible. We believe the demand for our software will increase as it becomes compatible with an increasing number of CRM, enterprise resource planning and Internet infrastructure applications. In addition, expanding this network of business alliances will enable us to generate new sales leads as our business alliances recommend our products to their customers. Currently, we have business alliances with the following application and Internet infrastructure providers: Siebel Systems, Clarify, Cisco, Genesys, eShare, Kana, eGain, Quintus, Peoplesoft, Servicesoft, Remedy, Pivotol, Synchrony and Davox.

     - Expand international presence. We currently maintain small direct sales forces in the United Kingdom, Canada, Sweden, the Netherlands, Mexico, Australia, and Japan. We plan to expand our direct and indirect sales channels in these regions, with particular attention to areas that are actively adopting CRM solutions.

PRODUCTS

     The eQuality software initiates recording of customer interactions based on criteria selected by companies and facilitates retrieval and analysis of the recorded information, as well as targeted electronic learning events based on skill gaps identified using the evaluation software. It records a CSR's voice interaction with a customer as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. The voice and data are captured and stored on a computer disk for synchronized evaluation and analysis. By capturing both voice and desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. The captured interactions can then be selectively retrieved, combined with information from a company's other business systems, such as CRM and enterprise resource planning software, analyzed and presented in a number of summary or detailed formats. The eQuality software thus enables companies to evaluate the effectiveness of its CSRs, improve contact center performance and profile their customers' characteristics and preferences to create customized product and service offerings. By recording customer interactions, evaluating CSR performance, and then using eQuality Now to prioritize training, companies have an integrated, closed-loop solution for applying organizational learning. The result is an effective environment for continuous performance improvement that helps companies ensure their customers receive consistent service across all touch points.

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

     - Selected CSR considerations. Calls that are handled by specific CSRs can be sampled so that supervisors can more effectively monitor and train CSRs. Examples include newly hired CSRs, CSRs that are not achieving desired performance levels, and CSRs working with a new medium, such as e-mail or Web chat.

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

     In addition, the eQuality software is designed to integrate or be compatible with a company's existing telephony and computer network hardware and software. The software is designed to run on a server that employs the Windows NT operating system. In addition, it can capture and record computer screen activity from CSR workstations that are running any of a variety of operating systems, including Windows 3.1, Windows 95/98, Windows NT, OS/2, Sun Solaris, HP(UX)3270 and AS/400, and thin client operating systems, such as Citrix application server software.

     The eQuality suite of products is comprised of the following modules:

     eQuality Balance. eQuality Balance records a CSR's voice interaction with a customer and the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. The captured voice and desktop activity can then be synchronized during replay, allowing companies to observe and analyze complete customer interactions as they actually occurred. This enables companies to evaluate the performance of CSRs, determine whether the necessary technology resources for customer support are available to the CSRs and ascertain whether the CSRs are making effective and efficient use of these resources. Supervisors can use this information to train CSRs, improve company systems and resources designed to support CSRs and enhance the quality of the services being delivered to customers.

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

     eQuality Evaluation. The eQuality Evaluation application facilitates the review, evaluation and scoring of CSRs, providing an immediate summary of a CSR's performance. Using eQuality Evaluation, CSR supervisors can build custom evaluation forms that are designed to collect information about aspects of a CSR's performance that are most important to them. Supervisors and others can input information regarding a CSR's performance into the form, which is then collected in a database. The collected information can be retrieved, presented in a summary format, analyzed and ultimately used to measure and improve a CSR's performance. eQuality Evaluation can reveal problem areas, issues, trends and opportunities. Supervisors and others with access to eQuality Evaluation can review CSRs' performance and determine opportunities to increase their skill levels through training. Supervisors can compare CSRs' performance to current goals and provide more realistic future goals.

     eQuality Analysis. The eQuality Analysis application provides a more comprehensive analysis of customer interaction and CSR performance by bridging the disparate information systems of a company. Using eQuality Analysis, a company can combine data derived from eQuality Evaluation with data derived from information obtained from a company's other business systems, such as CRM and enterprise resource planning software and integrated telephony applications. Combining multiple sources of data from within the company into a common analysis and reporting system allows for a more thorough evaluation of CSR and overall contact center performance. Recognizing the importance of multi-channel contact centers, we have designed eQuality Analysis to integrate with business systems that collect data from a broad range of communications media.

     eQuality Now. The eQuality Now application delivers ongoing training tailored to CSR competencies, which helps companies build customer loyalty though a more highly skilled and motivated workforce. The e-learning management software integrates with leading on-line learning products focused on CSR soft and hard skills. By recording customer interactions, evaluating CSR performance, and then using eQuality Now to prioritize training, contact centers have an integrated, closed-loop solution for applying organizational learning. The result is an effective environment for continuous performance improvement that helps companies ensure their customers receive consistent service across all touch points. In November 2000, eQuality Now became generally available.

     eQuality Connect. The eQuality Connect application serves as the foundation to integrate eQuality with Web-enabled contact center and eCRM applications, including e-mail response management, collaborative Web chat and customer information systems. As the underlying integration component of the eQuality suite, eQuality Connect is an open, scalable software solution that leverages strategic events and data gathered from external solutions to initiate recordings. Companies can implement eQuality Connect as the integration layer within their eQuality multimedia recording and analysis software, or as a standalone solution that integrates eQuality with other applications, such as internally developed customer information systems.

     Historically and at present, eQuality Balance was and is licensed together with the eQuality Evaluation software. Through December 31, 2000, we derived most of our license revenues from the sale of these two products. During 2000, approximately 19% of our orders included more than one module of the eQuality application suite, including eQuality Analysis, Response, Interactive, and Connect.

PROFESSIONAL SERVICES

     Our professional services group plays an integral role in installing our software and training and supporting our customers. Specifically, we provide the expertise, professional consulting staff and technology tools to install our software and provide ongoing support to our customers. Our experienced installation professionals work with the customer to build a solid technical infrastructure that supports the software's applications.

     An initial implementation engagement is typically completed within 30 to 60 days from the date the software agreement is signed by a new customer, and involves the planning, configuration, testing and installation of our software. Generally, the actual software installation takes three to five days. We believe these installation projects allow our consultants and systems engineers to gain industry-specific knowledge that can be used in future projects and products.

     In addition to installing the software and supporting customers, the professional services team works closely with the internal research and development organization to help enhance software solutions. Experience gained by the professional services group through ongoing software installation is regularly conveyed to the development staff. Our research and development organization then capitalizes on this experience to design enhancements to the software. The services staff also maintains a technical support hotline.

CUSTOMERS

     Our current customers include companies in a number of industries having at least one contact center. As of December 31, 2000, we had licensed our software to over 237 customers at over 593 sites. To date, customer installations have ranged from as small as one contact center having 25 CSRs, to customers with 32 contact centers having an aggregate of approximately 16,000 CSRs.

BANKING & FINANCE                  APAC Customer Services             Verizon Wireless
  American Century Investments     CheckFree                          Vodafone
  American Express                 Compaq                             WorldCom
  Bank of America                  EDS
  BB&T                             Fingerhut                          TRAVEL & HOSPITALITY
  Capital One                      IBM                                American Airlines
  Citicorp                         Interim Customer Care Solutions    Carlson Wagonlit Travel
  Discover Financial Services      Minacs Worldwide                   Continental Airlines
  First Data Corporation           Precision Response Corporation     Delta Air Lines
  J.P. Morgan Chase & Co.          Sony                               Hilton Reservations Worldwide
  PNC                              TransCom USA                       Hyatt Hotels
  VISA                             West Teleservices                  Promus Hotels
  Wells Fargo                      Xerox                              Premiere Cruise Lines
                                                                      Renaissance Cruises
  INSURANCE                        TELECOMMUNICATIONS & CABLE         Sabre Holdings Corporation
  AARP                             ALLTEL                             Travelocity.com
  AXA Royal Belge                  AT&T                               US Airways
  GEICO Direct                     BellSouth                          Wyndham Hotels & Resorts
  Liberty Mutual                   Cable & Wireless
  New York Life                    Comcast Cable                      UTILITIES
  Pan American Life                Global Crossing                    Alliant Energy
  USAA                             McLeod USA                         Atlanta Gas Light Company
                                   Nokia                              First Energy
  OUTSOURCERS & TECHNOLOGY         Sprint                             Niagra Mohawk Power Corporation
  7C Ltd                           Telstra                            Northeast Utilities
  ADP                              TCI (AT&T Broadband)               Southern California Edison
  Aegis                                                               Southern Company

GENERAL BUSINESS                   EDS/Saturn                         McKessonHBOC
  Abbott Laboratories              Federal Express                    Merck-Medco
  Accenture                        Federated Department Stores        Next Retail
  Barnes & Noble.com               Georgia-Pacific                    PepsiCo
  CompUSA                          International Paper                The Timberland Company
  DaimlerChrysler                  Maytag                             Victoria's Secret
  Deloitte & Touche

     In 1999 and 2000, no customer accounted for 10% or more of our revenues. Two customers accounted for 27% of our revenues in 1998.

SALES AND MARKETING

     We sell our software primarily through a combination of a direct sales force and resellers. As of December 31, 2000, we had 16 sales offices in the United States and offices in Canada, the United Kingdom, the Netherlands, Sweden, Australia, Mexico, and Japan. Our sales and marketing organization consisted of 89 employees worldwide.

     To date, substantially all of our revenues have been generated through our direct sales force, which consisted of 62 sales people in 23 locations as of December 31, 2000. The direct sales force consists of account executives, solutions consultants, and regional sales directors. In addition to qualified leads generated internally, the direct sales force also pursues qualified leads provided by companies with whom we have formal or informal referral agreements. These agreements are not exclusive and may be terminated by either party.

     We develop strategic marketing alliances with leading companies in our industry to expand the coverage and support of our direct sales force. These relationships may include joint marketing campaigns and selling strategies. Separate from the direct sales force, our business development personnel are responsible for the initiation, negotiation and completion of these partnerships. We currently have such relationships with Siebel Systems, Clarify, Cisco, Genesys, eShare, Kana, eGain, Accenture, Quintus, Peoplesoft, Servicesoft, Remedy, Pivotol and Synchrony.

     In addition to the direct sales force, we have agreements with a variety of CRM and contact center companies under which they can resell our software. To support this indirect sales channel, our business development personnel provide information and training to these companies' sales personnel so that they are better able to educate potential customers about the benefits of our software and services. Our agreements with the resellers are not exclusive and may be terminated by either party.

     Our direct sales cycle typically begins with the qualification of a sales lead or the request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer using the software and contract negotiation. The sales cycle can vary substantially from customer to customer but typically lasts three to six months, and is considered completed with the signing of the contract. Historically, most of our customers have expanded their use of the software's solutions to expand the number of CSRs at existing sites and to license additional contact centers, with a minimal incremental sales effort on our behalf.

     We use a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. To support sales efforts, the marketing organization also produces marketing materials that include brochures, data sheets and other technical descriptions, presentations and demonstrations.

     The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by lower levels of revenues. As our revenues grow, seasonal fluctuations in our revenues may become more evident.

RESEARCH AND DEVELOPMENT

     We believe our software development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our software. We devote a substantial portion of our resources to developing new software and features, extending and improving our software technology and researching new technological initiatives in our market. We believe that our future success depends in part upon our ability to continue to enhance existing software, respond to changing customer requirements and develop and introduce new or enhanced software that incorporates new technological developments and emerging industry standards.

     Research and development expenditures for the years ended December 31, 2000, 1999, and 1998 were $10.4 million, $5.8 million, and $3.5 million, respectively. We intend to continue to increase our investment in research and development in the future. As of December 31, 2000, we had 59 employees engaged in research and development and software maintenance activities.

COMPETITION

     Our software and services compete in the emerging market for products that record and analyze customer interactions and provide electronic learning applications. This market is intensely competitive and experiences rapid changes in technology. We believe that we compete effectively and that we enjoy a competitive advantage based upon (1) the functionality and quality of our products, (2) the ease of use and ability of our products to operate with a variety of hardware and software products, (3) our ability to implement our products quickly, (4) the responsiveness of our customer support, and (5) our competitive pricing. However, many current and potential competitors may have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources than us. This could allow our current and potential competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements, take better advantage of acquisitions and other opportunities, devote greater resources to the marketing and sale of their products and services, and adopt more aggressive pricing policies. In addition, many competitors market their products through resellers and companies that integrate their technology and products with those of the competitor. These resellers and technology partners of competitors often have strong business relationships with our customers and potential customers. Our competitors may use these business relationships to market and sell their products and compete for customers with us. We cannot assure that our competitors will not offer or develop products and services that are superior to ours, or that achieve a greater market acceptance. Our competitors include:

     - quality monitoring suppliers to the call and contact center industry, which historically have been companies that develop voice-only recording software;

     - traditional call logging vendors that have historically focused on providing products that record all phone conversations made by or to the user, including emergency services, such as 911, and verification and liability users, such as trading floors and stockbrokers;

     - systems integrators and consulting firms which design and develop custom systems and perform custom integration; and

     - new, larger and more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions, such as vendors of CRM products, computer telephony companies and computer hardware, software and networking companies.

     In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software, companies that integrate the software with their technology and products and companies that provide us with customer referrals or leads. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services.

     The principal competitive factors in our market include:

     - product performance, reliability and features;

     - user scalability and open architecture;

     - third-party integration;

     - quality and speed of product implementation;

     - ease-of-use for customers;

     - analytic capabilities of the product;

     - how quickly new products and product enhancements can be brought to market;

     - customer support; and

     - pricing of products and services.

     Our success will depend on our ability to compete effectively based on these factors. Further, we expect that competition will increase as other established and emerging companies enter our market and as new products, services and technologies are introduced. Increased competition may result in price reductions, lower gross margins and loss of market share. This could materially and adversely affect our business, financial condition and results of operations.

PROPRIETARY RIGHTS

     General. Our success depends to a significant degree on the legal protection of our software and other proprietary technology rights. We rely on a combination of patent, trade secret, copyright and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights. These measures may not be sufficient to protect proprietary rights, and we cannot be certain that third parties will not misappropriate our technology and use it for their own benefit. Also, most of these protections do not preclude our competitors from independently developing products with functionality or features substantially equivalent or superior to our software. Any failure to protect our intellectual property could have a material adverse effect on our business.

     Licenses. Our licenses are designed to prohibit unauthorized use, copying and disclosure of our software technology. When we license our software to customers, we require license agreements containing confidentiality terms customary in the industry in order to protect our proprietary rights in the software. These agreements generally warrant that the software will materially comply with written documentation and is free of viruses and other illicit code. We also warrant that we own the software we distribute and have not violated the intellectual property rights of others. We license our products in a format that does not permit the users to change the software code. In addition, because we treat the source code for our products as a trade secret, all employees and third parties who require access to the source code are first required to sign non-disclosure agreements.

     Patents. We have received a patent generally relating to our technology that enables the recording of a CSR's computer desktop activities and the synchronization of certain of these activities with the CSR's voice interactions. The patent also relates to the data capture technique that records only particular changed regions of a CSR's computer screen. The patent was granted on May 31, 1996 and will expire on May 30, 2016. We also have two patent applications pending with the United States Patent and Trademark Office. There is no guarantee that the pending applications will result in issued patents or, if issued, will provide us with any competitive advantages.

     Trademarks and service marks. We have U.S. trademark registrations on the mark WITNESS, on our logo and on one additional mark, and have pending U.S. trademark applications for the marks eQuality and Bringing eQuality to eBusiness. We also claim common law protections for other marks it uses in our business. Competitors of ours and others could adopt similar marks, or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion.

     We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for the trademark "equality" and its variations that predate our use of, and U.S. trademark application for, our trademarks eQuality and Bringing eQuality to eBusiness. It is possible that the U.S. Patent and Trademark Office will deny the U.S. trademark applications. In addition, it is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to prevent us from registering and/or using the trademarks eQuality and Bringing eQuality to eBusiness, and may also seek compensation for damages resulting from our use of these trademarks. As a result, we cannot assure that our efforts to use and register these trademarks will ultimately be successful, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

     Based on the limited information available to us regarding these prior uses, U.S. trademark registrations, and U.S. trademark applications for the trademark "(e)Quality" and its variations, we believe that our trademarks eQuality and Bringing eQuality to eBusiness are available for use and U.S. trademark registration in connection with the services stated in our registration applications, or as the descriptions of those services may be amended during the course of examination in the U.S. Patent and Trademark Office.

     Copyrights. We have seven pending copyright registrations covering the most recent release of our eQuality software.

EMPLOYEES

     As of December 31, 2000, we had 275 full-time employees. Of these employees, 59 were engaged in research and development and software maintenance, 89 were engaged in sales and marketing, 73 were engaged in professional services and 54 were engaged in executive, finance, administration and operations.

     None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any labor-related work stoppages and consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     During the year ended December 31, 2000, we have moved our principal administrative, sales, marketing, support, and research and development facility from Alpharetta, Georgia to a new facility in Roswell, Georgia. This new facility consists of approximately 96,400 square feet and is leased through December 2007.

     In addition, we lease a total of 16 sales offices in the United States, and offices in Canada, the United Kingdom, the Netherlands, Sweden, Australia, Mexico, and Japan for the direct sales force. We believe our facilities are adequate for our current and expected near-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     Our common stock trades on the Nasdaq Stock Market under the symbol "WITS". Public trading of common stock commenced on February 10, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq Stock Market in each of the last four quarters.

                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 2000:
  Fourth quarter............................................  $19.94   $ 7.00
  Third quarter.............................................  $27.00   $12.06
  Second quarter............................................  $31.00   $ 4.75
  First quarter (from February 10, 2000)....................  $44.94   $29.50

     The closing sale price of our common stock as reported by the Nasdaq Stock Market on March 16, 2001 was $6.19.

     Dividend Policy. We have not paid any cash dividends on our common stock to date. Our Board of Directors determines whether or not we will pay dividends. The Board of Directors considers a number of factors in deciding whether or not to pay dividends, including our earnings, our capital requirements and our financial condition. Today the Board of Directors intends to retain all earnings, if any, for use in our business operations, and accordingly, does not expect to declare or pay any dividends in the foreseeable future.

     Use of Proceeds. Our Registration Statement on Form S-1 (File No. 333-91383) became effective on February 9, 2000. On February 10, 2000, we completed our initial public offering ("IPO") whereby we issued 3.8 million shares of common stock at an offering price of $20.00 per share. Simultaneously, our underwriters exercised their over-allotment option to issue an additional 570,000 shares, of which 219,269 shares were sold by us and the balance were sold by existing stockholders. The managing underwriters were J.P. Morgan Chase & Co. Net proceeds to us were $74.8 million, after deducting underwriting discounts and commissions and selling stockholders' net proceeds of $5.6 million. Additional IPO related expenses totaled approximately $1.5 million, leaving net proceeds of $73.2 million. Since the IPO, we have used the net proceeds to repay all of our long-term debt totaling $2.8 million, to fund operating deficits and working capital needs and for general corporate purposes.

     Holders. As of March 16, 2001, we had approximately 410 holders of record of our common stock. We believe that we have more than 3,900 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                         YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                              2000      1999      1998      1997      1996
                                                             -------   -------   -------   -------   -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License..................................................  $30,307   $16,706   $ 8,682   $ 3,775   $   764
  Services.................................................   13,601     6,221     2,444     1,138       425
  Hardware.................................................       --        46     2,171     1,271       632
                                                             -------   -------   -------   -------   -------
         Total revenues....................................   43,908    22,973    13,297     6,184     1,821
                                                             -------   -------   -------   -------   -------
Cost of revenues:
  License..................................................      436       327       310       164        30
  Services.................................................    7,681     3,921     2,526     1,204       622
  Hardware.................................................       --        46     2,482     1,574       920
                                                             -------   -------   -------   -------   -------
         Total cost of revenues............................    8,117     4,294     5,318     2,942     1,572
                                                             -------   -------   -------   -------   -------
         Gross profit......................................   35,791    18,679     7,979     3,242       249
Operating expenses:
  Sales and marketing......................................   22,587    11,585     6,147     2,016       291
  Research and development.................................   10,379     5,825     3,529     1,817     1,095
  General and administrative...............................    8,770     4,403     2,141     1,684     1,058
  Charge for termination of distribution agreement.........       --        --       900        --        --
  Acquired in-process research and development.............       --     3,506        --        --        --
                                                             -------   -------   -------   -------   -------
         Operating loss....................................   (5,945)   (6,640)   (4,738)   (2,275)   (2,195)
Interest income (expense), net.............................    3,979      (364)      (31)       62         4
                                                             -------   -------   -------   -------   -------
         Loss before provision for income taxes and
           extraordinary loss..............................   (1,966)   (7,004)   (4,769)   (2,213)   (2,191)
Provision for income taxes.................................       --        --        --        --        --
                                                             -------   -------   -------   -------   -------
         Loss before extraordinary loss....................   (1,966)   (7,004)   (4,769)   (2,213)   (2,191)
Extraordinary loss on the early extinguishment of debt.....     (248)       --        --        --        --
                                                             -------   -------   -------   -------   -------
         Net loss..........................................   (2,214)   (7,004)   (4,769)   (2,213)   (2,191)
Preferred stock dividends and accretion....................     (611)   (1,815)     (502)      (84)       --
                                                             -------   -------   -------   -------   -------
         Net loss applicable to common stockholders........  $(2,825)  $(8,819)  $(5,271)  $(2,297)  $(2,191)
                                                             =======   =======   =======   =======   =======
Net loss per share -- basic and diluted:
         Loss before extraordinary loss....................  $ (0.13)  $ (1.37)  $ (0.76)  $ (0.32)  $ (0.21)
         Extraordinary loss................................    (0.01)       --        --        --        --
                                                             -------   -------   -------   -------   -------
         Net loss..........................................  $ (0.14)  $ (1.37)  $ (0.76)  $ (0.32)  $ (0.21)
                                                             =======   =======   =======   =======   =======
Shares used in computing net loss per share -- basic and
  diluted..................................................   19,997     6,424     6,964     7,238    10,307
                                                             =======   =======   =======   =======   =======
Unaudited pro forma net loss per share -- basic and
  diluted(1)...............................................  $ (0.09)  $ (0.44)
                                                             =======   =======
Shares used in computing unaudited pro forma net loss per
  share -- basic and diluted(1)............................   21,232    15,755
                                                             =======   =======

---------------

(1) Pro forma assumes conversion of convertible preferred stock into common stock and the vesting of certain restricted shares as if such conversions occurred on January 1, 1999.

                                                                             DECEMBER 31,
                                                           -------------------------------------------------
                                                            2000       1999       1998      1997      1996
                                                           -------   --------   --------   -------   -------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................................  $29,590   $  2,630   $    912   $ 2,092   $    69
Working capital (deficit)................................   58,512     (5,744)    (3,156)   (2,506)   (2,399)
Total assets.............................................   86,466     10,843      5,026     3,966     1,108
Long-term debt, less current portion.....................       --        250      1,102        --        --
Total convertible preferred stock........................       --     22,837     12,710     6,733        --
Total stockholders' equity (deficit).....................   69,588    (25,656)   (15,376)   (8,241)   (2,260)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those we anticipate. These forward-looking statements include, among other things: statements regarding the market for technology generally, as well as technologies for customer relationship management, call centers, and e-marketing; our ability to increase our revenues, both through our foreign and domestic sales force and through indirect sales channels, and through the introduction of new products created by us or obtained through acquisitions; the impact of competition, seasonality, and intellectual property protection; and our ability to attract and retain qualified personnel. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, our ability to maintain profitability, fluctuations in revenues and operating results, increased competition, fluctuations in our stock price, and our ability to properly manage growth. These and additional factors are set forth in the "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to this annual report on Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, believes, intentions or strategies regarding the future, which speak only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

     We are a leading provider of business-driven multimedia recording, analysis and electronic learning software that enables companies to enhance their customer interactions across multiple communications media. Our software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through one or more communications media, such as telephone and Web chat; and then apply targeted electronic learning for continuous performance improvement. We believe that the key benefits of our products include increased revenues from improved customer interactions, improved profitability from increased customer service representative and supervisor productivity and reduced turnover and enhanced customer retention through greater customer intimacy. Our software is designed to integrate with a variety of third-party software, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. We primarily utilize a direct sales organization and a variety of strategic marketing alliances to reach our target customer base.

SOURCES OF REVENUES AND REVENUE RECOGNITION POLICY

     We derive our revenues from licensing software and providing related services. Revenue is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately. License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Software services include installation, training and maintenance. Revenues from installation and training are recognized upon performance of the related services. Installation and training services are offered and billed as separate elements of contracts on a time-and-material basis. The functionality of the software is not dependent on installation and training services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenues are deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During 2000 and 1999, 98% of our customers renewed their annual maintenance contracts.

     During 2000 and 1999, approximately 94% and 95%, respectively, of revenues were derived from sales within North America. Prior to 1999, substantially all of our revenues were derived from sales within North America. We expect that a greater proportion of future license and professional services revenues will be derived from international markets and may be denominated in the currency of the applicable market.

     Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which software product is licensed, the number of software products licensed and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license software products usually receive the software on compact disc.

     Until the first quarter of 1999, we also generated revenues from the sale of computer hardware. This hardware consisted of standard, readily available computer servers that we purchased from third parties and resold. Because of the relatively low volume of hardware sales compared to traditional computer equipment providers, we were unable to compete on price with those providers and frequently resorted to selling hardware at very low margins or below cost. The losses that we incurred from selling hardware adversely affected our liquidity and financial position. Because of this, we discontinued hardware sales in the first quarter of 1999, which improved gross margins during 1999. Our customers currently purchase their hardware from other suppliers.

COST OF REVENUES AND OPERATING EXPENSES

     Cost of license revenues primarily consists of royalties due to third parties and packaging costs. Cost of services revenues includes salaries and related expenses for installation, training and maintenance personnel and allocations of facilities, communications and depreciation expenses. Cost of hardware revenues consisted of purchases of hardware. We discontinued sales of hardware during the first quarter of 1999.

     Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services. These allocated charges include rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment. We anticipate that operating expenses will increase substantially as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, improve operational and financial systems and support our growth internationally.

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

     We had 275 full-time employees at December 31, 2000, up from 178 and 111, at December 31, 1999 and 1998, respectively. This rapid growth of our workforce places a significant demand on management and operational resources. In order to manage growth effectively, it is necessary for us to implement and improve operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If total revenue does not increase relative to operating expenses, and management systems do not expand to meet increasing demands, and if we fail to attract, assimilate and retain qualified personnel or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, financial condition and operating results.

RESULTS OF OPERATIONS

     The table below shows operating data as a percentage of total revenues for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                              2000       1999      1998
                                                              -----   ----------   -----
STATEMENT OF OPERATIONS DATA:
Revenues:
  License...................................................   69.0%     72.7%      65.3%
  Services..................................................   31.0      27.1       18.4
  Hardware..................................................    0.0       0.2       16.3
                                                              -----     -----      -----
          Total revenues....................................  100.0     100.0      100.0
Cost of revenues:
  License...................................................    1.0       1.4        2.3
  Services..................................................   17.5      17.1       19.0
  Hardware..................................................    0.0       0.2       18.7
                                                              -----     -----      -----
          Total cost of revenues............................   18.5      18.7       40.0
                                                              -----     -----      -----
          Gross profit......................................   81.5      81.3       60.0
Operating expenses:
  Sales and marketing.......................................   51.4      50.4       46.2
  Research and development..................................   23.6      25.4       26.5
  General and administrative................................   20.0      19.2       16.1
  Charge for termination of distribution agreement..........     --        --        6.8
  Acquired in-process research and development..............     --      15.2         --
                                                              -----     -----      -----
          Operating loss....................................  (13.5)    (28.9)     (35.6)
Interest income (expense), net..............................    9.1      (1.6)      (0.2)
                                                              -----     -----      -----
          Loss before provision for income taxes and
            extraordinary loss..............................   (4.4)    (30.5)     (35.8)
Provision for income taxes..................................     --        --         --
                                                              -----     -----      -----
          Loss before extraordinary loss....................   (4.4)%   (30.5)%    (35.8)%
Extraordinary loss..........................................   (0.6)       --         --
                                                              -----     -----      -----
          Net loss..........................................   (5.0)%   (30.5)%    (35.8)%
                                                              =====     =====      =====

  Revenues

     Total revenues increased to $43.9 million in 2000 from $23.0 million in 1999 and from $13.3 million in 1998. The increases were attributable to increases in our customer base, which grew to 593 sites at the end of 2000 from 325 at the end of 1999 and 168 at the end of 1998. Total revenues grew 91% from 1999 to 2000. Although we expect revenues to grow on an annual basis, we do not expect to maintain this same rate of revenue growth year-over-year.

     License revenues increased to $30.3 million in 2000 from $16.7 million in 1999 and from $8.7 million in 1998, representing 69.0%, 72.7% and 65.3% of total revenues, respectively. The increases in license revenues were due to increases in our customer base, the number of software applications we are offering, and our average selling prices, resulting from a growing market awareness of our products and, to a lesser extent, an expanded sales force. Further, during 2000, 1999 and 1998, 57%, 54% and 45%, respectively, of license revenues were attributable to new customers compared to follow-on revenues from our existing customer base.

     Services revenues increased to $13.6 million in 2000 from $6.2 million in 1999 and from $2.4 million in 1998, representing 31.0%, 27.1% and 18.4% of total revenues, respectively. Installation and training revenues grew primarily due to the increase in software licenses to new customer sites. Maintenance revenues increased due to new customer sites and renewals of annual maintenance contracts from existing customer sites. Services revenues as a percentage of total revenues increased due to the compounding effect of maintenance revenue from both new customer sites and renewals of maintenance contracts from existing customer sites.

     We discontinued the sale of hardware during the first quarter of 1999. As a result, hardware revenues decreased to $46,000 in 1999 from $2.2 million in 1998.

  Cost of Revenues

     Total cost of revenues increased to $8.1 million in 2000 from $4.3 million in 1999, representing 18.5% and 18.7% of total revenues, respectively. Total cost of revenues as a percentage of total revenues decreased in 2000 from 1999 due to the discontinuance of hardware sales in the first quarter of 1999. Total cost of revenues decreased in 1999 from $5.3 million in 1998, or 40.0% of total revenues primarily due to the discontinuance of hardware sales. Over time we expect that service revenues as a percentage of total revenues will grow due to the compounding effect of maintenance revenue from existing customers as they renew their annual contracts. We expect that as this happens, our gross margins will decline slightly.

     Cost of license revenues increased to $436,000 in 2000 from $327,000 in 1999 and from $310,000 in 1998, representing 1.0%, 1.4% and 2.3% of total revenues, respectively. The increases in absolute dollars were due to increased royalties for third-party software resulting from increased license revenues. During 2000, we released new products and enhanced some of our existing products, both of which contain additional third-party software components. As we license more of these products in the future, and incur royalties for these third-party products, we expect that the cost of license revenues as a percentage of total revenues will increase, as will the absolute dollars.

     Cost of services revenues increased to $7.7 million in 2000 from $3.9 million in 1999 and from $2.5 million in 1998; representing 17.5%, 17.1% and 19.0% of total revenues, respectively. The increases in absolute dollars were a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenues as a percentage of services revenues was 56% in 2000, 63% in 1999 and 103% in 1998. The improvement in the service margins in 2000 was due to fewer employees engaged in maintenance services per customer. The improvement in 1999 in the services margin was primarily due to improved project management for installation services and, to a lesser extent, fewer employees engaged in maintenance services per customer. As we license software to more new customers, we expect to continue to hire additional service personnel and anticipate that cost of services revenues will increase.

     We discontinued the sale of hardware during the first quarter of 1999. As a result, hardware cost of revenues decreased to $46,000 in 1999 from $2.5 million in 1998.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased to $22.6 million in 2000 from $11.6 million in 1999 and from $6.1 million in 1998, representing 51.4%, 50.4% and 46.2% of total revenues, respectively. Sales and marketing expenses increased primarily due to an increase in sales personnel, advertising and, to a lesser extent, an increase in marketing program expenses. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of additional sales offices both domestically and internationally in Europe, Asia Pacific and Latin America. We also expect additional increases in advertising and marketing programs and other promotional activities.

     Research and Development. Research and development expenses increased to $10.4 million in 2000 from $5.8 million in 1999 and from $3.5 million in 1998, representing 23.6% 25.4% and 26.5% of total revenues, respectively. Research and development expenses increased primarily due to an increase in the number of employees and consultants engaged in research and development activities. We expect research and development expenses to increase in absolute dollars as we continue to commit substantial resources to enhancing existing product functionality and to developing new products. Furthermore, we may incur additional research and development charges associated with purchased technology (for further information see "Liquidity and Capital Resources").

     General and Administrative. General and administrative expenses increased to $8.8 million in 2000 from $4.4 million in 1999 and from $2.1 million in 1998, representing 20.0%, 19.2% and 16.1% of total revenues, respectively. General and administrative expenses increased primarily due to an increase in the number of employees and related expenses in the executive, finance and administrative functions to manage the growth of our company. We expect general and administrative costs to increase in absolute dollars as we continue to add infrastructure to support a larger organization and continue to invest in our international expansion.

     During the second quarter of 2000, we adopted a plan to relocate our corporate headquarters to a larger facility within the Atlanta metropolitan area. During July 2000, we executed a lease agreement for the new facility. We estimated that costs associated with subletting our existing facilities, which are under noncancellable leases expiring on September 30, 2002, would be approximately $525,000. We recorded this obligation in the second quarter of 2000 and allocated such costs to each departmental functional area of the organization. As of December 31, 2000, there had been no changes to the plan.

     During the fourth quarter of 1999, we incurred a deferred stock compensation charge of $1.0 million for the difference between the exercise price and the deemed fair value of certain stock option grants. This charge is being amortized over the vesting period of the underlying options, generally four years. Deferred stock compensation was $271,000 and $13,000 in 2000 and 1999, respectively. For 2000 and 1999, $18,000 and $1,000 were included in cost of services, $154,000 and $7,000 in sales and marketing, $50,000 and $4,000 in research and development, and $49,000 and $1,000 in general and administrative, respectively. In addition, we incurred other personnel costs of $665,000 during 1999, relating to severance payments for terminated executives as well as a bonus and relocation costs in connection with recruiting a new executive. Such costs were allocated so that $40,000 was included in research and development and $625,000 in general and administrative.

     During 1998, we incurred a $900,000 charge to terminate a distributor agreement.

     Acquired In-Process Research and Development. During 1999, we acquired technology to store and retrieve substantially larger volumes of data than our existing software was currently capable of storing and retrieving in exchange for shares of our common stock valued at $3.5 million. The purchase price was accounted for as acquired in-process research and development expense because, at the date of the transaction, the in-process research and development acquired by us related to the development of technology not possessed by us and the results of this in-process research and development had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed.

  Interest Income (Expense), Net

     Interest income (expense), net increased to $4.0 million in 2000 from ($364,000) in 1999 due to the investment of the proceeds from our initial public offering ("IPO"). Interest income (expense), net increased in 1999 from ($31,000) in 1998 due to an increase in borrowings under the then existing credit facilities.

  Provision for Income Taxes

     No provision for federal, state or foreign income taxes has been recorded as we incurred net operating losses or utilized new operating loss carryforwards for all periods presented. We have recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards, as the future realization of the tax benefit is not currently considered more likely than not.

QUARTERLY RESULTS OF OPERATIONS

     The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the period ended December 31, 2000, as well as the percentage of total revenues represented by each item. The information has been derived from our unaudited consolidated financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. The unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments that we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                        THREE MONTHS ENDED
                                     -----------------------------------------------------------------------------------------
                                     DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                       2000       2000        2000       2000        1999       1999        1999       1999
                                     --------   ---------   --------   ---------   --------   ---------   --------   ---------
Revenues:
  License..........................  $10,057     $ 8,056    $ 6,976     $ 5,218     $5,695     $ 4,436     $3,484     $ 3,091
  Services.........................    4,078       3,810      3,281       2,432      2,142       1,694      1,294       1,091
  Hardware.........................       --          --         --          --         --          --         --          46
                                     -------     -------    -------     -------     ------     -------     ------     -------
         Total revenues............   14,135      11,866     10,257       7,650      7,837       6,130      4,778       4,228
Cost of revenues:
  License..........................      110         141        124          61         69          73         83         102
  Services.........................    2,275       2,069      1,923       1,414      1,325       1,048        818         730
  Hardware.........................       --          --         --          --         --          --         --          46
                                     -------     -------    -------     -------     ------     -------     ------     -------
         Total cost of revenues....    2,385       2,210      2,047       1,475      1,394       1,121        901         878
                                     -------     -------    -------     -------     ------     -------     ------     -------
Gross profit.......................   11,750       9,656      8,210       6,175      6,443       5,009      3,877       3,350
Operating expenses:
  Sales and marketing..............    6,816       5,817      5,726       4,228      4,176       2,768      2,502       2,139
  Research and development.........    3,031       2,689      2,415       2,244      1,645       1,682      1,334       1,164
  General and administrative.......    2,596       2,310      2,199       1,665      1,222       1,318        768       1,095
  Acquired in-process research and
    development....................       --          --         --          --         --       3,506         --          --
                                     -------     -------    -------     -------     ------     -------     ------     -------
Operating loss.....................     (693)     (1,160)    (2,130)     (1,962)      (600)     (4,265)      (727)     (1,048)
Interest income (expense), net.....    1,159       1,180      1,151         489        (44)       (229)       (72)        (19)
                                     -------     -------    -------     -------     ------     -------     ------     -------
Income (loss) before provision for
  income taxes and extraordinary
  loss.............................      466          20       (979)     (1,473)      (644)     (4,494)      (799)     (1,067)
Provision for income taxes.........       --          --         --          --         --          --         --          --
                                     -------     -------    -------     -------     ------     -------     ------     -------
Income (loss) before extraordinary
  loss.............................      466          20       (979)     (1,473)      (644)     (4,494)      (799)     (1,067)
Extraordinary loss.................       --          --         --        (248)        --          --         --          --
                                     -------     -------    -------     -------     ------     -------     ------     -------
Net income (loss)..................  $   466     $    20    $  (979)    $(1,721)    $ (644)    $(4,494)    $ (799)    $(1,067)
                                     =======     =======    =======     =======     ======     =======     ======     =======

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                          2000       2000        2000       2000        1999       1999        1999       1999
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License.............................    71.1%       67.9%      68.0%       68.2%      72.7%       72.4%      72.9%       73.1%
  Services............................    28.9        32.1       32.0        31.8       27.3        27.6       27.1        25.8
  Hardware............................      --          --         --          --         --          --         --         1.1
                                         -----       -----      -----       -----      -----       -----      -----       -----
         Total revenues...............   100.0       100.0      100.0       100.0      100.0       100.0      100.0       100.0
                                         -----       -----      -----       -----      -----       -----      -----       -----
Cost of revenues:
  License.............................     0.8         1.2        1.2         0.7        0.9         1.2        1.7         2.4
  Services............................    16.1        17.4       18.8        18.6       16.9        17.1       17.2        17.3
  Hardware............................      --          --         --          --         --          --         --         1.1
                                         -----       -----      -----       -----      -----       -----      -----       -----
         Total cost of revenues.......    16.9        18.6       20.0        19.3       17.8        18.3       18.9        20.8
                                         -----       -----      -----       -----      -----       -----      -----       -----
Gross profit..........................    83.1        81.4       80.0        80.7       82.2        81.7       81.1        79.2
Operating expenses:
  Sales and marketing.................    48.2        49.0       55.8        55.2       53.3        45.2       52.3        50.6
  Research and development............    21.4        22.7       23.5        29.3       21.0        27.4       27.9        27.5
  General and administrative..........    18.4        19.5       21.4        21.8       15.6        21.5       16.1        25.9
  Acquired in-process research and
    development.......................      --          --         --          --         --        57.2         --          --
                                         -----       -----      -----       -----      -----       -----      -----       -----
Operating loss........................    (4.9)       (9.8)     (20.7)      (25.6)      (7.7)      (69.6)     (15.2)      (24.8)
Interest income (expense), net........     8.2        10.0       11.2         6.3       (0.5)       (3.7)      (1.5)       (0.4)
                                         -----       -----      -----       -----      -----       -----      -----       -----
Income (loss) before provision for
  income taxes and extraordinary
  loss................................     3.3         0.2       (9.5)      (19.3)      (8.2)      (73.3)     (16.7)      (25.2)
Provision for income taxes............      --          --         --          --         --          --         --          --
                                         -----       -----      -----       -----      -----       -----      -----       -----
Income (loss) before extraordinary
  loss................................     3.3         0.2       (9.5)      (19.3)      (8.2)      (73.3)     (16.7)      (25.2)
Extraordinary loss....................      --          --         --        (3.2)        --          --         --          --
                                         -----       -----      -----       -----      -----       -----      -----       -----
         Net income (loss)............     3.3%        0.2%      (9.5)%     (22.5)%     (8.2)%     (73.3)%    (16.7)%     (25.2)%
                                         =====       =====      =====       =====      =====       =====      =====       =====

     During 2000, license revenues as a percentage of total revenues generally decreased from quarter to quarter in comparison to 1999. This resulted primarily from increased services revenues. License and services revenues as percentages of total revenues held constant throughout 1999. We expect the relative amount of license revenues as compared to services revenues to be consistent with 2000. We discontinued the sale of hardware during the first quarter of 1999.

     Our quarterly revenues increased throughout 2000 and 1999 primarily as a result of a growing market awareness of our products and, to a lesser extent, an expanded sales force. Cost of revenues as a percentage of total revenues were lower in the fourth quarter of 2000 due to the increase in license revenues. Operating expenses increased each quarter primarily as a result of the increase in the number of employees engaged in all areas of our business.

     We believe that our quarterly operating results may experience seasonal fluctuations in the future. For instance, quarterly results may fluctuate based on client calendar-year budgeting cycles, slow summer purchasing patterns and compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

     As a result of the foregoing and other factors, we believe that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     On February 10, 2000, we completed our IPO whereby we issued 3.8 million shares at an offering price of $20.00 per share. Simultaneously, our underwriters exercised their over-allotment option to issue an additional

570,000 shares, 219,269 shares of which were sold by us. Net proceeds to us were $74.8 million, after deducting underwriting discounts and commissions and selling stockholders' net proceeds. Since the IPO, we have repaid all of our long-term debt totaling of $2.8 million, including $67,000 in prepayment penalties. We recorded an extraordinary loss on the early extinguishment of debt of $248,000 during 2000 due to the write-off of unamortized debt discount and deferred financing fees and the payment of the prepayment penalty. The remaining net proceeds were invested in high-grade marketable securities.

     The principal use of cash to date has been to fund our losses from operations and to purchase furniture and equipment. Cash used for operating activities was $4.7 million, $384,000 and $3.1 million in 2000, 1999 and 1998, respectively. The increases in cash used in operating activities were due primarily to changes in operating losses and working capital.

     Investing activities consisted of capital expenditures totaling $7.2 million, $2.2 million and $1.3 million in 2000, 1999 and 1998, respectively, used to acquire furniture and equipment and other assets. We expect to have total capital expenditures of approximately $7.0 million in 2001. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales and marketing and research and development activities. As a result of our IPO proceeds, investing activities during 2000 included gross purchases of short-term investments totaling $99.6 million and sales and maturities of $66.2 million. We intend to use these investments primarily to fund our sales and marketing and research and development expenses, operating deficits and other working capital needs and for general corporate purposes, including the development of our product lines potentially through acquisitions of products, technologies and businesses.

     Net cash provided by financing activities was $72.3 million, $4.3 million and $3.3 million in 2000, 1999 and 1998, respectively. The increase in 2000 was due primarily to the receipt of proceeds from our IPO. The increase in 1999 was mainly due to the receipt of proceeds from the sale of Series C convertible preferred stock.

     As of December 31, 2000, we had $68.0 million in cash and cash equivalents, short-term investments and restricted investments, and $58.5 million in working capital. In connection with our new corporate headquarters lease and furniture rental, we executed three letters of credit in the aggregate amount of $4.9 as security. In addition, we currently have $5.4 million of short-term investments pledged as collateral for the letters of credit. The letters of credit and related restricted investments have decreasing schedules and expire in 2002 and 2007.

     During 2000, we entered into an option agreement to purchase technology for research and development activities. If the option, which expires on March 31, 2001, is exercised, we will pay $2.0 million to purchase the technology. As of December 31, 2000, the option's carrying value was $650,000 and classified as an other asset. If we choose to exercise the option, we may be required to record a $2.8 million charge in the period exercised depending upon technological feasibility and alternative future uses at the time of exercise.

     We believe that our existing cash and cash equivalents and short-term investments, offset by any cash used in operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

     At December 31, 2000, our accounts receivable days sales outstanding was 54 days. We expect our days sales outstanding to increase as we receive a greater proportion of our revenues from international operations, where payment is typically slower than in the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation No. 44"), with an effective date of July 1, 2000. Interpretation No. 44 clarifies guidance for certain issues that arose in the application of APB Opinion No. 25. The adoption of Interpretation No. 44 did not have an impact on the Company's results of operations or financial position.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term instruments, we have concluded that we do not have material market risk exposure.

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, the United Kingdom, the Netherlands, Sweden, Australia, Mexico and Japan and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material.

     We have not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with related notes and the report of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2001 Annual Meeting of Stockholders proposed to be held on May 21, 2001, and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item is incorporated by reference from the Proxy Statement under the headings "Election of Directors" and "Executive Compensation."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report:

                                                              PAGE
                                                              ----
1. Financial Statements
   Independent Auditors' Report.............................   F-2
   Consolidated Balance Sheets..............................   F-3
   Consolidated Statements of Operations....................   F-4
   Consolidated Statements of Stockholders' Equity
     (Deficit)..............................................   F-5
   Consolidated Statements of Cash Flows....................   F-6
   Notes to Consolidated Financial Statements...............   F-7
2. Financial Statement Schedule
   Schedule II -- Valuation and Qualifying Accounts.........  F-20

     b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 2000.

     c) Exhibits

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 3.1(1)     --  Amended and Restated Articles of Incorporation of the
                Registrant.
 3.2(1)     --  Amended and Restated Bylaws of the Registrant.
 4.1(1)     --  See Exhibits 3.1 and 3.3 for provisions of the Amended and
                Restated Articles of Incorporation and Amended and Restated
                Bylaws of the Registrant defining rights of the holders of
                Common Stock of the Registrant.
 4.2(1)     --  Specimen Stock Certificate.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.1(1)     --  Office Lease Agreements between Regency Park West
                Associates, L.P. and Witness Systems, Inc., dated April 15,
                1997.
10.2(2)     --  Lease Agreement between Registrant and Colonial Center at
                Mansell Overlook/Colonial Business Center dated July 28,
                2000
10.3(1)     --  Amended and Restated Stock Incentive Plan of the Registrant.
10.4*       --  Form of Stock Option Grant Certificate.
10.5(1)     --  Form of Amendment to Stock Option Grant Certificate between
                Registrant and certain of the officers of the Registrant.
10.6(3)     --  Employee Stock Purchase Plan of the Registrant.
10.7(1)     --  Employment Agreement entered into between David B. Gould and the Registrant, effective February 2, 1999.
10.8(1)     --  Promissory Note, dated March 31, 1999, between the
                Registrant and David Gould.
10.9(1)     --  Restricted Stock Award Agreement, dated March 31, 1999, between the Registrant and David Gould.
10.10(1)    --  Form of Promissory Note and Subscription Agreement, dated
                August 2, 1999, between the Registrant and certain of the
                officers of the Registrant.
10.11(1)    --  Promissory Note and Subscription Agreement, dated August 2,
                1999, between the Registrant and John Abraham.
10.12(1)    --  Form of Stock Repurchase Agreement between the Registrant and certain shareholders of the Registrant.
10.13(1)    --  Warrant to Purchase Stock, dated June 29, 1999 between
                Greyrock Capital and the Registrant.
10.14(1)    --  Asset Purchase Agreement among Registrant, Advanced
                Integrators, Inc. and Formation, Inc. dated September 30,
                1999.
10.15(1)    --  Amended and Restated Registration Rights Agreement, dated as of August 2, 1999, as amended, among the Registrant and
                certain shareholders of the Registrant.
10.16(1)    --  Subsidiary License and Distribution Agreement.
10.17(1)    --  Form of Indemnification Agreement between Registrant and each of its executive officers and directors.
10.18(1)    --  Amendment No 1 to Employment Agreement entered into between
                David B. Gould and the Registrant, dated as of August 2,
                1999.
21.1*       --  List of subsidiaries
23.1*       --  Independent Auditors' Report on Financial Statement Schedule
                of KPMG LLP.
23.2*       --  Independent Auditors' Consent of KPMG LLP.
99.1*       --  Safe Harbor Compliance Statement for Forward-Looking
                Statements.

---------------

 *  Filed herewith
(1) Incorporated by reference to exhibits previously filed with the Company's Registration Statement on Form S-1 (File No. 333-91383)
(2) Incorporated by reference to exhibits previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000
(3) Incorporated by reference to exhibits previously filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1999

                             WITNESS SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998.........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999, and 1998.....  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998.........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Witness Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Atlanta, Georgia
January 24, 2001

                     WITNESS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 29,590   $  2,630
  Short-term investments....................................    34,747         --
  Accounts receivable, net of allowance for doubtful
    accounts of $775 in 2000 and $438 in 1999...............     8,278      4,015
  Prepaid and other current assets..........................     2,775      1,023
                                                              --------   --------
        Total current assets................................    75,390      7,668
Restricted investments......................................     3,660         --
Property and equipment, net.................................     4,907      1,947
Intangible and other assets, net............................     2,509      1,228
                                                              --------   --------
                                                              $ 86,466   $ 10,843
                                                              ========   ========

                       LIABILITIES, CONVERTIBLE PREFERRED
                    STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................  $     --   $  2,409
  Accounts payable..........................................     2,770      1,632
  Accrued expenses..........................................     8,592      5,642
  Deferred revenue..........................................     5,516      3,729
                                                              --------   --------
        Total current liabilities...........................    16,878     13,412
Long-term debt, net of current portion......................        --        250
                                                              --------   --------
        Total liabilities...................................    16,878     13,662
                                                              --------   --------
Convertible preferred stock, $.01 par value; redeemable;
  authorized 948,632 shares and 6,731,954 shares at December
  31, 2000 and 1999, respectively; stated at redemption
  value, net of unaccreted discount:
  Series A, 4,000,000 shares designated, 3,184,000 shares
    issued and outstanding; estimated redemption amount of
    $114,624 at December 31, 1999...........................        --      8,915
  Series B, 1,231,954 shares designated, 1,181,954 shares
    issued and outstanding; estimated redemption amount of
    $5,496 at December 31, 1999.............................        --      5,481
  Series C, 1,500,000 shares designated, 1,325,028 shares
    issued and outstanding;estimated redemption amount of
    $47,401 at December 31, 1999............................        --      8,441
                                                              --------   --------
        Total convertible preferred stock...................        --     22,837
                                                              --------   --------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized, no shares issued or outstanding.............        --         --
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 21,907,593 and 10,316,696 shares issued at
    December 31, 2000 and 1999, respectively; 21,907,593 and
    6,876,912 shares outstanding at December 31, 2000 and
    1999, respectively;.....................................       219        103
  Additional paid-in capital................................    94,565      4,347
  Accumulated deficit.......................................   (22,805)   (20,591)
  Notes receivable for stock................................    (2,413)    (2,594)
  Treasury stock, 3,439,784 shares at December 31, 1999, at
    cost....................................................        --     (6,921)
  Accumulated other comprehensive income....................        22         --
                                                              --------   --------
        Total stockholders' equity (deficit)................    69,588    (25,656)
                                                              --------   --------
                                                              $ 86,466   $ 10,843
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                     WITNESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  License...................................................   $30,307       $16,706       $ 8,682
  Services..................................................    13,601         6,221         2,444
  Hardware..................................................        --            46         2,171
                                                               -------       -------       -------
          Total revenues....................................    43,908        22,973        13,297
                                                               -------       -------       -------
Cost of revenues:
  License...................................................       436           327           310
  Services..................................................     7,681         3,921         2,526
  Hardware..................................................        --            46         2,482
                                                               -------       -------       -------
          Total cost of revenues............................     8,117         4,294         5,318
                                                               -------       -------       -------
          Gross profit......................................    35,791        18,679         7,979
Operating expenses:
  Sales and marketing.......................................    22,587        11,585         6,147
  Research and development..................................    10,379         5,825         3,529
  General and administrative................................     8,770         4,403         2,141
  Charge for termination of distribution agreement..........        --            --           900
  Acquired in-process research and development..............        --         3,506            --
                                                               -------       -------       -------
          Operating loss....................................    (5,945)       (6,640)       (4,738)
Interest income (expense), net..............................     3,979          (364)          (31)
                                                               -------       -------       -------
          Loss before provision for income taxes and
            extraordinary loss..............................    (1,966)       (7,004)       (4,769)
Provision for income taxes..................................        --            --            --
                                                               -------       -------       -------
          Loss before extraordinary loss....................    (1,966)       (7,004)       (4,769)
Extraordinary loss on early extinguishment of debt..........      (248)           --            --
                                                               -------       -------       -------
          Net loss..........................................    (2,214)       (7,004)       (4,769)
Preferred stock dividends and accretion.....................      (611)       (1,815)         (502)
                                                               -------       -------       -------
          Net loss applicable to common stockholders........   $(2,825)      $(8,819)      $(5,271)
                                                               =======       =======       =======
Net loss per share (see Note 1(n) for pro forma net loss per share):
  Basic and diluted
     Loss before extraordinary loss.........................   $ (0.13)      $ (1.37)      $ (0.76)
     Extraordinary loss.....................................     (0.01)           --            --
                                                               -------       -------       -------
          Net loss..........................................   $ (0.14)      $ (1.37)      $ (0.76)
                                                               =======       =======       =======
     Basic and diluted weighted-average common shares
       outstanding..........................................    19,997         6,424         6,964
                                                               =======       =======       =======

          See accompanying notes to consolidated financial statements.

                     WITNESS SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   COMMON STOCK
                                ------------------                                              TREASURY STOCK
                                NUMBER OF            ADDITIONAL                   NOTES      ---------------------
                                 SHARES               PAID-IN     ACCUMULATED   RECEIVABLE   NUMBER OF    AMOUNT
                                 ISSUED     AMOUNT    CAPITAL       DEFICIT     FOR STOCK     SHARES     (AT COST)
                                ---------   ------   ----------   -----------   ----------   ---------   ---------
                                                                  (IN THOUSANDS)
Balance at December 31,
  1997........................    8,078      $ 81     $   604      $ (8,818)     $  (108)         --      $    --
  Common stock granted for
    services..................       40        --          25            --           --          --           --
  Purchase of treasury
    stock.....................       --        --          --            --           --       1,260       (1,900)
  Accretion on Series A and
    Series B convertible
    preferred stock...........       --        --        (434)           --           --          --           --
  Dividends accrued on Series
    A convertible preferred
    stock.....................       --        --         (68)           --           --          --           --
  Exercise of stock options...       88         1          10            --           --          --           --
  Comprehensive loss:
    Net loss..................       --        --          --        (4,769)          --          --           --
    Total comprehensive
      loss....................
                                 ------      ----     -------      --------      -------      ------      -------
Balance at December 31,
  1998........................    8,206        82         137       (13,587)        (108)      1,260       (1,900)
  Accretion on Series A,
    Series B, and Series C
    convertible preferred
    stock.....................       --        --      (1,747)           --           --          --           --
  Dividends accrued on Series
    A convertible preferred
    stock.....................       --        --         (68)           --           --          --           --
  Exercise of stock options...      390         4         430            --         (333)         --           --
  Fair value of common stock
    warrants issued...........       --        --         275            --           --          --           --
  Purchase of treasury
    stock.....................       --        --          --            --           --       1,800       (5,350)
  Issuance of common stock for
    notes.....................      880         9       1,847            --       (2,261)       (270)         405
  Fair value of shares issued
    for acquired in-process
    research and
    development...............      841         8       3,473            --           --          --           --
  Forgiveness of note
    receivable for stock......       --        --          --            --          108         650          (76)
  Comprehensive loss:
    Net loss..................       --        --          --        (7,004)          --          --           --
    Total comprehensive
      loss....................
                                 ------      ----     -------      --------      -------      ------      -------
Balance at December 31,
  1999........................   10,317       103       4,347       (20,591)      (2,594)      3,440       (6,921)
  Accretion on Series A,
    Series B, and Series C
    convertible preferred
    stock.....................       --        --        (604)           --           --          --           --
  Dividends accrued on Series
    A convertible preferred
    stock.....................       --        --          (7)           --           --          --           --
  Conversion of preferred
    stock upon initial public
    offering..................   10,410       104      23,344            --           --          --           --
  Common stock issued upon
    initial public offering,
    net.......................    4,019        40      73,197            --           --          --           --
  Exercise of stock options &
    warrants..................      563         6         665            --           --          --           --
  Shares issued under employee
    stock purchase plan.......       39        --         510            --           --          --           --
  Retirement of treasury
    stock.....................   (3,440)      (34)     (6,887)           --           --      (3,440)       6,921
  Repayment of notes
    receivable for stock......       --        --          --            --          181          --           --
  Comprehensive loss:
    Foreign currency
      translation
      adjustments.............       --        --          --            --           --          --           --
    Unrealized gain of
      investments, net........       --        --          --            --           --          --           --
    Net loss..................       --        --          --        (2,214)          --          --           --
    Total comprehensive
      loss....................
                                 ------      ----     -------      --------      -------      ------      -------
Balance at December 31,
  2000........................   21,908      $219     $94,565      $(22,805)     $(2,413)         --      $    --
                                 ======      ====     =======      ========      =======      ======      =======


                                 ACCUMULATED
                                    OTHER
                                COMPREHENSIVE
                                   INCOME        TOTAL
                                -------------   -------
                                    (IN THOUSANDS)
Balance at December 31,
  1997........................      $ --        $(8,241)
  Common stock granted for
    services..................        --             25
  Purchase of treasury
    stock.....................        --         (1,900)
  Accretion on Series A and
    Series B convertible
    preferred stock...........        --           (434)
  Dividends accrued on Series
    A convertible preferred
    stock.....................        --            (68)
  Exercise of stock options...        --             11
  Comprehensive loss:
    Net loss..................        --         (4,769)
                                                -------
    Total comprehensive
      loss....................                   (4,769)
                                    ----        -------
Balance at December 31,
  1998........................        --        (15,376)
  Accretion on Series A,
    Series B, and Series C
    convertible preferred
    stock.....................        --         (1,747)
  Dividends accrued on Series
    A convertible preferred
    stock.....................        --            (68)
  Exercise of stock options...        --            101
  Fair value of common stock
    warrants issued...........        --            275
  Purchase of treasury
    stock.....................        --         (5,350)
  Issuance of common stock for
    notes.....................        --             --
  Fair value of shares issued
    for acquired in-process
    research and
    development...............        --          3,481
  Forgiveness of note
    receivable for stock......        --             32
  Comprehensive loss:
    Net loss..................        --         (7,004)
                                                -------
    Total comprehensive
      loss....................                   (7,004)
                                    ----        -------
Balance at December 31,
  1999........................        --        (25,656)
  Accretion on Series A,
    Series B, and Series C
    convertible preferred
    stock.....................        --           (604)
  Dividends accrued on Series
    A convertible preferred
    stock.....................        --             (7)
  Conversion of preferred
    stock upon initial public
    offering..................        --         23,448
  Common stock issued upon
    initial public offering,
    net.......................        --         73,237
  Exercise of stock options &
    warrants..................        --            671
  Shares issued under employee
    stock purchase plan.......        --            510
  Retirement of treasury
    stock.....................        --             --
  Repayment of notes
    receivable for stock......        --            181
  Comprehensive loss:
    Foreign currency
      translation
      adjustments.............       (75)           (75)
    Unrealized gain of
      investments, net........        97             97
    Net loss..................        --         (2,214)
                                                -------
    Total comprehensive
      loss....................                   (2,192)
                                    ----        -------
Balance at December 31,
  2000........................      $ 22        $69,588
                                    ====        =======

          See accompanying notes to consolidated financial statements.

                     WITNESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Cash flows used in operating activities:
  Net loss before extraordinary loss........................  $ (1,966)  $(7,004)  $(4,769)
  Adjustments to reconcile net loss before extraordinary
     loss to net cash used in operating activities:
     Depreciation and amortization..........................     1,895     1,248       743
     Provision for doubtful accounts........................       544       226       200
     Stock issued for in-process research and development...        --     3,481        --
     Other noncash expenses.................................       271       174       225
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (4,820)   (1,777)   (2,588)
       Prepaid expenses and other assets....................    (5,038)   (1,136)      (58)
       Inventory............................................        --        --       587
       Accounts payable.....................................     1,100       935       236
       Accrued expenses.....................................     1,547     3,203     1,307
       Deferred revenue.....................................     1,791       266       972
                                                              --------   -------   -------
          Net cash flows used in operating activities.......    (4,676)     (384)   (3,145)
                                                              --------   -------   -------
Cash flows used in investing activities:
  Capital expenditures......................................    (5,530)   (1,660)   (1,324)
  Purchases of short-term investments.......................   (99,637)       --        --
  Proceeds from sales and maturities of short-term
     investments............................................    66,208        --        --
  Purchases of other assets.................................    (1,664)     (500)       --
                                                              --------   -------   -------
          Net cash flows used in investing activities.......   (40,623)   (2,160)   (1,324)
                                                              --------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............    73,801        --        --
  Proceeds from long-term debt..............................        --     3,000     1,000
  Repayments on long-term debt..............................    (2,862)   (1,801)     (297)
  Purchase of treasury shares...............................        --    (5,350)   (1,900)
  Proceeds from exercise of stock options...................       671       101        11
  Proceeds from employee stock purchase plan................       510        --        --
  Repayments of notes receivable from stockholders..........       181        --        --
  Proceeds from sale of Series C convertible preferred
     stock, net.............................................        --     8,312        --
  Proceeds from sale of Series B convertible preferred
     stock, net.............................................        --        --     5,475
  Net repayments of working capital line of credit..........        --        --    (1,000)
  Other.....................................................       (42)       --        --
                                                              --------   -------   -------
          Net cash flows provided by financing activities...    72,259     4,262     3,289
                                                              --------   -------   -------
          Net change in cash and cash equivalents...........    26,960     1,718    (1,180)
Cash and cash equivalents at beginning of period............     2,630       912     2,092
                                                              --------   -------   -------
Cash and cash equivalents at end of period..................  $ 29,590   $ 2,630   $   912
                                                              ========   =======   =======
Supplemental cash flow information:
  Cash paid for interest....................................  $     68   $   298   $    87
                                                              ========   =======   =======

          See accompanying notes to consolidated financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

     Witness Systems, Inc. and subsidiaries (the "Company") provides business-driven multimedia recording, analysis and electronic learning software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with other offices in the United States, Canada, Mexico, United Kingdom, the Netherlands, Sweden, Japan and Australia.

     The Company was originally incorporated in 1988 in Georgia and was reincorporated in Delaware on March 13, 1997.

 (b) Initial public offering

     On February 9, 2000, the Securities and Exchange Commission declared the Company's initial public offering ("IPO") of its common stock effective, and public trading of the registered shares commenced February 10, 2000. The initial public offering consisted of 3,800,000 newly issued shares followed by the underwriters' exercise of their over-allotment option for 570,000 shares (219,269 of which were newly issued and 350,731 which were sold by certain stockholders). The Company received $74.8 million in proceeds, net of underwriting discounts and commissions, less offering costs of $1.5 million.

 (c) Principles of Consolidation and Reclassifications

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts in the accompanying 1999 and 1998 financial statements have been reclassified to conform to the presentation adopted in the 2000 financial statements.

 (d) Use of Estimates

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

 (e) Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. Revenue is derived from licensing software and providing related services and is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

     Software services include installation, training and maintenance. Revenues from installation and training are recognized upon performance of the related services. Installation and training services are offered and billed as separate elements of contracts. The functionality of the software is not dependent on installation and training services.

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

  (f) Cash and Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company's investments are classified as available for sale and are carried at fair market value. Unrealized holding gains and losses on such investments are reported as a part of accumulated other comprehensive income. Realized gains and losses from sales are based on the specific identification method.

  (g) Prepaid and Other Current Assets

     Prepaid and other current assets consist principally of prepayments of certain operating expenses, unbilled services revenue, prepaid software royalties and investment interest receivable.

  (h) Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, typically 18 months to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Property and equipment are comprised of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Property and equipment
  Computer equipment........................................  $4,316   $2,580
  Software..................................................   1,950      950
  Other equipment...........................................   1,246       --
  Furniture and fixtures....................................     987      638
  Leasehold improvements....................................   1,262       70
                                                              ------   ------
                                                               9,761    4,238
  Less accumulated depreciation.............................   4,854    2,291
                                                              ------   ------
                                                              $4,907   $1,947
                                                              ======   ======

     During the later half of 2000, the Company accelerated the depreciation of its furniture and fixtures and leasehold improvements at its former headquarters facility in order to coincide with its relocation in December 2000.

  (i) Intangible and Other Assets

     Other assets include principally prepaid software royalties and deposits. Intangible assets consist of purchased technology and are being amortized using the straight-line method generally over three years. During 2000, the Company amortized to research and development expense $538,000 of purchased technology. There was no amortization prior to 2000.

  (j) Impairment of Long-Lived Assets

     Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  (k) Research and Development and Software Development Costs

     Research and development costs are expensed as incurred. SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

  (l) Income Taxes

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

  (m) Stock Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current estimated fair value of the underlying stock exceeds the exercise price. The Company has also provided pro forma disclosures as if the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, had been used to account for its fixed plan stock options (Note 4(c)).

  (n) Computation of Historical and Unaudited Pro Forma Net Loss Per Share

     The Company has presented historical net loss per share pursuant to SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98. Pursuant to SFAS No. 128, unvested stock is excluded from basic earnings per share and included in diluted earnings per share if dilutive. Pursuant to SAB No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of an initial public offering, are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. The Company has not had any such issuances or grants for nominal consideration.

     The unaudited pro forma net loss per share for the years ended December 31, 2000 and 1999 is calculated using the historical weighted-average common shares outstanding and reflecting: (1) the subsequent conversions of Series A, Series B and Series C convertible preferred stock, including conversions of accrued dividends on the Series A convertible preferred stock, into shares of the Company's common stock, as if such conversions had occurred on January 1, 1998, or at the date of issuance, if later; and (2) the vesting of certain restricted common shares held by an officer of the Company which became fully vested upon the Company's initial public offering in February 2000, as if such vesting became effective on the date such shares were issued. The numerator of the calculation excludes preferred stock dividends and accretion of $611,000 and $1.8 million for the years ended December 31, 2000 and 1999, respectively.

     Following is a reconciliation of the numerator and denominator used in the calculation of historical and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Historical:
  Net loss before extraordinary loss......................  $(1,966)  $(7,004)  $(4,769)
  Preferred stock dividends and accretion.................     (611)   (1,815)     (502)
                                                            -------   -------   -------
          Net loss applicable to common Stockholders......  $(2,577)  $(8,819)  $(5,271)
                                                            =======   =======   =======
  Basic and diluted common shares outstanding.............   19,997     6,424     6,964
                                                            =======   =======   =======
  Basic and diluted net loss per share before
     Extraordinary loss...................................  $ (0.13)  $ (1.37)  $ (0.76)
                                                            =======   =======   =======

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2000           1999
                                                              ---------      ---------
Net loss before extraordinary loss..........................   $(1,966)       $(7,004)
Unaudited pro forma:
  Historical basic and diluted common shares outstanding....    19,997          6,424
  Adjustment at December 31, 2000 and 1999 to reflect the
     initial public offering:
     Conversion of Series A preferred stock.................       664          5,776
     Conversion of Series B preferred stock.................       240          2,128
     Conversion of Series C preferred stock.................       269            993
     Vesting of restricted common shares....................        62            434
                                                               -------        -------
          Pro forma basic and diluted common shares
            outstanding.....................................    21,232         15,755
                                                               =======        =======
  Unaudited pro forma basic and diluted net loss per share
     before extraordinary loss..............................   $ (0.09)       $ (0.44)
                                                               =======        =======

     The Company has excluded all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 2,178,846, 14,014,876 and 10,304,502 for the years ended December 31, 2000, 1999 and 1998, respectively (see Notes 3 and 4 for further information).

  (o) Segment Reporting

     Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, that being a software and services provider to the customer interaction recording and analysis market.

     The Company's revenues derived from sources outside of the United States, primarily in the United Kingdom, Canada and Australia, for the years ended December 31, 2000 and 1999 were $3.9 million and $1.5 million, respectively. Prior to 1998, the Company's revenues were earned primarily from customers in the United States. In addition, all significant long-lived assets are located in the United States.

  (p) Fair Value of Financial Instruments

     At December 31, 2000 and 1999, the Company's financial instruments included cash and cash equivalents, accounts receivables, accounts payable and borrowings. The fair values of such instruments approximated the carrying values due to their short-term nature.

  (q) Foreign Currency

     For certain of the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders' equity (deficit) and other comprehensive income. Gains and losses from foreign currency denominated transactions are included in other income (expense) and are not material.

  (r) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation No. 44"), with an effective date of July 1, 2000. Interpretation No. 44 clarifies guidance for certain issues that arose in the application of APB Opinion No. 25. The adoption of Interpretation No. 44 did not have an impact on the Company's results of operations or financial position.

(2) INVESTMENTS

     The amortized cost and fair market value of investments available for sale as of December 31, 2000, were as follows:

                                                                   UNREALIZED
                                                         -------------------------------
                                                          COST     GAIN   LOSS   MARKET
                                                         -------   ----   ----   -------
                                                                 (IN THOUSANDS)
Cash and cash equivalents:
  Cash.................................................  $ 4,502   $--    $ --   $ 4,502
  Money market fund....................................    8,699    --      --     8,699
  Commercial paper.....................................   14,389    --      --    14,389
  Auction rate preferred securities....................    2,000    --      --     2,000
                                                         -------   ---    ----   -------
          Total cash and cash equivalents..............  $29,590   $--    $ --   $29,590
                                                         =======   ===    ====   =======
Short-term investments:
  Commercial paper.....................................  $14,427   $--    $ --   $14,427
  Corporate debt securities............................   17,883    92      --    17,975
  U.S. Government Agency securities....................    6,000     5      --     6,005
                                                         -------   ---    ----   -------
          Total short-term investments.................   38,310    97      --    38,407
  Less: Restricted investments.........................   (3,660)   --      --    (3,660)
                                                         -------   ---    ----   -------
                                                         $34,650   $97    $ --   $34,747
                                                         =======   ===    ====   =======

     At December 31, 2000, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $32.4 million and investments with maturity dates ranging from one to two years totaled $6.0 million.

     Restricted investments represent the collateral pledged to secure a $3.3 million letter of credit issued in connection with the lease of the Company's headquarters (Note 10). The letter of credit and restricted investments contractually decrease over time to zero by May 31, 2007.

(3) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

  (a) Summary of Redeemable Convertible Preferred Stock

     During 1997, the Company issued 3,184,000 shares of Series A convertible preferred stock ("Series A") for $2.145 per share. The holders of Series A shares were entitled to participation rights and cumulative preferred dividends (payable at redemption or upon the Company's initial public offering) at $.02145 per share per annum to be paid in Series A shares or cash. From inception date through the IPO, the Company recorded accretion and dividends due each year to the Series A stockholders. During 1998, the Company issued 1,181,954 shares of Series B convertible preferred stock ("Series B") for $4.65 per share, resulting in net proceeds of $5.5 million. During 1999, the Company issued 1,325,028 shares of Series C convertible preferred stock ("Series C") for $6.30 per share, resulting in net proceeds of $8.3 million.

     From each inception date through the IPO, the Company recorded accretion equal to the net proceeds received and the redemption amount, as defined through the contractual redemption date.

     In February 2000, upon the closing of the Company's IPO, the holders of the convertible preferred stock were entitled to convert each share of the Company's convertible preferred stock converted into 1.8 shares of the Company's common stock resulting in the issuance of 10,409,978 shares of common stock, of which 166,211 shares represented the conversion of the Series A preferred stock dividends.

  (b) Stock Repurchases

     During 1998, the Company entered into a Stock Repurchase Agreement with a stockholder of the Company, under which the Company repurchased 1,260,000 shares of the Company's common stock for $1.9 million. These shares were included in treasury stock as of December 31, 1999 and 1998.

     In February 1999, the Company repurchased 648,979 shares of the Company's common stock in connection with the cancellation of a related note receivable (Note 3(c)).

     In August 1999, the Company entered into Stock Repurchase Agreements with three directors of the Company, under which the Company repurchased 1,800,000 shares of the Company's common stock for $5.4 million. Such consideration was paid concurrent with the sale of the Series C convertible preferred stock (Note 3(a)). These shares were included in treasury stock as of December 31, 1999.

     In June 2000, all of the treasury stock was retired.

  (c) Notes Receivable from Stock Sales

     In February 1999, an officer of the Company resigned and the amount of a note receivable related to vested shares plus all accrued interest was forgiven. The remainder of the note was canceled in connection with the Company's stock repurchase of unvested shares (Note 3(b)).

     In March 1999, the Company issued 879,763 shares of restricted common stock to an officer of the Company in exchange for a note receivable of $1.5 million. In August 1999, an officer of the Company was granted and exercised options to acquire 112,230 shares of the Company's common stock in exchange for a note receivable of $334,000. Under the terms of such arrangements, the underlying restricted stock was fully vested and the maturity dates of the notes are February 2002 as a result of the Company's IPO.

     In August 1999, the Company issued 269,195 shares of common stock (from treasury shares) to certain officers and directors of the Company in exchange for individual notes receivable aggregating $800,000. Under the terms of such arrangements, the maturity dates of the notes are February 2002 as a result of the Company's IPO.

  (d) Warrants

     During 1998, the Company granted, in connection with certain of its long-term debt arrangements, a warrant to purchase 20,000 shares of the Company's Series B for $4.65 per share that was converted to 36,000 shares of common stock upon the Company's IPO. The fair value of the warrant was nominal in December 1998. The warrant was exercised in full in October 2000.

     During 1999, the Company granted, in connection with certain of its long-term debt arrangements, a warrant to purchase 117,000 shares of common stock for $2.58 per share. The warrant vested immediately, expires June 24, 2004 and remained outstanding and exercisable as of December 31, 2000. The fair value of the warrant, estimated at $198,000 in April 1999, was recorded as a debt discount and was amortized over the term of the debt. The remaining balance was written off in connection with the early extinguishment of the related debt (Note 7).

     In September 2000, the Company granted a performance-based warrant to purchase 10,000 shares of common stock for $19.25 per share. As of December 31, 2000, the performance criteria had not been met and accordingly no compensation had been recorded. If and when the performance criteria has been met, the Company will record a charge based on the fair market value at that date.

  (e) Stock Split

     On December 27, 1999, the Company effected a 1.8-for-1 stock split which became effective immediately. All common share and per share information has been adjusted to reflect the stock split as if it had occurred at the inception of the Company.

(4) EMPLOYEE BENEFIT PLANS

  (a) Stock Incentive Plan

     Under the 1997 Stock Incentive Plan (the "Stock Plan") the Company's Board of Directors may grant up to 4,717,440 shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with the Company, as defined in the Stock Plan document. The Stock Plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use under the Stock Plan. In November 1999, the Company amended the Stock Plan to authorize an additional 1,557,360 shares subject to grant, and adopted a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2001 by a number equal to the lesser of 5% of the total number of shares of common stock then outstanding or 1,800,000 shares. Through December 31, 2000, the Company had issued 1,199,409 shares of restricted common stock. As of December 31, 2000, 210,855 shares remain available for grant under the Stock Plan. In July 2000, the Company amended the Stock Plan to provide for accelerated option vesting terms if the Company undergoes a change in control, as defined, and there is a significant reduction in each individual's respective responsibilities as a result of the change in control. To the extent that these events occur, the Company would have a charge based on the fair market value of the options at that time.

     Options granted under the Stock Plan and approved by the Board of Directors may be incentive stock options ("ISO"), which qualify for certain tax benefits, or nonqualified stock options. Only employees are eligible to receive ISOs, which must be granted at a price not less than the estimated fair value of the stock on the grant date, or not less than 110% of the estimated fair value if granted to a participant who is a greater than 10% stockholder of the Company. Nonqualified stock options may be granted to employees and key persons at a price that may be greater than, equal to, or less than the estimated fair value of the stock on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, and typically range from three to four years. The expiration date of options granted under the Stock Plan is determined at the time of grant and may not exceed ten years from the date of the grant for a non-10% owner of the Company, or five years from the date of the grant in the case of an ISO granted to a participant who is a greater than 10% owner of the Company.

     During 1999, the Company incurred a deferred stock compensation charge in the amount of $1.0 million representing the difference between the exercise price of certain stock option grants for 278,658 shares of common stock with a weighted-average exercise price of $6.99 per share and the deemed pre-IPO fair value of the Company's common stock at the time of such grants which was $11.70 per share. The compensation is being amortized over the vesting periods, which is generally four years. For the years ended December 31, 2000 and 1999, the Company incurred $271,000 and $13,000, respectively, in related charges that have been classified into their respective department functional areas.

     The following summarizes stock option activity:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                               NUMBER     EXERCISE
                                                              OF SHARES     PRICE
                                                              ---------   ---------
Balance at December 31, 1997................................    868,927    $ 0.12
  Granted...................................................    919,854      1.18
  Exercised.................................................    (89,111)     0.12
  Cancelled.................................................   (149,476)     0.14
                                                              ---------    ------
Balance at December 31, 1998................................  1,550,194    $ 0.74
  Granted...................................................  2,039,628      3.26
  Exercised.................................................   (389,571)     1.11
  Cancelled.................................................   (318,193)     1.10
                                                              ---------    ------
Balance at December 31, 1999................................  2,882,058    $ 2.44
  Granted...................................................  1,811,871     11.22
  Exercised.................................................   (534,724)     1.25
  Cancelled.................................................   (360,722)     5.76
                                                              ---------    ------
Balance at December 31, 2000................................  3,798,483    $ 6.43
                                                              =========    ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                               EXERCISABLE
                               WEIGHTED-    WEIGHTED-   --------------------------
                                AVERAGE      AVERAGE                  WEIGHTED-
   RANGE OF        NUMBER      REMAINING    EXERCISE     NUMBER        AVERAGE
EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     OF SHARES   EXERCISE PRICE
---------------  -----------   ----------   ---------   ---------   --------------
$0.12 - $ 1.42      584,420    7.22 years    $ 0.71      281,857        $0.68
$1.43 - $ 4.14    1,073,680    8.28 years      2.12      503,907         1.95
$4.15 - $ 7.50    1,307,195    9.59 years      7.03       67,467         6.25
$7.51 - $38.25      833,188    9.44 years     15.08       57,481         9.77

     The weighted-average remaining contractual life of options outstanding at December 31, 2000 was 8.82 years.

  (b) Employee Stock Purchase Plan

     The Company's employee stock purchase plan (the "ESPP") became effective upon the Company's IPO and there are 990,000 shares of common stock reserved. Under the ESPP, the Company's employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2001 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2000, 39,167 shares of common stock were issued under the ESPP.

  (c) Accounting for Stock-Based Compensation

     The Company applies the provisions of APB Opinion No. 25 in accounting for its Stock Plan and ESPP and, accordingly, no compensation cost has been recognized in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Historical net loss.......................................  $(2,214)  $(7,004)  $(4,769)
Pro forma net loss........................................   (7,117)   (7,623)   (4,830)
Pro forma basic and diluted net loss per share............    (0.36)    (1.47)    (0.77)

     The weighted-average fair value of stock options granted during 2000, 1999, and 1998 was $10.27, $1.65 and $0.42 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 -- assumed volatility of 120%, expected dividend yield of 0%, risk-free interest rate of 5.8%, and an expected life of
7.5 years; 1999 -- assumed volatility of 0%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of 7.28 years, 1998 -- assumed volatility of 0%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of 7.51 years.

     The weighted-average fair value of the employee's purchase rights under the ESPP granted during 2000 was $10.53 per share, using the Black-Scholes option-pricing model with the following weighted-average assumptions: for each of the two six-month periods in 2000 -- assumed volatility of 120%, expected dividend yield of 0%, and risk-free interest rate of 5.8%.

  (d) Retirement Plan

     The Company maintains a tax-qualified defined contribution plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute by salary reduction up to 20% of eligible compensation, subject to Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions. The Company contributed $204,000 in 2000. No Company contributions were made prior to 2000.

(5) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     During 1999, the Company obtained certain in-process research and development efforts ("IPR&D") for 841,120 shares of the Company's common stock valued at $4.14 per share. As a result, the Company recorded a charge of $3.5 million in the accompanying consolidated statement of operations. The IPR&D related to the development of technology to store and retrieve substantially larger volumes of data than the Company's software was currently capable of storing and retrieving. At the date of the transaction, the results of the IPR&D had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86. During 2000, the development efforts were being completed according to the Company's initial plans.

(6) OTHER BALANCE SHEET INFORMATION

     Accrued expenses consisted of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Accrued expenses
     Accrued wages, salaries, and employee benefits.........  $2,974    $2,128
     Sales taxes payable....................................   1,151     1,558
     Accrued property and equipment payable.................   1,236        --
     Other..................................................   3,231     1,956
                                                              ------    ------
                                                              $8,592    $5,642
                                                              ======    ======

(7) LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Term loan of $2.0 million -- interest payable in monthly
  installments at prime plus 2% (10.5% at December 31,
  1999), principal payable at earlier of December 31, 2000
  or upon an IPO of the Company's equity securities, net of
  unamortized discount of $132,500 at December 31, 1999...    $   --    $1,909
Equipment loan of $1.0 million -- payable in monthly
  principal installments of $41,667, plus interest at prime
  plus 2% (10.5% at December 31, 1999) through maturity,
  June 30, 2001.................................                  --       750
Revolving loan -- the lesser of $4.0 million or 80% eligible accounts receivable -- interest at prime plus 2% due
  monthly through maturity, December 31, 2000...                  --        --
                                                              ------    ------
          Total long-term debt..............................      --     2,659
Less current portion........................................      --     2,409
                                                              ------    ------
          Long-term debt, excluding current portion.........  $   --    $  250
                                                              ======    ======

     In February 2000, the Company used a portion of the proceeds from its IPO to repay all of its existing borrowings under its financing arrangements. As a result, the Company incurred an extraordinary loss on the early extinguishment of debt of $248,000.

(8) OTHER COSTS

     During 1999, the Company incurred $315,000 of severance costs for terminated executives and $350,000 for a bonus and relocation costs in connection with recruiting a new executive. Such costs were charged to each department's functional area of the organization accordingly. During 1998, the Company terminated an agreement with a distributor. The Company agreed to pay $900,000 in order to terminate the arrangement, all of which was paid by December 31, 1998.

(9) INCOME TAXES

     During 2000, 1999 and 1998, no income taxes were recorded because the Company reported operating losses with no recognizable benefit. Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                              2000     1999      1998
                                                              -----   -------   -------
Computed "expected" tax provision (benefit).................  $(753)  $(2,381)  $(1,621)
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal income taxes...........    (54)     (269)     (191)
  Nondeductible meals & entertainment.......................    113        85        29
  Other nondeductible items.................................    (33)       19         6
  Income tax effect attributable to foreign operations at
     different rates........................................    272        --        --
  Generation of research and experimentation credit
     carryforward...........................................   (100)       --      (150)
  Other, net................................................      2      (228)      (85)
  Increase in valuation allowance...........................    553     2,774     2,012
                                                              -----   -------   -------
                                                              $  --   $    --   $    --
                                                              =====   =======   =======

     The income tax effects of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities are presented below (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Deferred income tax assets:
  Allowance for bad debts...................................  $   309   $   175
  Accruals not deducted for tax.............................      462       565
  Property and equipment, principally due to differences in
     Depreciation...........................................    1,886     1,488
  Net operating loss and research and experimentation credit
     Carryforwards..........................................    3,478     3,235
                                                              -------   -------
          Total gross deferred income tax assets............    6,135     5,463
  Less valuation allowance..................................   (5,941)   (5,388)
                                                              -------   -------
          Net deferred income tax assets....................      194        75
Deferred income tax liabilities:
Changes in tax accounting method to accrual basis...........       --       (75)
Deferred stock compensation.................................     (194)       --
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

     The net change in the valuation allowance for deferred income tax assets for 2000, 1999 and 1998 was an increase of $0.5 million, $2.8 million, and $2.0 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     At December 31, 2000, the Company has net operating loss and research and experimentation credit carryforwards for U.S. federal income tax purposes of approximately $4.6 million and $0.3 million, respectively, which expire in varying amounts beginning in the year 2014. The Company also has incurred foreign losses in the amount of approximately $4.0 million, which are available to offset future taxable income in foreign jurisdictions.

     The $4.6 million of the U.S. federal net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined under Internal Revenue Code Section 382, which occurred during 2000. Based on the calculated value of the Company immediately preceding this ownership change, it is anticipated that all of the U.S. federal net operating losses generated through December 31, 2000 will be available for carryforward and use against future taxable income in the year ended December 31, 2001, assuming no further ownership changes.

     Losses before income taxes from foreign operations were $3.3 million, $0.7 million and $0 in 2000, 1999 and 1998, respectively. Income (losses) before income taxes from U.S. operations were $1.0 million, ($6.3) million and ($4.8) million in 2000, 1999 and 1998, respectively.

(10) COMMITMENTS AND CONTINGENCIES

  (a) Leases

     The Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. The plan called for the Company to sublet its existing office facilities, which were under noncancellable leases expiring on June 30, 2002. The plan also identified all significant actions to be taken. The Company took actions to complete the plan in a specified amount of time and believes that changes to the plan are not likely.

     The Company estimated that costs associated the noncancellable leases net of any sublease income would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000 and allocated such costs to each departmental functional area of the organization. There have been no changes to the plan and a balance of $447,000 remained at December 31, 2000 (Note 12).

     During July 2000, the Company executed a new lease agreement for its corporate headquarters with an 86-month term and future minimum lease payments of $93,000 in 2000, $2.0 million in 2001, $2.2 million in 2002, $2.2 million in
2003, $2.3 million in 2004, $2.3 million in 2005 and $4.6 million thereafter. In connection with this lease, the Company executed an irrevocable standby letter of credit in the amount of $3.3 million to secure the lease with a decreasing schedule that expires on May 31, 2007 (Note 2).

     The Company leases its office facilities and office equipment under various noncancelable operating lease agreements that expire at various times through 2007. Future minimum payments under these leases, are as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 3,355
2002........................................................       2,913
2003........................................................       2,581
2004........................................................       2,568
2005........................................................       2,611
Thereafter..................................................       4,871
                                                                 -------
                                                                 $18,899
                                                                 =======

     The future minimum payments exclude sublease income on noncancelable leases of $949,000 due in the future. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2.1 million, $0.7 million, and $0.5 million, respectively.

  (b) Option to Purchase Technology

     During 2000, the Company entered into an option agreement to purchase technology for research and development activities. If the option, which expires on March 31, 2001, is exercised, the Company will pay $2.0 million to purchase the technology. As of December 31, 2000, the option's carrying value was $650,000 and classified as an other asset. If the Company chooses to exercise the option, the Company may be required to record a $2.8 million charge in the period exercised depending upon technological feasibility and alternative future uses at the time of the exercise.

(11) BUSINESS AND CREDIT CONCENTRATIONS

     No customer accounted for more than 10% of the Company's revenue in 2000 and 1999. Two customers accounted for a total of 27% of the Company's revenue in 1998. Total accounts receivable outstanding from these major customers were approximately $0.1 million at December 31, 1998.

     The Company estimates an allowance for doubtful accounts and sales returns and allowances based on the creditworthiness of its customers, general economic conditions, and other factors. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(12) SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of 2001, the Company executed two subleases for its former office facility (Note 10).

     In January 2001, the Company executed a second irrevocable standby letter of credit in the amount of $1.2 million to secure the new office lease with a decreasing schedule that expires on November 30, 2007. In addition, the Company executed a $450,000 irrevocable standby letter of credit to secure a furniture lease that expires on January 4, 2002. The Company's restricted investments balance increased by $1.5 million as a result of the additional letters of credit.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT       CHARGES TO COSTS   CHARGED TO                BALANCE AT
                                    BEGINNING OF YEAR     AND EXPENSES      REVENUES    DEDUCTIONS   END OF YEAR
                                    -----------------   ----------------   ----------   ----------   -----------
Allowance for Doubtful Accounts:
  Year ended December 31, 2000....        $438                $544            $ --        $(207)        $775
  Year ended December 31, 1999....        $300                $226            $ --        $ (88)        $438
  Year ended December 31, 1998....        $100                $200            $ --        $  --         $300
Sales Concessions:
  Year ended December 31, 2000....        $225                $ --            $170        $(166)        $229
  Year ended December 31, 1999....        $225                $ --            $ 47        $ (47)        $225
  Year ended December 31, 1998....        $ --                $ --            $225        $  --         $225
Hardware Warranty Reserve:
  Year ended December 31, 2000....        $163                $ --            $ --        $ (73)        $ 90
  Year ended December 31, 1999....        $217                $ --            $ --        $ (54)        $163
  Year ended December 31, 1998....        $ --                $217            $ --        $  --         $217

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WITNESS SYSTEMS, INC.

                                          By:      /s/ DAVID B. GOULD
                                            ------------------------------------
                                                       David B. Gould
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ DAVID B. GOULD                    Chairman of the Board,           March 28, 2001
-----------------------------------------------------    President and Chief Executive
                   David B. Gould                        Officer

                  /s/ JON W. EZRINE                    Chief Financial Officer and      March 28, 2001
-----------------------------------------------------    Assistant Secretary
                    Jon W. Ezrine

                /s/ THOMAS J. CROTTY                   Director                         March 28, 2001
-----------------------------------------------------
                  Thomas J. Crotty

                  /s/ JOHN ABRAHAM                     Director                         March 28, 2001
-----------------------------------------------------
                    John Abraham

                  /s/ JOEL G. KATZ                     Director                         March 28, 2001
-----------------------------------------------------
                    Joel G. Katz

                /s/ PETER SINISGALLI                   Director                         March 28, 2001
-----------------------------------------------------
                  Peter Sinisgalli