Form 10-Q
period 2001-03-31
WITNESS SYSTEMS INC
filed 2001-05-15
CIK 1097338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-29335

                          ---------------------------

                             WITNESS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                         23-2518693
      (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                        organization)

                300 COLONIAL CENTER PARKWAY                                  30076
                      ROSWELL, GEORGIA                                     (Zip code)
          (Address of principal executive offices)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   OUTSTANDING AT MAY 4, 2001
--------------------------------------  --------------------------
Common Stock, par value $.01 per share          22,184,451

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             WITNESS SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I.         FINANCIAL INFORMATION

  Item 1.       Financial Statements:

                Condensed Consolidated Balance Sheets at
                March 31, 2001 and December 31, 2000........................    3

                Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2001 and 2000..........    4

                Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2001 and 2000..........    5

                Notes to the Condensed Consolidated Financial Statements....    6

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............    9

  Item 3.       Quantitative and Qualitative Disclosures About Market
                Risk........................................................   26

PART II.        OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K............................   26

SIGNATURES..................................................................   27

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WITNESS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 46,643      $ 29,590
  Short-term investments....................................     9,232        34,747
  Accounts receivable, net..................................    10,220         8,278
  Restricted investments....................................     1,088            --
  Prepaid and other current assets..........................     2,838         2,775
                                                              --------      --------
         Total current assets...............................    70,021        75,390
Restricted investments......................................     4,310         3,660
Property and equipment, net.................................     5,305         4,907
Intangible and other assets, net............................     1,651         2,509
                                                              --------      --------
                                                              $ 81,287      $ 86,466
                                                              ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,418      $  2,770
  Accrued expenses..........................................     6,238         8,592
  Deferred revenue..........................................     6,072         5,516
                                                              --------      --------
         Total current liabilities..........................    14,728        16,878
         Total liabilities..................................    14,728        16,878
                                                              --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,0000 shares
    authorized, no shares issued or outstanding.............        --            --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 22,150,782 and 21,907,593 shares issued and
    outstanding at March 31, 2001 and December 31, 2000,
    respectively............................................       222           219
  Additional paid-in capital................................    95,034        94,565
  Accumulated deficit.......................................   (26,427)      (22,805)
  Notes receivable for stock................................    (2,322)       (2,413)
  Accumulated other comprehensive income....................        52            22
                                                              --------      --------
         Total stockholders' equity.........................    66,559        69,588
                                                              --------      --------
                                                              $ 81,287      $ 86,466
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

                             WITNESS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
Revenue:
  License...................................................  $10,759     $ 5,218
  Services..................................................    4,330       2,432
                                                              -------     -------
          Total revenue.....................................   15,089       7,650
                                                              -------     -------
Cost of revenue:
  License...................................................      184          61
  Services..................................................    2,528       1,414
                                                              -------     -------
          Total cost of revenue.............................    2,712       1,475
                                                              -------     -------
          Gross profit......................................   12,377       6,175
Operating expenses:
  Sales and marketing.......................................    7,087       4,228
  Research and development..................................    3,619       2,244
  General and administrative................................    2,494       1,665
  Acquired in-process research and development and related
     charges................................................    3,723          --
                                                              -------     -------
          Operating loss....................................   (4,546)     (1,962)
Interest and other income, net..............................    1,008         489
                                                              -------     -------
          Loss before provision for income taxes and
           extraordinary loss...............................   (3,538)     (1,473)
Provision for income taxes..................................       84          --
                                                              -------     -------
          Loss before extraordinary loss....................   (3,622)     (1,473)
Extraordinary loss on the early extinguishment of debt......       --        (248)
                                                              -------     -------
          Net loss..........................................   (3,622)     (1,721)
Preferred stock accretion and dividends.....................       --        (611)
                                                              -------     -------
          Net loss applicable to common stockholders........  $(3,622)    $(2,332)
                                                              =======     =======
Net loss per share (see Note 3 for pro forma net loss per
  share):
  Basic and diluted:
     Loss before extraordinary loss.........................  $ (0.16)    $ (0.14)
     Extraordinary loss.....................................       --       (0.02)
                                                              -------     -------
          Net loss..........................................  $ (0.16)    $ (0.16)
                                                              =======     =======
  Basic and diluted weighted-average common shares
     outstanding............................................   22,052      14,702
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

                             WITNESS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
Cash flows from operating activities:
  Loss before extraordinary loss............................  $(3,622)      $(1,473)
  Adjustments to reconcile loss before extraordinary loss to net cash used for operating activities:
    Depreciation and amortization...........................      873           371
    Other non-cash items....................................      371            (6)
    Changes in operating assets and liabilities:
       Accounts receivable..................................   (2,090)         (763)
       Prepaid and other assets.............................      488          (408)
       Accounts payable.....................................     (341)        1,107
       Accrued expenses.....................................   (2,565)       (1,015)
       Deferred revenue.....................................      560           124
                                                              -------       -------
         Net cash used for operating activities.............   (6,326)       (2,063)
                                                              -------       -------
Cash flows from investing activities:
  Purchases of property and equipment and other assets,
    net.....................................................   (1,084)         (855)
  Purchases of investments..................................   (2,000)      (72,447)
  Maturities of investments.................................   25,950         6,995
                                                              -------       -------
         Net cash provided by (used for) investing
           activities.......................................   22,866       (66,307)
                                                              -------       -------
Cash flows from financing activities:
  Net proceeds from initial public offering.................       --        73,786
  Proceeds from exercise of stock options...................      472           297
  Repayment of long-term debt...............................       --        (2,862)
  Other.....................................................       41           (28)
                                                              -------       -------
         Net cash provided by financing activities..........      513        71,193
                                                              -------       -------
         Net change in cash and cash equivalents............   17,053         2,823
Cash and cash equivalents at beginning of period............   29,590         2,630
                                                              -------       -------
Cash and cash equivalents at end of period..................  $46,643       $ 5,453
                                                              =======       =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    --       $    68
                                                              =======       =======
  Cash paid for income taxes................................  $   155       $    --
                                                              =======       =======
  Non-cash financing activities:
    Series A convertible preferred stock exchanged for
      common stock, including dividends.....................                $ 9,343
    Series B convertible preferred stock exchanged for
      common stock..........................................                  5,481
    Series C convertible preferred stock exchanged for
      common stock..........................................                  8,624
                                                                            -------
                                                                            $23,448
                                                                            =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WITNESS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

1. GENERAL AND BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The Company provides business-driven multimedia recording, analysis and electronic learning software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with other offices in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Sweden, Japan and Australia.

     In February 2000, the Company completed its initial public offering ("IPO") in which the Company issued 3.8 million shares at an offering price of $20.00 per share. Simultaneously, the Company's underwriters exercised their over-allotment option to issue an additional 570,000 shares (212,269 of which were newly issued and 350,731 of which were sold by certain stockholders). Net proceeds to the Company were $74.8 million, after deducting underwriting discounts, commissions and selling stockholders' net proceeds. In connection with the offering, each outstanding share of the Company's convertible preferred stock was converted into 1.8 shares of the Company's common stock resulting in the issuance of 10,409,973 shares of common stock, of which 116,211 shares represented the conversion of certain preferred stock dividends.

     The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the U.S. Securities and Exchange Commission. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND RELATED CHARGES

     During 2000, the Company entered into an option agreement to purchase technology for research and development activities. As of December 31, 2000, the option's carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying condensed consolidated balance sheet. On March 30, 2001, the Company paid $2.0 million to exercise this option. During the first quarter of 2001, the Company purchased additional technology for research and development activities. Each of these transactions relate to the development of electronic-media interaction capture and optimization technology, and the Company intends to use the components acquired to develop new products that would further enable companies to record and monitor their interactions with their customers.

     At the date of the transactions, the results of the acquired technology had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. There exists a significant amount of uncertainty as to the Company's ability to complete the development projects within a timeframe acceptable to the market. Additionally, the amount of development required to enable the acquired technology to be compatible with the Company's primary product is significant, which increases the uncertainty surrounding its successful development. The acquired technology does not have an alternative future use to the Company. As a result of the above, the Company has recorded charges totaling $3.7 million as acquired in-process research and development in the accompanying condensed consolidated statement of operations.

                             WITNESS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

3. NET LOSS PER SHARE

     The Company's historical capital structure in 2000 was not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the Company's IPO. Accordingly, a pro forma calculation is presented below, assuming the weighted effect of the conversion of all outstanding shares for the three months ended March 31, 2000 of convertible preferred stock into common stock upon the Company's IPO using the if-converted method from their respective dates of issuance through February 10, 2000.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Pro forma:
  Loss before extraordinary loss............................  $(3,622)      $(1,473)
                                                              =======       =======
  Historical basic and diluted common shares outstanding....   22,052        14,702
  Adjustments to reflect IPO:
     Conversion of Series A preferred stock and dividends...       --         2,657
     Conversion of Series B preferred stock.................       --           959
     Conversion of Series C preferred stock.................       --         1,075
     Vesting of restricted common stock.....................       --           247
                                                              -------       -------
          Pro forma diluted common shares outstanding.......   22,052        19,640
                                                              =======       =======
Pro forma diluted loss per share before extraordinary
  loss......................................................  $ (0.16)      $ (0.08)
                                                              =======       =======

     The computation of basic and diluted loss per share before extraordinary loss for the three months ended March 31, 2001 and 2000 was as follows:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Historical:
  Loss before extraordinary loss............................  $(3,622)      $(1,473)
  Preferred stock accretion and dividends...................       --          (611)
                                                              -------       -------
  Loss before extraordinary loss applicable to common
     stockholders...........................................  $(3,622)      $(2,084)
                                                              =======       =======
  Basic and dilutive common shares outstanding..............   22,052        14,702
                                                              =======       =======
  Diluted loss per share before extraordinary loss..........  $ (0.16)      $ (0.14)
                                                              =======       =======

     For the three months ended March 31, 2001, the Company has excluded the weighted-average of all outstanding stock options from the calculation of historical diluted net loss per common share because all such securities were anti-dilutive. For the three months ended March 31, 2000, the Company has excluded the weighted-average of all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities were anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share was 1,768,328 and 2,579,820 for the three months ended March 31, 2001 and 2000, respectively.

                             WITNESS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

4. COMPREHENSIVE LOSS

     The components of total comprehensive loss, net of income tax, are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
                                                                (IN THOUSANDS)
Net loss....................................................  $(3,622)    $(1,721)
Foreign currency translation adjustment.....................      (52)        (14)
Unrealized net holding gain on investments..................       82          (1)
                                                              -------     -------
          Total comprehensive loss, net of income tax.......  $(3,592)    $(1,736)
                                                              =======     =======

5. RELOCATION OF CORPORATE HEADQUARTERS AND RESTRICTED INVESTMENTS

     During the second quarter of 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force's abstract No. 94-3, the Company estimated that costs associated with subletting its existing facilities, which are under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000 and as of March 31, 2001, with a balance of $302,000, there have been no changes to the plan.

     In connection with the new corporate headquarters facility and furniture lease, the Company executed three irrevocable standby letters of credit in the aggregate amount of $4.5 million to secure the leases. The Company pledged short-term investments of $5.4 million as collateral on the letters of credit, with such amounts classified as restricted investments in the accompanying condensed consolidated balance sheets. The letters of credit and related restricted investments have decreasing schedules with final expiration dates in 2002 and 2007.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 did not have an impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q, contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends","plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

     We are a leading provider of business-driven multimedia recording, analysis and electronic learning software that enables companies to enhance their customer interactions across multiple communications media. Our software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through one or more communications media, such as telephone and Web chat; and then apply targeted electronic learning for continuous performance improvement. We believe that the key benefits of our products include increased revenue from improved customer interactions, improved profitability from increased customer service representative and supervisor productivity, reduced turnover and enhanced customer retention through greater customer intimacy. Our software is designed to integrate with a variety of third-party software, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. We primarily utilize a direct sales organization and a variety of strategic marketing alliances to reach our target customer base.

     During the first quarter of 2001, we experienced the impact of the current economic slowdowns in the general economy. As the quarter progressed, our sales cycle lengthened as our prospects' and customers' confidence in the economy steadily deteriorated. A number of our prospects and customers were required to reevaluate or delay their capital commitments or delay installations due to their own budget uncertainties. As a result, orders from our customers during the first quarter were received later in the quarter than we have traditionally experienced. We cannot predict the extent to which these economic slowdowns will continue to impact our prospects and customers. We have taken action to manage our capital expenditures, costs and expenses in response to these economic developments.

SOURCES OF REVENUE AND REVENUE RECOGNITION POLICY

     We derive our revenue from licensing our software and providing related services. Revenue is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately. License revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Software services include installation, training and maintenance. Revenue from installation and training are recognized upon performance of the related services. Installation and training services are offered and billed as separate elements of contracts on a time-and-material basis. The functionality of the software is not dependent on installation and training services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During 2000 and 1999, 98% of our customers renewed their annual maintenance contracts.

     During the first quarter of 2001 and 2000, approximately 92% and 97%, respectively, of our revenue was derived from sales within North America. Our operations outside of North America include the United Kingdom, Sweden, the Netherlands, Mexico, Australia and Japan. We expect that a greater proportion of future license and professional services revenue will be derived from international markets and may be denominated in the currency of the applicable market.

     Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which software product is licensed, the number of software products licensed and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license our software products usually receive the software on compact disc.

COST OF REVENUE AND OPERATING EXPENSES

     Cost of license revenue primarily consists of royalties due to third parties and packaging costs. Cost of services revenue includes salaries and related expenses for installation, training and maintenance personnel and allocations of overhead, facilities, communications and depreciation expenses.

     Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services. These allocated charges include rent for corporate offices, communication charges and depreciation and amortization expenses for office furniture, equipment and leasehold improvements. We anticipate that operating expenses will increase substantially as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, improve operational and financial systems and support our growth internationally.

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

     We had 305 full-time employees at March 31, 2001, up from 275 at December 31, 2000. This rapid growth of our workforce places a significant demand on management and operational resources. In order to manage growth effectively, it is necessary for us to implement and improve operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If total revenue does not increase relative to operating expenses, management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, financial condition and operating results.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three months ended March 31, 2001 and 2000 expressed as a percentage of total revenue.

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                              2001           2000
                                                              -----          -----
Revenue:
  License...................................................   71.3%          68.2%
  Services..................................................   28.7           31.8
                                                              -----          -----
          Total revenue.....................................  100.0          100.0
                                                              -----          -----
Cost of revenue:
  License...................................................    1.2            0.7
  Services..................................................   16.8           18.6
                                                              -----          -----
          Total cost of revenue.............................   18.0           19.3
                                                              -----          -----
          Gross profit......................................   82.0           80.7
Operating expenses:
  Sales and marketing.......................................   47.0           55.2
  Research and development..................................   24.0           29.3
  General and administrative................................   16.5           21.8
  Acquired in-process research and development and related
     charges................................................   24.6             --
                                                              -----          -----
          Operating loss....................................  (30.1)         (25.6)
Interest and other income, net..............................    6.7            6.3
                                                              -----          -----
          Loss before provision for income taxes and
            extraordinary loss..............................  (23.4)         (19.3)
Provision for income taxes..................................    0.6             --
                                                              -----          -----
          Loss before extraordinary loss....................  (24.0)         (19.3)
Extraordinary loss..........................................     --           (3.2)
                                                              -----          -----
          Net loss..........................................  (24.0)%        (22.5)%
                                                              =====          =====

REVENUE

     Total revenue increased 97% to $15.1 million in the first quarter of 2001 from $7.7 million in the same year-ago period. This increase was attributable to the growth in customer sites to 641 at the end of the first quarter of 2001 from 385 at the end of the first quarter of 2000.

     License revenue increased 106% to $10.8 million in the first quarter of 2001 from $5.2 million in the same year-ago period. Growing market awareness of our products, an increased average selling price per site and an expanded sales force facilitated this growth. License revenue as a percentage of total revenue increased to 71.3% in the first quarter of 2001 from 68.2% in the same year-ago period. This increase was primarily due to decreased services revenue, as discussed below, as a percentage of total revenue. During the first quarter of 2001 and 2000, license revenue attributable to new customers were 74% and 65%, respectively.

     Services revenue, consisting of installation, training and maintenance services, increased 78% to $4.3 million in the first quarter of 2001 from $2.4 million in the same year-ago period. Services revenue increased due to the addition of new customer sites and renewals of maintenance contracts from existing customer sites. As a percentage of total revenue, services revenue decreased to 28.7% for the first quarter of 2001 from 31.8% in the same year-ago period due to some customers delaying installations originally scheduled in the first quarter of 2001. We believe that customers delayed these installations as they reevaluated their budget priorities due to their concerns regarding the overall economy. We expect the product mix of services revenue to license revenue to slightly increase in future quarters due to increases in installation and training services and the compounding effect of maintenance revenue from both new customer sites and renewals of maintenance contracts from existing customer sites.

COST OF REVENUE

     Total cost of revenue increased 84% to $2.7 million in the first quarter of 2001 from $1.5 million in the first quarter of 2000. Gross profit margins increased to 82.0% in the first quarter of 2001 from 80.7% in the first quarter of 2000. This increase was a result of increased license revenue as a percentage of total revenue. We expect gross profit margins to decrease slightly in future quarters as the mix of services to license revenue increases.

     Cost of license revenue increased 202% to $184,000 in the first quarter of 2001 from $61,000 in the first quarter of 2000 due primarily to increased license revenue. Cost of license revenue as a percentage of total revenue increased to 1.2% in the first quarter of 2001 from 0.7% in the same year-ago period due to increased royalties for third-party software. We expect cost of license revenue in absolute dollars and as a percentage of total revenue to increase as a greater proportion of revenue are originated from products containing third-party software components.

     Cost of services revenue increased 79% to $2.5 million in the first quarter of 2001 from $1.4 million in the first quarter of 2000. This increase was a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenue as a percentage of total revenue decreased to 16.8% in the first quarter of 2001 from 18.6% in the same year-ago period due to the decrease in services revenue as a percentage of total revenue. We expect to continue growing our customer service organization and the related costs as our customer base expands, and we anticipate that costs of services revenue in absolute dollars will continue to increase. Cost of services revenue as a percentage of services revenue increased to 58.4% in the first quarter of 2001 from 58.1% in the same year-ago period.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased 68% to $7.1 million in the first quarter of 2001 from $4.2 million in the first quarter of 2000. This increase primarily related to increases in sales and marketing personnel, the establishment of additional sales offices in Europe, Asia and Latin America, as well as increases in marketing programs and public relations expense. As a percentage of total revenue, sales and marketing expenses decreased to 47.0% in the first quarter of 2001 from 55.2% in the first quarter of 2000. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of total revenue due to increases in advertising and promotional activities for the remainder of 2001.

     Research and Development. Research and development expenses increased 61% to $3.6 million in the first quarter of 2001 from $2.2 million in the first quarter of 2000. This increase was primarily due to an increase in the number of employees and consultants engaged in research and development activities. As a percentage of total revenue, research and development expenses decreased to 24.0% in the first quarter of 2001 from 29.3% in the same year-ago period. We expect research and development expenses to increase in absolute dollars as we continue to commit substantial resources to enhancing existing product functionality and to developing new products. As a percentage of total revenue, we expect research and development expenses to remain fairly constant for the remainder of 2001.

     General and Administrative. General and administrative expenses increased 50% to $2.5 million in the first quarter of 2001 from $1.7 million in the same year-ago period. General and administrative expenses increased primarily due to an increase in the number of employees and related expenses in the executive, finance and administrative functions to manage the growth of the Company. As a percentage of total revenue, general and administrative expenses decreased to 16.5% in the first quarter of 2001 from 21.8% in the same year-ago period. We expect general and administrative expenses to increase in absolute dollars as we continue to add infrastructure to support a growing organization and continue to invest in our international expansion. As a percentage of total revenue, we expect general and administrative expenses to remain fairly constant for the remainder of 2001.

     In-Process Research and Development and Related Charges. During 2000, we entered into an option agreement to purchase technology for research and development activities. As of December 31, 2000, the option's carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying condensed consolidated balance sheet. On March 30, 2001, we paid $2.0 million to exercise this option. During the first quarter of 2001, we purchased additional technology for research and development activities. Each of these transactions relate to the development of electronic-media interaction capture and optimization technology, and we intend to use the components acquired to develop new products that would further enable companies to record and monitor their interactions with their customers.

     At the date of the transactions, the results of the acquired technology had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. There exists a significant amount of uncertainty as to our ability to complete the development projects within a timeframe acceptable to the market. Additionally, the amount of development required to enable the acquired technology to be compatible with our primary product is significant, which increases the uncertainty surrounding its successful development. The acquired technologies do not have an alternative future use to us. As a result of the above, we have recorded charges totaling $3.7 million as acquired in-process research and development ("IPR&D") in the accompanying condensed consolidated statement of operations.

     Other Charges. We incurred deferred stock compensation charges of $9,000 and $64,000 in the first quarters of 2001 and 2000, respectively, relating to certain stock options granted in 1999. Such costs were allocated into their respective department functional areas.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net increased to $1.0 million in the first quarter of 2001 from $489,000 in the same year-ago period. This increase was due to interest earned on the proceeds received from our initial public offering ("IPO") in February 2000. We expect interest income to decline in future quarters due to the recent decline in short-term interest rates and the decrease in our marketable securities.

PROVISION FOR INCOME TAXES

     For the first quarter of 2001, we recorded a provision for federal and state income taxes. No provision for federal, state or foreign income taxes was recorded in the first quarter of 2000 due to net operating losses and cumulative net operating loss carryforwards. We have recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards, as the future realization of the tax benefit is not currently considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operating activities was $6.3 million for first quarter of 2001 as compared to $2.1 million in the first quarter of 2000. This increase was due primarily to the acquisition of in process research and development and, to a lesser extent, an increase in working capital.

     Net cash provided by investing activities was $22.9 million for first quarter of 2001 as compared to net cash used for investing activities of $66.3 million in the first quarter of 2000. Investing activities consisted of capital expenditures totaling $1.1 million and $855,000 for the first quarter of 2001 and 2000, respectively, used to acquire furniture and equipment and other assets. We expect to have total capital expenditures, excluding other assets, of approximately $3.5 million in the year 2001. These expenditures include costs associated with the build-out of the new facility plus computer costs associated with a growing employee base. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales and marketing and research and development activities. Investing activities during the first quarters of 2001 and 2000 also included net maturities of marketable securities of $24.0 million and net purchases of marketable securities of $65.5 million, respectively, resulting from our IPO. We intend to use these investments primarily to fund our sales and marketing and research and development expenses, operating deficits and other working capital needs and for general corporate purposes, including the development of our product lines through acquisitions of products, technologies and businesses.

     Net cash provided by financing activities for the first quarter of 2001 and 2000 was $513,000 and $71.2 million, respectively. This decrease was due to the receipt of proceeds from our IPO in February 2000. We recorded an extraordinary loss on the early extinguishment of debt of $248,000 during the first quarter of 2001 due to the write-off of unamortized debt discount and deferred financing fees and a prepayment penalty.

     At March 31, 2001, we had $61.3 million in cash and cash equivalents, short-term investments, and restricted investments and $55.3 million in working capital. In connection with the new corporate headquarters facility and a furniture lease, we executed three irrevocable standby letters of credit in the aggregate amount of $4.5 million to secure the leases. We pledged short-term investments of $5.4 million as collateral on the letter of credit, which are classified as restricted investments on the accompanying balance sheets. The letters of credit and related restricted investments have decreasing schedules expiring in 2002 and 2007. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term instruments, we have concluded that we do not have material market risk exposure.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and our other public filings.

     Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained in this report as well as the following risks:

  Although we have achieved net profitability in certain quarters, we have not yet achieved profitability from operations and we may experience losses in the future

     We have incurred substantial losses since our inception and we may continue to suffer losses in the future. As a result of our accumulated operating losses, we had an accumulated deficit of $26.4 million as of March 31, 2001. In addition, we expect to continue to devote substantial resources to research and development, professional services and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period, and we may never be able to do so. If we do not achieve profitability from operations, or if we do not remain profitable on a net basis, we will need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

  We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

     We may acquire or make investments in companies, products, services and technologies which complement our software and services. Because of the proliferation of new customer interaction mediums such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. We have very limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and to properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may seriously harm our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

     - the difficulty of identifying suitable acquisition or investment candidates, performing appropriate due diligence and negotiating acceptable terms for acquisitions and investments;

     - the potential distraction of our management, diversion of our resources and disruption of our business;

     - our retention and motivation of key employees of the acquired companies;

     - our entry into geographic markets in which we have little or no prior experience;

     - competition for acquisition opportunities with competitors that are larger than us or have greater financial and other resources than we have;

     - our inability to accurately forecast the financial impact of an acquisition or investment;

     - our inability to maintain good relations with the customers and suppliers of the acquired company; and

     - our inability to effectively integrate acquisition or investments into the company and achieve expected synergies.

     In addition, if we make acquisitions using convertible debt or equity securities, our existing stockholders may be diluted, which could cause the market price of our stock to decline.

  Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline

     Our quarterly revenue, expenses and operating results could vary significantly from period to period. In particular, we derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than we expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale would likely be recognized. In addition, because our revenue from implementation, maintenance and training services largely correlates with our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

     - a decrease in demand for our software or, more generally, for products that record and analyze the interactions between a business and its customers and/or provide electronic learning;

     - announcements or introductions of new products and services by our competitors;

     - product pricing decisions by our competitors;

     - the timely payment of fees due to us by our customers;

     - our ability to develop, market and manage new software, software enhancements and services;

     - the deferral of orders for our software or delays in the implementation of our software from one quarter to a later quarter;

     - how quickly we are able to develop new software, software enhancements and services that our customers require;

     - how much money we have to spend to improve our software, services and operations;

     - delays in installments of our software;

     - the lengthiness and unpredictability of sales cycles for our software;

     - the mix of revenue generated by software licenses and related services;

     - spending limitations imposed on our customers or potential customers because of economic factors and decreased capital spending budgets, including limitations imposed after the sales cycle has begun but before a deal is consummated;

     - the timing and size of our capital expenditures and changes in our working capital; and

     - general economic factors and changes in technology that could cause our existing and potential customers to decrease what they spend on customer relationship management software.

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Historically, our revenue growth has fluctuated from as low as 1% to as high as 58% from one quarter to the next. If our future revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock would likely decline.

  Our software has a long sales cycle which makes it difficult to plan our expenses and forecast our results

     Although it typically takes three to twelve months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would adversely affect the timing of our revenue and the timing of our corresponding expenditures. This could harm our ability to meet our financial forecasts for a given quarter. Our customers' decisions regarding their purchase of our software and services is relatively long due to several factors, including:

     - the complex nature of our software;

     - our need to educate potential customers about the uses and benefits of our software;

     - competition for a shrinking amount of corporate resources because of a slowing economy;

     - the investment of money and other resources required by customers to purchase and implement our software;

     - customers' budget cycles and operating activities, which affect the timing of their purchases;

     - the competitive evaluation and internal approval process many of our customers undertake before purchasing our software and services;

     - delayed purchases due to announcements or planned introductions of new software or software enhancements by us or our competitors; and

     - the length of time some of our larger customers require to make a decision to purchase our software and services.

  Seasonal trends in sales of business software or customer interaction levels may affect our quarterly revenue

     The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by lower levels of revenue. We believe that these fluctuations are caused in part by customer buying patterns, which are influenced by year-end budgetary pressures and by sales force commission structures. Customer interaction centers typically experience much higher volumes of customer contact during and immediately following the year-end holiday season. As a result, many customers may elect to defer installation of our software during this time. This has caused us to experience, and we expect to continue to experience, seasonal fluctuations in our revenue. As our revenue grows, seasonal fluctuations in our revenue may become more evident.

  We face intense competition that could adversely affect our revenue, profitability and market share

     The market for products that record and analyze customer interactions and/or provide electronic learning is intensely competitive, evolving and experiences rapid changes in technology. We believe our principal competitors include, but are not limited to:

     - quality monitoring suppliers to the contact center industry;

     - traditional call-logging vendors;

     - systems integrators and consulting firms; and

     - new, larger and more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions.

     Many of our current and potential competitors have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources than we do. This could allow our current and potential competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements, take better advantage of acquisitions and other opportunities, devote greater resources to the marketing and sale of their products and services and adopt more aggressive pricing policies. These competitors may distinguish themselves from us on the basis of their longer operating histories and ability to withstand difficult economic conditions. Our competitors may also be able to offer products at lower prices or with other incentives that we cannot match. Additionally, the scope of our products and services may be viewed as too narrow because some of our competitors offer a broader range of products and services.

     In addition, many of our competitors market their products through resellers and companies that integrate their technology and products with those of the competitor. These resellers and technology partners of our competitors often have strong business relationships with our customers and potential customers. For example, some of our competitors have a better and more long standing relationship with telephone switch vendors. Our competitors may use these business relationships to market and sell their products and compete for customers with us. We cannot assure you that our competitors will not offer or develop products and services that are superior to ours. In addition, it is possible that resellers or technology partners, such as certain telephone switch vendors, may acquire one or more of our competitors, which would further solidify their business relationships.

     In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. Revenue from our resellers accounted for approximately 3% and 8% of our total revenue for the three months ended March 31, 2001 and for the year ended December 31, 2000, respectively. We expect revenue from our resellers, and accordingly our dependence on resellers, to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

     Our software must integrate with software and hardware solutions provided by a number of our existing and potential competitors. These competitors or their business partners could alter their products so that our software no longer integrates well with them, or they could delay or deny our access to software releases that allow us to timely adapt our software to integrate with their products. They could thus effectively prevent us from modifying our software to keep pace with the changing technology of their products. If we cannot adapt our software to changes in our competitors' technology, it may significantly impair our ability to compete effectively, particularly if our software must integrate with the software and hardware solutions of our competitors.

     We expect that competition will increase as other established and emerging companies enter our market and as new products, services and technologies are introduced. Increased competition may result in price reductions, lower gross margins and loss of our market share. This could materially and adversely affect our business, financial condition and results of operations.

  If we fail to develop new software or improve our existing software to meet or adapt to the changing needs and standards of our target market, sales of our software and services may decline

     Our future success depends upon our ability to develop and introduce new software and software enhancements which meet the needs of companies seeking to record and analyze their interactions with customers. To achieve increased market acceptance of our software and services, we must, among other things, continue to:

     - improve our existing software and introduce new software solutions;

     - incorporate new technology into our software and services on a timely and cost-effective basis;

     - keep pace with the products and services of our competitors;

     - satisfy the changing requirements of our current and potential customers;

     - improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users;

     - enhance our software's ease of administration;

     - improve our software's ability to extract data from existing software systems; and

     - adapt to rapidly changing computer operating system, database and software platform standards and Internet technology.

     In addition, industry standards may not be established, or we may not be able to conform to new standards in a timely fashion to remain competitive. Our failure to conform to prevailing technology standards in our industry could limit our ability to compete and adversely affect our business.

     We may require substantial product development expenditures and lead-time to keep pace and ensure compatibility with new technology in our industry. If we fail to develop and introduce new software and enhancements for our existing software, our software and services may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software and services. During the year ended December 31, 2000, we introduced four new eQuality product modules -- eQuality Interactive, Response, Connect, and Now. These new modules generated less than 5% of our total license revenue during the three months ended March 31, 2001 and for the year ended December 31, 2000. The success of these modules is dependent upon contact centers, adoption of new technologies that will enable them to interact with their customers via e-mail and collaborative web-chat sessions and the adoption of electronic learning applications in the customer contact center. We cannot predict how quickly, if ever, contact centers will adopt this new technology. If this does not happen, it could materially and adversely affect our business, financial condition, and results of operations.

     In March 2001, we acquired technology that relates to the development of electronic-media interaction capture and optimization technology. As of March 31, 2001, this technology had not yet progressed to a stage where it had reached technological feasibility, and we are currently working on a project to develop this technology. We cannot assure you that we will successfully complete this project in a timely manner. If we are unable to develop this technology in a timely manner, it may adversely affect our ability to compete and our ability to attract new customers.

  We believe that our future success also depends upon the continued ability of our software to be compatible with the products and other technologies offered by other software and hardware companies

     New products may not be compatible with our software, but may be compatible with the products of our competitors. For example, our products must integrate with phone switches made by the telephone switch vendors, and computer telephony software applications offered by other software providers. If our products are not compatible with the technologies offered by other software and hardware companies, it would have a material adverse effect on our business and results of operations.

  If the market in which we sell our software and services does not grow as we anticipate, we will be unable to continue our growth

     The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. In addition, we are continuing to expand our product offering with products such as eQualityNow. If the market for this software does not grow as quickly or become as large as we anticipate, we may not be able to continue our growth or may grow more slowly than expected. Continued growth in demand for this software remains uncertain because our potential customers may:

     - not understand the benefits of using customer relationship management software generally or, more specifically, software which records and analyzes the interactions between a business and its customers;

     - not achieve favorable results using this software;

     - experience technical difficulty in implementing this software; or

     - use alternative methods such as online self-help to solve the same business problems this software is intended to address.

     In addition, our software is designed to address the needs of contact centers. If the number of contact centers does not increase as we expect, or if it grows more slowly than we anticipate, we may not be able to continue our growth or may grow more slowly than expected.

  We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

     Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through March 31, 2001, we have recognized less than 5% of our revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

  If our internal professional services employees do not provide installation services effectively and according to schedule, our customers may not use our implementation services or may stop using our software

     Customers that license our products ordinarily purchase installation, training and maintenance services, which they typically obtain from our internal professional services organization. Because our software must be installed to work with a number of computer and telephone network systems, installation of our software can be difficult. These systems vary greatly from one customer site to another, and the versions and integration requirements of these third-party systems change frequently. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose to not use our implementation services to install software they license from us. In addition, these customers may determine that they will not license our software and instead will use the products and services of one of our competitors. If this happens, we would lose licensing and services revenue from these customers, and it would likely harm our reputation in the industry in which we compete. This could materially and adversely affect our business, financial condition and results of operations.

  If we need additional financing to maintain or expand our business, it may not be available on favorable terms, or at all

     Although we believe our current cash and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, we may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available to us on favorable terms, or at all. If we raise additional funds by issuing equity securities, the ownership interest of our stockholders would be significantly diluted, and any additional equity securities we issue may have rights, preferences or privileges senior to the rights of our stockholders. Also, the terms of any additional financing we obtain may significantly limit our future financing and operating activities. If we need funds and cannot raise them on acceptable terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

     - develop and enhance our software to remain competitive;

     - take advantage of future opportunities, such as acquisitions;

     - respond to changing customer needs and our competitors' innovations; or

     - attract and retain qualified key personnel.

     Any of these events could significantly harm our business and financial condition and limit our growth.

  If we do not continue to expand the distribution of our products through direct and indirect sales channels, we may be unable to expand our market share or increase our revenue

     To expand our market share and revenue, attract new customers and increase sales to existing customers, we will need to expand our direct and indirect channels of distribution. Although we have historically received approximately 92% of our revenue from direct sales through December 31, 2000, we will require an increase in our direct sales to achieve our growth plans. To accomplish this, we will need to expand our direct sales force by hiring additional sales personnel and management, and increase the number of relationships we have with companies that provide us with customer referrals or leads for new business. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in finding new sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to find an adequate number of new sales personnel meeting our specific needs. If the personnel we hire are less qualified, it may take us more time to train them and they may take a longer time to reach an acceptable level of productivity. We cannot assure you that we will be able to hire the necessary sales personnel and management on reasonable terms, or at all. Moreover, we will be required to train any new personnel, and the new personnel may not reach full productivity for a long period of time.

     We also intend to derive revenue from our indirect sales channel through relationships with companies that resell our software. In particular, we intend to use resellers to increase our sales internationally and to market our software to small and medium contact centers.

     Through December 31, 2000, we have entered into agreements with only a small number of companies that resell our software and companies that provide us with customer referrals. For the three months ended March 31, 2001 and for the year ended December 31, 2000, approximately 3% and 8%, respectively, of our revenue was generated through these resellers. When we enter into agreements with these companies, they are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. Maintaining reseller relationships in today's rapidly evolving marketplace has proven to be difficult. For example, during the year ended December 31, 1998, we incurred a $900,000 charge to terminate a distributor agreement that we believed had become counterproductive. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional companies on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

  We expect to face difficulty in attracting and retaining key personnel, which are necessary to effectively manage and expand our business

     Our future success will depend in large part on our ability to hire, train, retain and motivate a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. In particular, competition for research and development personnel with computer and telephone integration skills is intense, and turnover of technical personnel is particularly high in our industry. We expect to face additional difficulties retaining personnel who have stock options with exercise prices above the fair market value of our stock. In order to retain some of our personnel, we will need to grant additional options to purchase common stock to these employees with exercise prices equal to the fair market value of our stock, which will cause dilution to our stockholders. If we are unable to attract and retain qualified personnel or if we experience high personnel turnover, it would increase our costs of operations and could prevent us from effectively managing and expanding our business.

     Our future success also depends upon the continued service of our executive officers, particularly our Chairman and Chief Executive Officer, David Gould. We have an employment agreement with Mr. Gould and non-compete agreements with all of our executive officers. However, any of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of the services of our executive officers or other key personnel could materially and adversely affect our business. In addition, if one or more of our executive officers or key employees were to join one of our competitors or otherwise compete with us, it could harm our business.

  Our failure to properly manage our rapid growth could strain our resources and make it difficult to support our future operations

     Our business could suffer if we fail to effectively manage our growth. Our revenue increased approximately 97% and 91% during the three months ended March 31, 2001 and the year ended December 31, 2000, respectively, from the previous year. Although we expect revenue to grow on an annual basis, we do not expect to maintain this same rate of revenue growth year over year. From December 31, 1999 to March 31, 2001, the number of our employees increased from 178 to 305. This growth in our revenue and number of employees has placed, and will continue to place, a significant strain on our management, personnel, systems, controls and other resources. If we are unable to effectively manage our growth, it may be difficult to support our future operations. To manage growth effectively, we must:

     - accurately predict the growth in demand for our software and expand our capacity and implementation services to meet that demand;

     - expand and improve our operating and financial systems, procedures and controls;

     - attract, train, motivate, manage and retain key personnel;

     - expand our facilities;

     - successfully integrate the operations and personnel of any businesses we acquire; and

     - respond quickly and effectively to unanticipated changes in our industry.

  If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

     Revenue from customers located outside of North America accounted for approximately 8% and 6% of our total revenue for the three months ended March 31, 2001 and for the year ended December 31, 2000, respectively. We intend to continue to expand our international operations through internal business expansion and strategic business relationships. Our operations outside of North America at March 31, 2001 consisted of approximately 25 dedicated employees located in the United Kingdom, Sweden, the Netherlands, Mexico, Australia and Japan. Most of our international revenue through March 31, 2001 has come from international branches of our customers based in North America. We have established relationships with a small number of international resellers but, through March 31, 2001, we have not recognized a material amount of revenue from these relationships. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, our plans to expand internationally may be adversely affected by a number of risks, including:

     - limited development of an international market for our software and services;

     - the challenges we face in expanding and training our international sales force and support operations;

     - expenses associated with customizing products for multiple countries;

     - longer payment cycles, different accounting procedures and difficulties in collecting accounts receivable; and

     - multiple, conflicting and changing governmental laws and regulations governing intellectual property, call monitoring and the recording of employees.

     As we further expand our operations outside the United States, we will face new competitors and competitive environments. In addition to the risks associated with our domestic competitors, foreign competitors may pose an even greater risk, as they may possess a better understanding of their local markets and better working relationships with local infrastructure providers and others. In particular, because telephone protocols and standards are unique to each country, local competitors will have more experience with, and may have a competitive advantage in, these markets. We may not be able to obtain similar levels of local knowledge or similar relationships in foreign markets, which could place us at a significant competitive disadvantage.

  Our failure to protect our intellectual property may lead to third parties using our technology for their own benefit and our failure to access third-party technology could delay the development or sale of our software

     Our success depends to a significant degree upon the legal protection of our software and other proprietary technology rights. We rely on a combination of patent, trade secret, copyright and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights. These measures may not be sufficient to protect our proprietary rights, and we cannot be certain that third parties will not misappropriate our technology and use it for their own benefit. Also, most of these protections do not preclude our competitors from independently developing products with functionality or features substantially equivalent or superior to our software. Any failure to protect our intellectual property could have a material adverse effect on our business.

     As of March 31, 2001, we have three U.S. registered trademarks, one patent generally relating to our voice and data synchronization technology and data capture technique and seven pending copyright registrations protecting our software source code. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

     We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for the trademark "eQuality" and its variations that predate our use of, and U.S. trademark application for, our trademarks eQuality and Bringing eQuality to eBusiness. It is possible that the U.S. Patent and Trademark Office will deny our U.S. trademark applications. In addition, it is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to prevent us from registering and/or using the trademarks eQuality and Bringing eQuality to eBusiness, and may also seek compensation for damages resulting from our use of these trademarks. As a result, we cannot assure you that our efforts to use and register these trademarks will ultimately be successful, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

     We are also currently evaluating whether to revise one aspect of the patent for our synchronization techniques. If we are unsuccessful, we may not be able to enforce any aspect of that patent against third parties who infringe it. We also have two patent applications pending in the U.S. Patent and Trademark Office. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages.

     Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology. If we resort to litigation to enforce our intellectual property rights, the proceedings could be burdensome and expensive, would likely divert valuable management and product development resources and could involve a high degree of risk, regardless of whether we win or lose the litigation.

     We rely on technology licensed from third parties, including databases, application programming interfaces, developmental tools and software necessary to integrate our software with third-party technology and products. In addition, third-party products are bundled with our software. If we lose access to this technology, or if it is not available to us on reasonable terms, it could cause delays in our development and introduction of new and enhanced software until we can obtain equivalent or replacement technology, if available, or develop this technology internally, if feasible. If we lost access to technology that is bundled with our software, this would require us to modify or redesign our software and could cause a delay in our ability to market and sell our current software, or a delay in our ability to develop, market and sell new or enhanced software. This delay or a failure to obtain replacement technology could have a material adverse effect on our business, financial condition and results of operations.

  Claims by other companies that our software infringes their intellectual property could require us to incur substantial expenses or prevent us from selling our software or services

     If any of our software violates the intellectual property rights of others, we may be required to reengineer or redevelop our software, seek to obtain licenses from third parties to continue offering our software without substantial reengineering, or conduct studies of such intellectual property rights so as to evaluate whether such intellectual property rights are valid or enforceable. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. Any efforts to study the intellectual property rights of third parties may not be successful and could reveal that such intellectual property rights are valid and enforceable, could be extremely costly and would likely divert valuable management and product development resources.

     In addition, in the rapidly developing technological environment in which we operate, third parties may have filed a number of patent applications, many of which are confidential when filed. If our software is found to violate these patents when they are issued or any other intellectual property of others, we may become subject to claims for infringement. An infringement claim against us could result in the loss of our proprietary rights and, whether meritorious or not, could be time-consuming, result in costly litigation or require us to pay damages or enter into royalty or licensing agreements on terms that are unfavorable to us. Royalty or licensing agreements might not be available to us on reasonable terms or at all. In addition, our customers may become subject to claims if the software they license from us infringes the intellectual property of others. Our license agreements with our customers generally provide that we will indemnify the customers for liability they incur as a result of these infringement claims. As a result, any infringement claim could materially and adversely affect our business, financial condition and results of operations.

     Approximately three years prior to December 31, 2000, we were accused of infringing a patent owned by a third-party. We undertook to study the matter, concluded that the asserted patent was not infringed, and informed the third-party of our belief that the patent was not infringed. Following an exchange of correspondence between September 1996 and January 1998, nothing further was heard from the patent owner.

     Although we have not exchanged correspondence with this third-party since January 1998, we cannot assure you that a renewed claim of infringement by this third-party, either in connection with the patent referred to above or another patent or other intellectual property, or a claim of infringement by a different patent or other intellectual property owner, will not be asserted against us in the future. Furthermore, we expect that we and other participants in our industry and related industries will be increasingly subject to infringement claims as the number of competitors with patent and other intellectual property portfolios in these industries grows. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and we cannot assure you that necessary licenses or similar arrangements will be made available to us on a reasonable basis or at all. Consequently, if we become subject to an adverse determination in a judicial or administrative proceeding or we fail to obtain necessary licenses it could prevent us from producing and selling our software. This would have a material adverse effect on our business, financial condition and results of operations.

     In addition, if we decide to, or are forced to, litigate any of these claims, the litigation could be expensive and time-consuming, could divert our management's attention from other matters, and could otherwise materially and adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation. Litigation and intellectual property claims against us could also disrupt our sale of software. Additionally, it could lead to claims by third parties against our customers and others using our software. Our customers and these other users of our software would likely hold us responsible for these claims and any resulting harm they suffer.

  Government regulation of telephone and Internet monitoring could cause a decline in the use of our software, result in increased expenses for us or subject us and our customers to liability

     As the telecommunications industry continues to evolve, state, federal and foreign governments may increasingly regulate the monitoring of telecommunications and telephone and Internet monitoring and recording products, such as our software. We believe that increases in regulation could come in the form of a number of different kinds of laws, including privacy and employment regulations. The adoption of new laws governing the use of our software or changes made to existing laws could cause a decline in the use of our software and could result in increased expenses for us, particularly if we are required to modify our software to accommodate these new or changing laws. Moreover, new laws or changes to existing laws could subject us and our customers to liability. In addition, whether or not these laws are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our software. If any of these events occur, it could materially and adversely affect our business.

  Our products may fail to perform properly, which may cause us to incur additional expenses or lose sales

     Our software is used in a complex operating environment that requires its integration with computer and telephone networks and other business software applications. Furthermore, the hardware, software and network systems generally used in conjunction with our software, particularly telephone standards and protocols, change rapidly. The evolution of these standards may cause our products to function slowly or improperly. Poor product performance may necessitate redevelopment of our product or other costly reengineering measures which may divert our management and product development resources and funds. Due to the large number of, and variations in, computer and telephone network systems and applications, as well as the rapid changes in these products, our testing process may be unable to duplicate all possible environments in which our software is expected to perform. Any errors or defects that are discovered after we release new or enhanced software could cause us to lose revenue, cause a delay in the market acceptance of our software, damage our customer relationships and reputation and increase our service and warranty costs.

  Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

     At March 1, 2001, our executive officers and directors and their affiliates together control approximately 41% of our outstanding common stock on that date. As a result, these stockholders, if they act together, will be able to exert significant control over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of Witness Systems and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

  Future sales of common stock and the rights of some of our stockholders to register sales of their stock could adversely affect the market price of our stock

     Sales of a substantial number of shares of our common stock can cause the market price of our common stock to decline or can make it more difficult for us to raise funds through the sale of equity in the future. The shares of common stock sold in our initial public offering generally are freely tradable without restriction. At March 21, 2001, 12,813,738 shares of common stock outstanding are restricted securities as defined in Rule 144 under the Securities Act. The holders of these shares of common stock may sell them in the future without registration under the Securities Act if they comply with Rule 144, Rule 701 or any other applicable exemption under the Securities Act.

     Some of our existing stockholders have the right to require us to register under the Securities Act shares of their common stock at any time. Once we register these shares, they can be freely sold in the public market, subject to these lock-up agreements.

  Our stock price has been volatile

     The market price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. Any announcement with respect to any adverse variance in revenue or earnings from levels generally expected by securities analysts or investors for a given period could have an immediate and significant adverse effect on the trading price of our common stock. In addition, factors such as announcements of technological innovations or new products by us, our competitors or third parties, changing conditions in the market for products that record and analyze customer interactions, changes in estimates by securities analysts, announcements of extraordinary events, such as acquisitions or litigation, or general economic conditions may have an adverse effect on the market price of the common stock.

  Our certificate of incorporation and bylaws, as well as Delaware law, may prevent or delay a future takeover

     Our amended and restated certificate of incorporation and bylaws contain provisions which could make it harder for a third-party to acquire us without consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms which makes it difficult to remove all our directors at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting.

     Our board of directors has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquirer. In addition, Delaware law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third-party to acquire us without negotiation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

(B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the first quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001                                      WITNESS SYSTEMS, INC.

                                                                          By: /s/ DAVID B. GOULD
                                                           ----------------------------------------------------
                                                                              DAVID B. GOULD
                                                                   CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                         CHIEF EXECUTIVE OFFICER

                                                                          By: /s/ JON W. EZRINE
                                                           ----------------------------------------------------
                                                                              JON W. EZRINE
                                                                       CHIEF FINANCIAL OFFICER AND
                                                                           ASSISTANT SECRETARY