Form 10-Q
period 2001-06-30
WITNESS SYSTEMS INC
filed 2001-08-13
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-29335

WITNESS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2518693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Colonial Center Parkway Roswell, Georgia (Address of principal executive offices)	30076 (Zip code)

Registrant’s telephone number, including area code: 770-754-1900

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2001

Common Stock, par value $.01 per share	22,369,186

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

PART I

FINANCIAL INFORMATION

Item  1.     Financial Statements

WITNESS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$42,259	$29,590

Short-term investments	14,630	34,747

Accounts receivable, net	10,553	8,278

Prepaid and other current assets	3,314	2,775

Total current assets	70,756	75,390

Restricted cash and investments	4,263	3,660

Property and equipment, net	5,114	4,907

Intangible and other assets, net	1,237	2,509

	$81,370	$86,466

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,745	$2,770

Accrued expenses	6,437	8,592

Deferred revenue	7,244	5,516

Total current liabilities	16,426	16,878

Total liabilities	16,426	16,878

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value; 10,000,0000 shares authorized, no shares issued or outstanding	—	—

Common stock, $.01 par value; 50,000,000 shares authorized; 22,334,991 and 21,907,593 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	223	219

Additional paid-in capital	95,529	94,565

Accumulated deficit	(28,508)	(22,805)

Notes receivable for stock	(2,322)	(2,413)

Accumulated other comprehensive income	22	22

Total stockholders’ equity	64,944	69,588

	$81,370	$86,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

License	$9,010	$6,976	$19,769	$12,194

Services	5,313	3,281	9,643	5,713

Total revenue	14,323	10,257	29,412	17,907

Cost of revenue:

License	135	124	319	185

Services	2,401	1,923	4,929	3,337

Total cost of revenue	2,536	2,047	5,248	3,522

Gross profit	11,787	8,210	24,164	14,385

Operating expenses:

Sales and marketing	7,302	5,726	14,389	9,954

Research and development	3,451	2,415	7,070	4,659

General and administrative	2,762	2,199	5,256	3,864

Acquired in-process research and development and related charges	1,100	—	4,823	—

Operating loss	(2,828)	(2,130)	(7,374)	(4,092)

Interest and other income, net	747	1,151	1,755	1,640

Loss before provision for income taxes and extraordinary loss	(2,081)	(979)	(5,619)	(2,452)

Provision for income taxes	—	—	84	—

Loss before extraordinary loss	(2,081)	(979)	(5,703)	(2,452)

Extraordinary loss on the early extinguishment of debt	—	—	—	(248)

Net loss	(2,081)	(979)	(5,703)	(2,700)

Preferred stock accretion and dividends	—	—	—	(611)

Net loss applicable to common stockholders	$(2,081)	$(979)	$(5,703)	$(3,311)

Net loss per share (see Note 3 for pro forma net loss per share):

Basic and diluted:

Loss before extraordinary loss	$(0.09)	$(0.05)	$(0.26)	$(0.17)

Extraordinary loss	—	—	—	(0.01)

Net loss	$(0.09)	$(0.05)	$(0.26)	$(0.18)

Basic and diluted weighted-average common shares outstanding	22,187	21,649	22,119	18,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2001	2000

Cash flows from operating activities:

Loss before extraordinary loss	$(5,703)	$(2,452)

Adjustments to reconcile loss before extraordinary loss to net cash used for operating activities:

Depreciation and amortization	1,597	388

Other non-cash items	551	128

Changes in operating assets and liabilities:

Accounts receivable	(2,846)	(2,734)

Prepaid and other assets	430	(1,009)

Accounts payable	(16)	985

Accrued expenses	(2,065)	(985)

Deferred revenue	1,732	(214)

Net cash used for operating activities	(6,320)	(5,893)

Cash flows from investing activities:

Purchases of property and equipment and other assets, net	(1,629)	(2,233)

Purchases of investments	(5,500)	(85,176)

Maturities of investments	29,450	30,171

Net cash provided by (used for) investing activities	22,321	(57,238)

Cash flows from financing activities:

Net proceeds from initial public offering	—	73,801

Proceeds from exercise of stock options	915	702

Repayment of long-term debt	—	(2,862)

Other	16	(24)

Net cash provided by financing activities	931	71,617

Net change in cash and cash equivalents	16,932	8,486

Cash and cash equivalents at beginning of period	29,590	2,630

Cash and cash equivalents at end of period including $5,351 of restricted cash at June 30, 2001.	$46,522	$11,116

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$68

Cash paid for income taxes	$155	$—

Non-cash financing activities:

Series A convertible preferred stock exchanged for common stock, including dividends		$9,343

Series B convertible preferred stock exchanged for common stock		5,481

Series C convertible preferred stock exchanged for common stock		8,624

		$23,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(unaudited)

1.  General and basis of presentation

      The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

      The Company provides business-driven multimedia recording, performance analysis and electronic management software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with other offices in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Japan and Australia.

      In February 2000, the Company completed its initial public offering (“IPO”) in which the Company issued 3.8 million shares at an offering price of $20.00 per share. Simultaneously, the Company’s underwriters exercised their over-allotment option to issue an additional 570,000 shares (212,269 of which were newly issued and 350,731 of which were sold by certain stockholders). Net proceeds to the Company were $74.8 million, after deducting underwriting discounts, commissions and selling stockholders’ net proceeds. In connection with the offering, each outstanding share of the Company’s convertible preferred stock was converted into 1.8 shares of the Company’s common stock resulting in the issuance of 10,409,973 shares of common stock, of which 116,211 shares represented the conversion of certain preferred stock dividends.

      The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the U.S. Securities and Exchange Commission. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2.  Acquired in-process research and development and related charges

      In June 2001, the Company purchased software-based technology for $1.1 million for research and development activities. The Company intends to use this technology to develop its on-line analytical processing and multi-dimensional analysis capabilities and functionality.

      During 2000, the Company entered into an option agreement to purchase technology for research and development activities. As of December 31, 2000, the option’s carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying condensed consolidated balance sheet. In March 2001, the Company paid $2.0 million to exercise this option. Also, during the first quarter of 2001, the Company purchased additional technology for research and development activities. Each of these transactions relate to the development of electronic-media interaction capture and optimization technology, and the Company intends to use the components acquired to develop new products that would further enable companies to record and monitor their interactions with their customers.

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2001
(unaudited)

2.  Acquired in-process research and development and related charges — (continued)

      At the date of the transactions, the results of the acquired technologies had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. There exists a significant amount of uncertainty as to the Company’s ability to complete the development projects within a timeframe acceptable to the market. Additionally, the amount of development required to enable the acquired technology to integrate with the Company’s primary product is significant, which increases the uncertainty surrounding its successful development. The acquired technologies do not have an alternative future use to the Company. As a result of the above, the Company has recorded charges in 2001 totaling $4.8 million as acquired in-process research and development in the accompanying condensed consolidated statements of operations.

3.  Net loss per share

      The Company’s historical capital structure in 2000 was not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the Company’s IPO. Accordingly, a pro forma calculation is presented below, assuming the weighted effect of the conversion of all outstanding shares for the six months ended June 30, 2000 of convertible preferred stock into common stock upon the Company’s IPO using the if-converted method from their respective dates of issuance through February 10, 2000.

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands, except per share amounts)

Pro forma:

Loss before extraordinary loss	$(2,081)	$(979)	$(5,703)	$(2,452)

Historical basic and diluted common shares outstanding	22,187	21,649	22,119	18,176

Adjustments to reflect IPO:

Conversion of Series A preferred stock and dividends	—	—	—	1,328

Conversion of Series B preferred stock	—	—	—	479

Conversion of Series C preferred stock	—	—	—	538

Vesting of restricted common stock	—	—	—	124

Pro forma diluted common shares outstanding	22,187	21,649	22,119	20,645

Pro forma diluted loss per share before extraordinary loss	$(0.09)	$(0.05)	$(0.26)	$(0.12)

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2001
(unaudited)

3.  Net loss per share — (continued)

      The computation of basic and diluted loss per share before extraordinary loss for the three and six months ended June 30, 2001 and 2000 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands, except per share amounts)

Historical:

Loss before extraordinary loss	$(2,081)	$(979)	$(5,703)	$(2,452)

Preferred stock accretion and dividends	—	—	—	(611)

Loss before extraordinary loss applicable to common stockholders	$(2,081)	$(979)	$(5,703)	$(3,063)

Basic and dilutive common shares outstanding	22,187	21,649	22,119	18,176

Basic and diluted loss per share before extraordinary loss	$(0.09)	$(0.05)	$(0.26)	$(0.17)

      For the three and six months ended June 30, 2001 and the three months ended June 30, 2000, the Company has excluded the weighted-average of all outstanding stock options from the calculation of historical diluted net loss per common share because all such securities were anti-dilutive. For the six months ended June 30, 2000, the Company has excluded the weighted-average of all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities were anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share was 1,614,368 and 1,691,348 for the three and six months ended June 30, 2001, respectively, and 2,066,202 and 2,323,011 for the three and six months ended June 30, 2000, respectively.

4.  Comprehensive loss

      The components of total comprehensive loss, net of income tax, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)

Net loss	$(2,081)	$(979)	$(5,703)	$(2,700)

Foreign currency translation adjustment	(15)	(18)	(67)	(32)

Unrealized net holding gain (loss) on investments	(15)	(42)	67	(43)

Total comprehensive loss, net of income tax	$(2,111)	$(1,039)	$(5,703)	$(2,775)

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2001
(unaudited)

5.  Relocation of corporate headquarters and restricted cash

      During the second quarter of 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force’s abstract No. 94-3, the Company estimated that costs associated with subletting its then existing facilities, which are under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000. During the second quarter of 2001, one of the sublessees was unable to fulfill its obligations and the sublease was terminated. As a result, the Company recorded an additional obligation of $155,000 in the second quarter of 2001 to cover the additional estimated loss. As of June 30, 2001, the accrual balance was $375,000.

      In order to secure the new corporate headquarters’ facility and furniture leases, the Company executed three irrevocable standby letters of credit in the aggregate amount of $4.9 million in 2000 and 2001. During the second quarter of 2001, the Company replaced its pledged short-term investments, serving as collateral on the letters of credit, with cash equivalents and, accordingly, reclassified them as restricted cash on the June 30, 2001 balance sheet. The letters of credit and related restricted funds have decreasing schedules expiring in 2002 and 2007, which correspond with their classification on the accompanying balance sheets. As of June 30, 2001, the Company had restricted cash of $5.4 million, $1.1 million of which was included in cash and cash equivalents.

6.  Recent accounting pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Most other intangible assets will continue to be amortized over their useful lives. Goodwill and intangibles assets acquired after June 30, 2001 will be subject to the new rules. The Company is currently evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its results of operations and financial position.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 did not have an impact on the Company’s results of operations or financial position.

Item  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q, contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

      We are a leading global provider of business-driven multimedia recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships. By enhancing the quality of customer interactions across multiple communications media — including the telephone, e-mail and Web chat — our browser-based software’s enterprise collaboration architecture enables companies to capture, communicate and collaborate customer interactions throughout the enterprise using advanced business rules, notification and annotations. As a fully integrated, closed-loop performance optimization solution, our software enables companies to record, evaluate, analyze and learn from customer contacts, allowing them to generate additional revenue opportunities, improve profitability, develop customer sales/service representatives’ skill sets, enhance customer retention and achieve greater customer loyalty. Our software is designed to integrate with a variety of third-party software, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. We primarily utilize a direct sales organization and a variety of strategic marketing alliances to reach our target customer base.

      During the first half of 2001, we observed a number of factors indicating a slowdown in corporate spending for information technology and in the general economy. At the beginning of the year, our sales cycle lengthened as our prospects’ and customers’ confidence in the economy deteriorated. During the second quarter of 2001, while some of our prospects and customers renewed their commitments to us, others continued to reevaluate or delay their capital plans due to their own budget uncertainties. We cannot predict how long these economy related trends will continue or the extent to which this economic uncertainty will continue to impact our prospects and customers. If the economy in general, or the level of corporate spending for information technology deteriorates further, we may experience a material adverse effect on our business, financial condition and results of operations.

Sources of Revenue and Revenue Recognition Policy

      We derive our revenue from licensing our software and providing related services. Revenue is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately. License revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Services include installation, training and maintenance. Revenue from installation and training are recognized upon performance of the related services. Installation and training services are traditionally offered and billed as separate elements of contracts on a time-and-material basis. The functionality of the software is not dependent on installation and training services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During 2000 and 1999, 98% of our customers renewed their annual maintenance contracts.

      During the three and six months ended June 30, 2001, approximately 90% and 91%, respectively, of our revenue was derived from sales within North America. Our operations outside of North America include the United Kingdom, the Netherlands, Mexico, Australia and Japan. During the three and six months ended June 30, 2000, approximately 93% and 95% of our revenue was derived from sales within North America. We expect that a greater proportion of future license and professional services revenue will be derived from international markets and may be denominated in the currency of the applicable market.

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

      Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We had 297 full-time employees at June 30, 2001, up from 275 at December 31, 2000. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead to each of the functional areas based on use. These allocated charges include rent for corporate offices, communication charges and depreciation and amortization expenses for office furniture, equipment and leasehold improvements. We anticipate that operating expenses will increase as we increase sales and marketing operations, develop new distribution channels, fund ongoing research and development, broaden professional services offerings, improve operational and financial systems and support our growth internationally.

      Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

Results of Operations

      The following table sets forth the results of operations for the three and six months ended June 30, 2001 and 2000 expressed as a percentage of total revenue.

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

License	62.9%	68.0%	67.2%	68.1%

Services	37.1	32.0	32.8	31.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

License	0.9	1.2	1.1	1.0

Services	16.8	18.8	16.7	18.7

Total cost of revenue	17.7	20.0	17.8	19.7

Gross profit	82.3	80.0	82.2	80.3

Operating expenses:

Sales and marketing	50.9	55.8	49.0	55.6

Research and development	24.1	23.5	24.0	26.0

General and administrative	19.3	21.4	17.9	21.6

Acquired in-process research and development and related charges	7.7	—	16.4	—

Operating loss	(19.7)	(20.7)	(25.1)	(22.9)

Interest and other income, net	5.2	11.2	6.0	9.2

Loss before provision for income taxes and extraordinary loss	(14.5)	(9.5)	(19.1)	(13.7)

Provision for income taxes	—	—	0.3	—

Loss before extraordinary loss	(14.5)	(9.5)	(19.4)	(13.7)

Extraordinary loss	—	—	—	(1.4)

Net loss	(14.5)%	(9.5)%	(19.4)%	(15.1)%

Revenue

      Total revenue increased 40% to $14.3 million in the second quarter of 2001 from $10.3 million in the second quarter of 2000. For the six months ended June 30, 2001, total revenue increased 64% to $29.4 million from $17.9 million in the same year ago period. These increases were attributable to the growth in customer sites to 717 at the end of the second quarter of 2001 from 444 at the end of the second quarter of 2000.

      License revenue increased 29% to $9.0 million in the second quarter of 2001 from $7.0 million in the second quarter of 2000. For the six months ended June 30, 2001, license revenue increased 62% to $19.8 million from $12.2 million in the same year ago period. License revenue as a percentage of total revenue decreased to 62.9% in the second quarter of 2001 from 68.0% in the second quarter of 2000. For the six months ended June 30, 2001, license revenue as a percentage of total revenue decreased to 67.2% from 68.1% in the same year ago period. The growth in license revenue in absolute dollars was primarily due to a growing market awareness of our products, an increased average selling price per site and an expanded sales force. During the second quarters of 2001 and 2000, license revenue attributable to new customers was 29% and 58%, respectively. For the six months ended June 30, 2001 and 2000, license revenue attributable to new customers was 54% and 60%, respectively.

      Services revenue, consisting of installation, training and maintenance services, increased 62% to $5.3 million in the second quarter of 2001 from $3.3 million in the second quarter of 2000. For the six months ended June 30, 2001, services revenue increased 69% to $9.6 million from $5.7 million in the same year ago period. Services revenue in absolute dollars increased due to the addition of new customer sites and renewals of annual maintenance contracts from existing customer sites. As a percentage of total revenue, services revenue increased to 37.1% for the second quarter of 2001 from 32.0% in the second quarter of 2000 due primarily to maintenance revenue from new customer sites and the compounding effect of renewals of annual maintenance contracts from existing customer sites, and to a lesser extent, from an increase in the number of installations. For the six months ended June 30, 2001, services revenue as a percentage of total revenue increased slightly to 32.8% from 31.9% in the same year ago period.

Cost of Revenue

      Total cost of revenue increased 24% to $2.5 million in the second quarter of 2001 from $2.0 million in the second quarter of 2000. For the six months ended June 30, 2001, total cost of revenue increased 49% to $5.2 million from $3.5 million in the same year ago period. Gross profit margins increased to 82.3% in the second quarter of 2001 from 80.0% in the second quarter of 2000. For the six months ended June 30, 2001, gross profit margins increased to 82.2% from 80.3% in the same year ago period. These increases were driven by improved services margins that resulted from the increase in maintenance services revenue. We expect gross profit margins to remain relatively constant.

      Cost of license revenue increased 9% to $135,000 in the second quarter of 2001 from $124,000 in the second quarter of 2000, representing 0.9% and 1.2% of total revenue, respectively. For the six months ended June 30, 2001, cost of license revenue increased 72% to $319,000 from $185,000 in the same year ago period, representing 1.1% and 1.0% of total revenue, respectively. We expect cost of license revenue in absolute dollars, and as a percentage of total revenue, to increase as a greater proportion of revenue is originated from products containing third-party software components.

      Cost of services revenue increased 25% to $2.4 million in the second quarter of 2001 from $1.9 million in the second quarter of 2000. For the six months ended June 30, 2001, cost of services revenue increased 48% to $4.9 million from $3.3 million in the same year ago period. These increases were a result of increases in the number of employees engaged in installation, training and customer maintenance services. Cost of services revenue as a percentage of services revenue decreased to 45.2% in the second quarter of 2001 from 58.6% in the second quarter of 2000. For the six months ended June 30, 2001, cost of services revenue as a percentage of services revenue decreased to 51.1% from 58.4% in the same year ago period. These decreases resulted primarily from the increase in maintenance services revenue. We expect to continue growing our customer services organization and the related costs as our customer base expands, and we anticipate that cost of services revenue in absolute dollars will continue to increase.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 28% to $7.3 million in the second quarter of 2001 from $5.7 million in the second quarter of 2000. For the six months ended June 30, 2001, sales and marketing expenses increased 45% to $14.4 million from $10.0 million in the same year ago period. These increases relate primarily to increases in sales and marketing personnel, marketing programs and the establishment of additional sales offices in Europe, Asia Pacific and Latin America. As a percentage of total revenue, sales and marketing expenses decreased to 50.9% in the second quarter of 2001 from 55.8% in the second quarter of 2000. For the six months ended June 30, 2001, sales and marketing expenses as a percentage of total revenue decreased to 49.0% from 55.6% in the same year ago period. We expect sales and marketing expenses to continue to increase in absolute dollars.

      Research and Development. Research and development expenses increased 43% to $3.5 million in the second quarter of 2001 from $2.4 million in the second quarter of 2000, representing 24.1% and 23.5% of total revenue, respectively. For the six months ended June 30, 2001, research and development expenses increased 52% to $7.1 million from $4.7 million in the same year ago period, representing 24.0% and 26.0% of total revenue, respectively. These increases were primarily due to an increase in the number of employees and consultants engaged in worldwide research and development activities. We expect research and development expenses to increase in absolute dollars as we continue to commit substantial resources to enhance existing product functionality and to developing new products.

      General and Administrative. General and administrative expenses increased 26% to $2.8 million in the second quarter of 2001 from $2.2 million in the second quarter of 2001. For the six months ended June 30, 2001, general and administrative expenses increased 36% to $5.3 million from $3.9 million in the same year ago period. The quarterly increase was primarily due to an increase in the allowance for doubtful accounts. The remaining quarterly and six month increases were due to increased corporate expenses in the executive, finance and administrative functions to support a larger organization. As a percentage of total revenue, general and administrative expenses decreased to 19.3% in the second quarter of 2001 from 21.4% in the second quarter of 2000. For the six months ended June 30, 2001, general and administrative expenses as a percentage of total revenue decreased to 17.9% from 21.6% in the same year ago period. We expect general and administrative expenses to increase in absolute dollars as we continue to add infrastructure to support a growing organization and continue to invest in our international expansion.

      In-Process Research and Development and Related Charges. In June 2001, we purchased software-based technology for $1.1 million for research and development activities. We intend to use this technology to develop our on-line analytical processing and multi-dimensional analysis capabilities and functionality.

      During 2000, we entered into an option agreement to purchase technology for research and development activities. As of December 31, 2000, the option’s carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying condensed consolidated balance sheet. In March 2001, we paid $2.0 million to exercise this option. Also, during the first quarter of 2001, we purchased additional technology for research and development activities. Each of these transactions relate to the development of electronic-media interaction capture and optimization technology, and we intend to use the components acquired to develop new products that would further enable companies to record and monitor their interactions with their customers.

      At the date of the transactions, the results of the acquired technologies had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. There exists a significant amount of uncertainty as to our ability to complete the development projects within a timeframe acceptable to the market. Additionally, the amount of development required to enable the acquired technologies to integrate with our primary product is significant, which increases the uncertainty surrounding its successful development. The acquired technologies do not have an alternative future use to us. As a result of the above, we have recorded charges in 2001 totaling $4.8 million as acquired in-process research and development (“IPR&D”) in the accompanying condensed consolidated statements of operations.

Interest and Other Income, Net

      Interest and other income, net decreased to $747,000 in the second quarter of 2001 from $1.2 million in the second quarter of 2000. This decrease was due to lower yields, related to the recent decline in short-term interest rates in 2001 and the decrease in our short-term investments. For the six months ended June 30, 2001, interest and other income, net increased to $1.8 million from $1.6 million for the same year ago period. This increase was due to six months of interest earned in 2001 compared to less than five months in 2000 as a result of the initial public offering (“IPO”) proceeds received in February 2000.

Provision for Income Taxes

      For the first quarter of 2001, we recorded a provision for federal and state income taxes. No provision for federal, state or foreign income taxes was recorded in the second quarter of 2001 and 2000, respectively, due to net operating losses and cumulative net operating loss carryforwards. We have recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards, as the future realization of the tax benefit is not currently considered more likely than not.

Liquidity and Capital Resources

      Net cash used for operating activities was $6.3 million for the six months ended June 30, 2001 as compared to $5.9 million in the same year ago period. This increase was due primarily to the acquisition of in-process research and development and, to a lesser extent, an increase in working capital.

      Net cash provided by investing activities was $22.3 million for six months ended June 30, 2001 as compared to net cash used for investing activities of $57.2 million in the same year ago period. Investing activities consisted of capital expenditures totaling $1.6 million and $2.2 million for the second quarter of 2001 and 2000, respectively, used to acquire furniture and equipment and other assets. We expect to have total capital expenditures, excluding other assets, of approximately $3.5 million in the year 2001. These expenditures include costs associated with the build-out of the new facility plus computer costs associated with a growing employee base. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support expansion of our sales and marketing and research and development activities. Investing activities for the six months ended June 30, 2001 also included net maturities of marketable securities of $24.0 million. For the six months ended June 30, 2000, investing activities included net purchases of marketable securities of $55.0 million resulting from our IPO. We intend to use these investments primarily to fund our sales and marketing and research and development expenses, operating deficits and other working capital needs and for general corporate purposes, including the development of our product lines through acquisitions of products, technologies and businesses.

      Net cash provided by financing activities for the six months ended June 30, 2001 and 2000 was $931,000 and $71.6 million, respectively. This decrease was due to the receipt of proceeds from our IPO in February 2000. We recorded an extraordinary loss on the early extinguishment of debt of $248,000 during the second quarter of 2000 due to the write-off of unamortized debt discount and deferred financing fees and a prepayment penalty.

      At June 30, 2001, we had $61.2 million of cash and cash equivalents, restricted cash and short-term investments and $54.3 million of working capital. In order to secure the new corporate headquarters’ facility and furniture leases, we executed three irrevocable standby letters of credit in the aggregate amount of $4.9 million. During the second quarter of 2001, we replaced our pledged short-term investments, serving as collateral on the letters of credit, with cash equivalents and, accordingly, reclassified them as restricted cash on the June 30, 2001 balance sheet. The letters of credit and related restricted funds have decreasing schedules expiring in 2002 and 2007, which correspond with their classification on the accompanying balance sheets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term instruments, we do not have material market risk exposure.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Most other intangible assets will continue to be amortized over their useful lives. Goodwill and intangibles assets acquired after June 30, 2001 will be subject to the new rules. We are currently evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our results of operations and financial position.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial position.

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

Although we have achieved net profitability in certain quarters, we have not yet achieved profitability from operations and we may experience losses in the future

      We have incurred substantial losses since our inception and we may continue to suffer losses in the future. As a result of our accumulated operating losses, we had an accumulated deficit of $28.5 million as of June 30, 2001. In addition, we expect to continue to devote substantial resources to research and development, professional services and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period, and we may never be able to do so. If we do not achieve profitability from operations, or if we do not remain profitable on a net basis, we will need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

      We may acquire or make investments in companies, products, services and technologies which complement our software and services. Because of the proliferation of new customer interaction mediums such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. We have very limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and to properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may seriously harm our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

•	the difficulty of identifying suitable acquisition or investment candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms for acquisitions and investments;
•	the potential distraction of our management, diversion of our resources and disruption of our business;
•	our retention and motivation of key employees of the acquired companies;
•	our entry into geographic markets in which we have little or no prior experience;
•	competition for acquisition opportunities with competitors that are larger than us or have greater financial and other resources than we have;
•	our inability to accurately forecast the financial impact of an acquisition or investment;
•	our inability to maintain good relations with the customers and suppliers of the acquired company; and
•	our inability to effectively integrate acquisition or investments into the company and achieve expected synergies.

      In addition, if we make or finance acquisitions using convertible debt or equity securities with terms different from our common stock, our existing stockholders may be diluted, which could cause the market price of our stock to decline.

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

•	a decrease in demand for our software or, more generally, for products that record and analyze the interactions between a business and its customers and/or provide electronic learning;
•	announcements or introductions of new products and services by our competitors;
•	product pricing decisions by our competitors;
•	the timely payment of fees due to us by our customers;
•	our ability to develop, market and manage new software, software enhancements and services;
•	the deferral of orders for our software or delays in the implementation of our software from one quarter to a later quarter;
•	how quickly we are able to develop new software, software enhancements and services that our customers require;
•	how much money we have to spend to improve our software, services and operations;
•	delays in installments of our software;

•	the lengthiness and unpredictability of sales cycles for our software;
•	the mix of revenue generated by software licenses and related services;
•	spending limitations imposed on our customers or potential customers because of economic factors and decreased capital spending budgets, including limitations imposed after the sales cycle has begun but before a deal is consummated;
•	the timing and size of our capital expenditures and changes in our working capital; and
•	general economic factors and changes in technology that could cause our existing and potential customers to decrease what they spend on customer relationship management software.

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

Our software has a long sales cycle which makes it difficult to plan our expenses and forecast our results

      Although it typically takes three to twelve months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would adversely affect the timing of our revenue and the timing of our corresponding expenditures. This could harm our ability to meet our financial forecasts for a given quarter. Our customers’ decisions regarding their purchase of our software and services is relatively long due to several factors, including:

•	the complex nature of our software;
•	our need to educate potential customers about the uses and benefits of our software;
•	competition for a shrinking amount of corporate resources because of a slowing economy;
•	the investment of money and other resources required by customers to purchase and implement our software;
•	customers’ budget cycles and operating activities, which affect the timing of their purchases;
•	the competitive evaluation and internal approval process many of our customers undertake before purchasing our software and services;
•	delayed purchases due to announcements or planned introductions of new software or software enhancements by us or our competitors; and
•	the length of time some of our larger customers require to make a decision to purchase our software and services.

Seasonal trends in sales of business software or customer interaction levels may affect our quarterly revenue

      The market for business software has experienced seasonal fluctuations in demand. The second and third quarters of the year have been typically characterized by lower levels of revenue. We believe that these fluctuations are caused in part by customer buying patterns, which are influenced by year-end budgetary pressures and by sales force commission structures. Customer interaction centers typically experience much higher volumes of customer contact during and immediately following the year-end holiday season. As a result, many customers may elect to defer installation of our software during this time. This has caused us to experience, and we expect to continue to experience, seasonal fluctuations in our revenue. As our revenue grows, seasonal fluctuations in our revenue may become more evident.

We face intense competition that could adversely affect our revenue, profitability and market share

      The market for products that record and analyze customer interactions and/or provide electronic learning is intensely competitive, evolving and experiences rapid changes in technology. We believe our principal competitors include, but are not limited to:

•	quality monitoring suppliers to the contact center industry;
•	traditional call-logging vendors;
•	systems integrators and consulting firms; and
•	new, larger and more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions.

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

      In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. Revenue from our resellers accounted for approximately 3% and 8% of our total revenue for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. We expect revenue from our resellers, and accordingly our dependence on resellers, to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

      Our software must integrate with software and hardware solutions provided by a number of our existing and potential competitors. These competitors or their business partners could alter their products so that our software no longer integrates well with them, or they could delay or deny our access to software releases that allow us to timely adapt our software to integrate with their products. They could thus effectively prevent us from modifying our software to keep pace with the changing technology of their products. If we cannot adapt our software to changes in our competitors’ technology, it may significantly impair our ability to compete effectively, particularly if our software must integrate with the software and hardware solutions of our competitors.

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

•	improve our existing software and introduce new software solutions;
•	incorporate new technology into our software and services on a timely and cost-effective basis;
•	keep pace with the products and services of our competitors;
•	satisfy the changing requirements of our current and potential customers;
•	improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users;
•	enhance our software’s ease of administration;
•	improve our software’s ability to extract data from existing software systems; and
•	adapt to rapidly changing computer operating system, database and software platform standards and Internet technology.

      In addition, industry standards may not be established, or we may not be able to conform to new standards in a timely fashion to remain competitive. Our failure to conform to prevailing technology standards in our industry could limit our ability to compete and adversely affect our business.

      We may require substantial product development expenditures and lead-time to keep pace and ensure compatibility with new technology in our industry. If we fail to develop and introduce new software and enhancements for our existing software, our software and services may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software and services. During the year ended December 31, 2000, we introduced four new eQuality product modules — eQuality Interactive, Response, Connect, and Now. These new modules generated less than 5% of our total license revenue during the six months ended June 30, 2001 and for the year ended December 31, 2000. The success of these modules is dependent upon contact centers, adoption of new technologies that will enable them to interact with their customers via e-mail and collaborative web-chat sessions and the adoption of electronic learning applications in the customer contact center. We cannot predict how quickly, if ever, contact centers will adopt this new technology. If this does not happen, it could materially and adversely affect our business, financial condition, and results of operations.

      In March 2001, we acquired technology that relates to the development of electronic-media interaction capture and optimization technology. As of June 30, 2001, this technology had not yet progressed to a stage where it had reached technological feasibility, and we are currently working on a project to develop this technology. We cannot assure you that we will successfully complete this project in a timely manner. If we are unable to develop this technology in a timely manner, it may adversely affect our ability to compete and our ability to attract new customers.

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

If the market in which we sell our software and services does not grow as we anticipate, we will be unable to continue our growth

      The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. In addition, we are continuing to expand our product offering with products such as eQualityNow. If the market for this software does not grow as quickly or become as large as we anticipate, we may not be able to continue our growth or may grow more slowly than expected. Continued growth in demand for this software remains uncertain because our potential customers may:

•	not understand the benefits of using customer relationship management software generally or, more specifically, software which records and analyzes the interactions between a business and its customers;
•	not achieve favorable results using this software;
•	experience technical difficulty in implementing this software; or
•	use alternative methods such as online self-help to solve the same business problems this software is intended to address.

      In addition, our software is designed to address the needs of contact centers. If the number of contact centers does not increase as we expect, or if it grows more slowly than we anticipate, we may not be able to continue our growth or may grow more slowly than expected.

We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

      Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through June 30, 2001, we have recognized less than 5% of our revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

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

If we need additional financing to maintain or expand our business, it may not be available on favorable terms, or at all

      Although we believe our current cash and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, we may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available to us on favorable terms, or at all. If we raise additional funds by issuing equity securities, the ownership interest of our stockholders would be significantly diluted, and any additional equity securities we issue may have rights, preferences or privileges senior to the rights of our stockholders. Also, the terms of any additional financing we obtain may significantly limit our future financing and operating activities. If we need funds and cannot raise them on acceptable terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

•	develop and enhance our software to remain competitive;
•	take advantage of future opportunities, such as acquisitions;
•	respond to changing customer needs and our competitors’ innovations; or
•	attract and retain qualified key personnel.

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

      Through December 31, 2000, we have entered into agreements with only a small number of companies that resell our software and companies that provide us with customer referrals. For the six months ended June 30, 2001 and for the year ended December 31, 2000, approximately 2% and 8%, respectively, of our revenue was generated through these resellers. When we enter into agreements with these companies, they are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. Maintaining reseller relationships in today’s rapidly evolving marketplace has proven to be difficult. For example, during the year ended December 31, 1998, we incurred a $900,000 charge to terminate a distributor agreement that we believed had become counterproductive. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional companies on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

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

Our failure to properly manage our rapid growth could strain our resources and make it difficult to support our future operations

      Our business could suffer if we fail to effectively manage our growth. Our revenue increased approximately 64% and 91% during the six months ended June 30, 2001 and the year ended December 31, 2000, respectively, from the previous year. Although we expect revenue to grow on an annual basis, we do not expect to maintain this same rate of revenue growth year over year. From December 31, 2000 to June 30, 2001, the number of our employees increased from approximately 275 to 297. This growth in our revenue and number of employees has placed, and will continue to place, a significant strain on our management, personnel, systems, controls and other resources. If we are unable to effectively manage our growth, it may be difficult to support our future operations. To manage growth effectively, we must:

•	accurately predict the growth in demand for our software and expand our capacity and implementation services to meet that demand;
•	expand and improve our operating and financial systems, procedures and controls;
•	attract, train, motivate, manage and retain key personnel;
•	expand our facilities;
•	successfully integrate the operations and personnel of any businesses we acquire; and
•	respond quickly and effectively to unanticipated changes in our industry.

   If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

      Revenue from customers located outside of North America accounted for approximately 9% and 6% of our total revenue for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. We intend to continue to expand our international operations through internal business expansion and strategic business relationships. Our operations outside of North America at June 30, 2001 consisted of 33 dedicated employees located in the United Kingdom, the Netherlands, Mexico, Australia and Japan. Most of our international revenue through June 30, 2001 has come from international branches of our customers based in North America. We have established relationships with a small number of international resellers but, through June 30, 2001, we have not recognized a material amount of revenue from these relationships. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, our plans to expand internationally may be adversely affected by a number of risks, including:

•	limited development of an international market for our software and services;
•	the challenges we face in expanding and training our international sales force and support operations;
•	expenses associated with customizing products for multiple countries;
•	longer payment cycles, different accounting procedures and difficulties in collecting accounts receivable; and
•	multiple, conflicting and changing governmental laws and regulations governing intellectual property, call monitoring and the recording of employees.

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

      As of June 30, 2001, we have four U.S. registered trademarks, one patent generally relating to our voice and data synchronization technology and data capture technique and seven pending copyright registrations protecting our software source code. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

      We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for the trademark “eQuality” and its variations that predate our use of, and U.S. trademark application for, our trademark eQuality. It is possible that the U.S. Patent and Trademark Office will deny our U.S. trademark application. In addition, it is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to prevent us from registering and/or using the trademark eQuality, and may also seek compensation for damages resulting from our use of this trademark. As a result, we cannot assure you that our efforts to use and register this trademark will ultimately be successful, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

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

      In addition, if we decide to, or are forced to, litigate any of these claims, the litigation could be expensive and time-consuming, could divert our management’s attention from other matters, and could otherwise materially and adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation. Litigation and intellectual property claims against us could also disrupt our sale of software. Additionally, it could lead to claims by third parties against our customers and others using our software. Our customers and these other users of our software would likely hold us responsible for these claims and any resulting harm they suffer.

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

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term instruments, we do not have material market risk exposure.

      The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, the United Kingdom, the Netherlands, Australia, Mexico and Japan and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material.

PART II

OTHER INFORMATION

Item  4.     Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 29, 2001. The matters voted on at the Annual Meeting were as follows:

(1) The Election of Director The nomination of Peter Sinisgalli was approved as indicated below:

For	17,507,845

Withhold	491,529

(2) The approval of the amendment and restatement of the Company’s Certificate of Incorporation as indicated below:

For	14,554,552

Against	1,004,149

Abstain	88,280

(3) The approval of an amendment to the Company’s Amended and Restated Stock Incentive Plan as indicated below:

For	12,668,043

Against	2,889,477

Abstain	89,461

(4) Ratification of the appointment of KPMG LLP as independent public accountants for year ending December 31, 2001 as follows:

For	17,908,193

Against	3,140

Abstain	88,041

Item  6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the second quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2001	WITNESS SYSTEMS, INC.

By: /s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

By: /s/ JON W. EZRINE JON W. EZRINE CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY