Form 10-Q
period 2001-09-30
WITNESS SYSTEMS INC
filed 2001-11-14
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2001

Common Stock, par value $.01 per share	22,408,161

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES		30

PART I

FINANCIAL INFORMATION

Item  1.     Financial Statements

WITNESS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$38,360	$29,590

Restricted cash	1,088	—

Short-term investments	17,613	34,747

Accounts receivable, net of allowance for doubtful accounts of $1,226 at September 30, 2001 and $775 at December 31, 2000	10,756	8,278

Prepaid and other current assets	3,051	2,775

Total current assets	70,868	75,390

Restricted cash and investments	4,217	3,660

Property and equipment, net	5,085	4,907

Intangible and other assets, net	1,147	2,509

	$81,317	$86,466

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,451	$2,770

Accrued expenses	6,908	8,592

Deferred revenue	6,680	5,516

Total current liabilities	16,039	16,878

Total liabilities	16,039	16,878

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 10,000,0000 shares authorized; no shares issued or outstanding	—	—

Common stock, $.01 par value; 50,000,000 shares authorized; 22,393,228 and 21,907,593 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	224	219

Additional paid-in capital	95,834	94,565

Accumulated deficit	(28,488)	(22,805)

Notes receivable for stock	(2,322)	(2,413)

Accumulated other comprehensive income	30	22

Total stockholders’ equity	65,278	69,588

	$81,317	$86,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

License	$9,649	$8,056	$29,418	$20,250

Services	5,608	3,810	15,251	9,523

Total revenue	15,257	11,866	44,669	29,773

Cost of revenue:

License	105	141	424	326

Services	2,344	2,069	7,273	5,406

Total cost of revenue	2,449	2,210	7,697	5,732

Gross profit	12,808	9,656	36,972	24,041

Operating expenses:

Sales and marketing	6,972	5,817	21,361	15,771

Research and development	3,167	2,689	10,237	7,348

General and administrative	3,274	2,310	8,530	6,174

Acquired in-process research and development and related charges	—	—	4,823	—

Operating loss	(605)	(1,160)	(7,979)	(5,252)

Interest and other income, net	625	1,180	2,380	2,820

Income (loss) before provision for income taxes and extraordinary loss	20	20	(5,599)	(2,432)

Provision for income taxes	—	—	84	—

Income (loss) before extraordinary loss	20	20	(5,683)	(2,432)

Extraordinary loss on the early extinguishment of debt	—	—	—	(248)

Net income (loss)	20	20	(5,683)	(2,680)

Preferred stock accretion and dividends	—	—	—	(611)

Net income (loss) applicable to common stockholders	$20	$20	$(5,683)	$(3,291)

Net income (loss) per share (see Note 2 for pro forma net income (loss) per share):

Basic:

Income (loss) before extraordinary loss	$0.00	$0.00	$(0.26)	$(0.16)

Extraordinary loss	—	—	—	(0.01)

Net income (loss)	$0.00	$0.00	$(0.26)	$(0.17)

Basic weighted-average common shares outstanding	22,371	21,785	22,203	19,379

Diluted:

Income (loss) before extraordinary loss	$0.00	$0.00	$(0.26)	$(0.16)

Extraordinary loss	—	—	—	(0.01)

Net income (loss)	$0.00	$0.00	$(0.26)	$(0.17)

Diluted weighted-average common shares outstanding	23,783	23,908	22,203	19,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2001	2000

Cash flows from operating activities:

Loss before extraordinary loss	$(5,683)	$(2,432)

Adjustments to reconcile loss before extraordinary loss to net cash used for operating activities:

Depreciation and amortization	2,366	2,190

Other non-cash items	1,310	(667)

Changes in operating assets and liabilities:

Accounts receivable	(3,636)	(4,070)

Prepaid and other assets	726	(1,357)

Accounts payable	(314)	591

Accrued expenses	(1,609)	(940)

Deferred revenue	1,162	1,103

Net cash used for operating activities	(5,678)	(5,582)

Cash flows from investing activities:

Purchases of property and equipment and other assets, net	(2,377)	(4,172)

Purchases of investments	(14,500)	(87,006)

Maturities of investments	35,450	42,212

Allocation to restricted cash	(5,305)	—

Net cash provided by (used for) investing activities	13,268	(48,966)

Cash flows from financing activities:

Net proceeds from initial public offering	—	73,801

Proceeds from exercise of stock options and stock purchase plan	1,163	769

Repayment of long-term debt	—	(2,862)

Other	17	(44)

Net cash provided by financing activities	1,180	71,664

Net change in cash and cash equivalents	8,770	17,116

Cash and cash equivalents at beginning of period	29,590	2,630

Cash and cash equivalents at end of period	$38,360	$19,746

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$68

Cash paid for income taxes	$162	$—

Non-cash financing activities:

Series A convertible preferred stock exchanged for common stock, including dividends		$9,343

Series B convertible preferred stock exchanged for common stock		5,481

Series C convertible preferred stock exchanged for common stock		8,624

		$23,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(unaudited)

1. General and basis of presentation

      The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

      The Company provides business-driven multimedia recording, performance analysis and electronic management software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with other offices in the United States, Canada, Mexico, the United Kingdom, Japan and Australia.

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

2.  Net income (loss) per share

      The Company’s historical capital structure in 2000 was not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock into common stock concurrent with the Company’s IPO. Accordingly, a pro forma calculation is presented below, assuming the weighted effect of the conversion of all outstanding shares for the nine months ended September 30, 2000 of convertible preferred stock into common stock upon the Company’s IPO using the if-converted method from their respective dates of issuance through February 10, 2000.

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2001
(unaudited)

2.  Net income (loss) per share — (continued)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands, except per share amounts)

Pro forma:

Income (loss) before extraordinary loss	$20	$20	$(5,683)	$(2,432)

Historical diluted common shares outstanding	23,783	23,908	22,203	19,379

Adjustments to reflect IPO:

Conversion of Series A preferred stock and dividends	—	—	—	887

Conversion of Series B preferred stock	—	—	—	319

Conversion of Series C preferred stock	—	—	—	358

Vesting of restricted common stock	—	—	—	82

Pro forma diluted common shares outstanding	23,783	23,908	22,203	21,025

Pro forma diluted income (loss) per share before extraordinary loss	$0.00	$0.00	$(0.26)	$(0.12)

      The computation of basic and diluted income (loss) per share before extraordinary loss for the three and nine months ended September 30, 2001 and 2000 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands, except per share amounts)

Historical:

Income (loss) before extraordinary loss	$20	$20	$(5,683)	$(2,432)

Preferred stock accretion and dividends	—	—	—	(611)

Income (loss) before extraordinary loss applicable to common stockholders	$20	$20	$(5,683)	$(3,043)

Basic common shares outstanding	22,371	21,785	22,203	19,379

Dilutive effect of stock options	1,412	2,123	—	—

Diluted common shares outstanding	23,783	23,908	22,203	19,379

Diluted income (loss) per share before extraordinary loss	$0.00	$0.00	$(0.26)	$(0.16)

      For the nine months ended September 30, 2001, the Company excluded the weighted-average of all outstanding stock options from the calculation of historical diluted net loss per common share because all such securities were anti-dilutive. For the nine months ended September 30, 2000, the Company excluded the weighted-average of all convertible preferred stock, warrants for common and preferred shares, nonvested

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2001
(unaudited)

2.  Net income (loss) per share — (continued)

restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities were anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share was 1,598,291 and 2,256,259 for the nine months ended September 30, 2001 and 2000, respectively.

3.  Comprehensive income (loss)

      The components of total comprehensive income (loss), net of income tax, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)

Net income (loss)	$20	$20	$(5,683)	$(2,680)

Foreign currency translation adjustment	35	(21)	(32)	(53)

Unrealized net holding gain (loss) on investments	(27)	80	40	37

Total comprehensive income (loss), net of income tax	$28	$79	$(5,675)	$(2,696)

4.  Acquired in-process research and development and related charges

      In June 2001, the Company purchased software-based technology for $1.1 million for research and development activities. The Company is using this technology to develop its on-line analytical processing and multi-dimensional analysis capabilities and functionality.

      During 2000, the Company entered into an option agreement to purchase technology for research and development activities. As of December 31, 2000, the option’s carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying condensed consolidated balance sheet. In March 2001, the Company paid $2.0 million to exercise this option. Also, during the first quarter of 2001, the Company purchased additional technology for research and development activities. Each of these transactions relate to the development of electronic-media interaction capture and optimization technology, and the Company is using the components acquired to develop new products that further enable companies to record and monitor their interactions with their customers.

      At the date of the transactions, the acquired technologies had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. A significant amount of uncertainty existed as to the Company’s ability to complete the development projects within a timeframe acceptable to the market. Additionally, the amount of development required to enable the acquired technology to integrate with the Company’s primary product is significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses to the Company. As a result of the above, the Company recorded charges in 2001 totaling $4.8 million as acquired in-process research and development in the accompanying condensed consolidated statements of operations.

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2001
(unaudited)

5.  Relocation of corporate headquarters and restricted cash

      During the second quarter of 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force’s abstract No. 94-3, the Company estimated that the net costs associated with its then existing facilities, which are under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000. During the second quarter of 2001, one of the sublessees was unable to fulfill its obligations and the sublease was terminated. As a result, the Company recorded an additional obligation of $155,000 in the second quarter of 2001 to cover the additional estimated loss. As of September 30, 2001, the accrual balance was $268,000.

      In order to secure the new corporate headquarters facility and furniture leases, the Company executed three irrevocable standby letters of credit in the aggregate amount of $4.9 million in 2000 and 2001. During the second quarter of 2001, the Company replaced its pledged short-term investments, serving as collateral on the letters of credit, with cash equivalents and, accordingly, reclassified them as restricted cash on the September 30, 2001 balance sheet. The letters of credit and related restricted funds have decreasing schedules that ultimately expire in 2002 and 2007, which correspond with their classification on the accompanying balance sheets.

6.  Recent accounting pronouncements

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. This SFAS is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its results of operations and financial position.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This SFAS is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its results of operations and financial position.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Most other intangible assets will continue to be amortized over their useful lives. Goodwill and intangibles assets acquired after June 30, 2001 will be subject to the new rules. The Company is currently evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its results of operations and financial position.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2001
(unaudited)

6.  Recent accounting pronouncements — (continued)

until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 did not have an impact on the Company’s results of operations or financial position.

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

Overview

      Witness Systems is a leading global provider of business-driven multimedia recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships. By enhancing the quality of customer interactions across multiple communications media — including the telephone, e-mail and Web chat — our browser-based software’s enterprise collaboration architecture allows companies to capture, communicate and collaborate on customer interactions throughout the enterprise using advanced business rules, notification and annotations. As a fully integrated, closed-loop performance optimization solution, our software enables companies to record, evaluate, analyze and learn from customer contacts, allowing them to generate additional revenue opportunities, improve profitability, develop customer sales/service representatives’ skill sets, enhance customer retention and achieve greater customer loyalty. Our software is designed to integrate with a variety of third-party software, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. We primarily utilize a direct sales organization and a variety of strategic marketing alliances to reach our target customer base.

      During the first half of 2001, we observed a number of factors indicating a slowdown in corporate spending for information technology and in the general economy. At the beginning of the year, our sales cycle lengthened as our prospects’ and customers’ confidence in the economy deteriorated. During the second and third quarters of 2001, while some of our prospects and customers renewed their commitments to us, others continued to reevaluate or delay their capital plans due to their own budget uncertainties. We cannot predict how long these economy related trends will continue or the extent to which this economic uncertainty will continue to impact our prospects and customers. If the economy in general, or the level of corporate spending for information technology deteriorates further, we may experience a material adverse effect on our business, financial condition and results of operations.

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

      During the three and nine months ended September 30, 2001, approximately 92% of our revenue was derived from sales within North America. Sales generated outside of North America were derived from our operations in the United Kingdom, Mexico, Australia and Japan. We expect that a greater proportion of future license and professional services revenue will be derived from international markets and may be denominated in the currency of the applicable market.

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

Cost of Revenue and Operating Expenses

      Cost of license revenue primarily consists of royalties due to third parties and packaging costs. Cost of services revenue includes personnel costs and related expenses for installation, training and maintenance personnel and allocations of facilities, communications and depreciation expense. Personnel costs include salaries, benefits, stock-based compensation and travel expenses. We classify all charges to the operating expense categories based on the nature of the expenditures. We allocate the costs for facilities, communications and depreciation to each of the functional areas based on use. These allocated charges include rent for corporate offices, communication charges and depreciation and amortization expenses for office furniture, equipment and leasehold improvements.

      Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses consist primarily of personnel costs, sales commissions, promotional expenses, public relations, and tradeshows, as well as allocations of facilities, communications and depreciation expense. Research and development expenses consist primarily of personnel costs to support product development, as well as allocations of facilities, communications and depreciation expense. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material. General and administrative costs consist primarily of personnel costs for accounting, information technology, human resources, legal and facilities, as well as professional service fees, bad debt expense and allocations of facilities, communications and depreciation expense.

      We had 307 full-time employees at September 30, 2001, up from 275 at December 31, 2000. We anticipate that operating expenses will increase as we increase sales and marketing operations, develop new distribution channels, fund ongoing research and development, broaden professional services offerings, improve operational and financial systems and support our growth internationally.

Results of Operations

      The following table sets forth the results of operations for the three and nine months ended September 30, 2001 and 2000 expressed as a percentage of total revenue.

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

License	63.2%	67.9%	65.9%	68.0%

Services	36.8	32.1	34.1	32.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

License	0.7	1.2	0.9	1.1

Services	15.4	17.4	16.3	18.1

Total cost of revenue	16.1	18.6	17.2	19.2

Gross profit	83.9	81.4	82.8	80.8

Operating expenses:

Sales and marketing	45.6	49.0	47.9	53.0

Research and development	20.8	22.7	22.9	24.7

General and administrative	21.5	19.5	19.1	20.7

Acquired in-process research and development and related charges	—	—	10.8	—

Operating loss	(4.0)	(9.8)	(17.9)	(17.6)

Interest and other income, net	4.1	10.0	5.4	9.4

Income (loss) before provision for income taxes and extraordinary loss	0.1	0.2	(12.5)	(8.2)

Provision for income taxes	—	—	0.2	—

Income (loss) before extraordinary loss	0.1	0.2	(12.7)	(8.2)

Extraordinary loss	—	—	—	(0.8)

Net income (loss)	0.1%	0.2%	(12.7)%	(9.0)%

Revenue

      Total revenue increased 29% to $15.3 million in the third quarter of 2001 from $11.9 million in the third quarter of 2000. For the nine months ended September 30, 2001, total revenue increased 50% to $44.7 million from $29.8 million in the same year ago period. These increases were attributable to growth in customer sites to 793 at the end of the third quarter of 2001 from 518 at the end of the third quarter of 2000.

      License revenue increased 20% to $9.6 million in the third quarter of 2001 from $8.1 million in the third quarter of 2000, representing 63.2% and 67.9% of total revenue, respectively. For the nine months ended September 30, 2001, license revenue increased 45% to $29.4 million from $20.3 million in the same year ago period, representing 65.9% and 68.0% of total revenue, respectively. The growth in license revenue in absolute dollars was primarily due to a growing market awareness of our products and an expanded sales force. During the third quarters of 2001 and 2000, license revenue attributable to new customers was 36% and 57%, respectively. This decrease was primarily attributable to certain existing customers with several large orders in the third quarter of 2001. For the nine months ended September 30, 2001 and 2000, license revenue attributable to new customers was 48% and 58%, respectively.

      Services revenue, consisting of installation, training and maintenance services, increased 47% to $5.6 million in the third quarter of 2001 from $3.8 million in the third quarter of 2000, representing 36.8% and 32.1% of total revenue, respectively. For the nine months ended September 30, 2001, services revenue increased 60% to $15.3 million from $9.5 million in the same year ago period, representing 34.1% and 32.0% of total revenue, respectively. The increases in absolute dollars were due to the addition of new customer sites and renewals of annual maintenance contracts from existing customer sites. The increases in services revenue as a percentage of total revenue were due primarily to maintenance revenue from new customer sites and the compounding effect of renewals of annual maintenance contracts from existing customer sites, and to a lesser extent, from an increase in the number of installations.

Cost of Revenue

      Total cost of revenue increased 11% to $2.4 million in the third quarter of 2001 from $2.2 million in the third quarter of 2000, representing gross profit margins of 83.9% and 81.4%, respectively. For the nine months ended September 30, 2001, total cost of revenue increased 34% to $7.7 million from $5.7 million in the same year ago period, representing gross profit margins of 82.8% and 80.8%, respectively. The increased gross profit margins were driven by improved services margins that resulted primarily from the increase in maintenance services revenue.

      Cost of license revenue decreased 26% to $105,000 in the third quarter of 2001 from $141,000 in the third quarter of 2000, representing 1.1% and 1.8% of license revenue, respectively. For the nine months ended September 30, 2001, cost of license revenue increased 30% to $424,000 from $326,000 in the same year ago period, representing 1.4% and 1.6% of license revenue, respectively. We expect cost of license revenue in absolute dollars, and as a percentage of license revenue, to increase as a greater proportion of revenue is originated from products containing third-party software components.

      Cost of services revenue increased 13% to $2.3 million in the third quarter of 2001 from $2.1 million in the third quarter of 2000, representing 41.8% and 54.3% of services revenue, respectively. For the nine months ended September 30, 2001, cost of services revenue increased 35% to $7.3 million from $5.4 million in the same year ago period, representing 47.7% and 56.8% of services revenue, respectively. The increases in absolute dollars were a result of increases in the number of employees engaged in installation, training and customer maintenance services, as well as increased facilities expense due to the new headquarters facility. The decreases in cost of services revenue as a percentage of services revenue resulted primarily from the increase in maintenance services revenue. We expect to continue growing our customer services organization and the related costs as our customer base expands, and we anticipate that cost of services revenue in absolute dollars will continue to increase.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 20% to $7.0 million in the third quarter of 2001 from $5.8 million in the third quarter of 2000, representing 45.6% and 49.0% of total revenue, respectively. For the nine months ended September 30, 2001, sales and marketing expenses increased 35% to $21.4 million from $15.8 million in the same year ago period, representing 47.9% and 53.0% of total revenue, respectively. The increases in absolute dollars relate primarily to increases in sales and marketing personnel costs, marketing programs and the establishment of additional sales offices in Europe, Asia Pacific and Latin America, as well as increased facilities expense due to the new headquarters facility. Sales and marketing expenses for the third quarter of 2001 decreased by 5% from the second quarter of 2001 due to the delay of certain marketing programs which we expect to resume in the fourth quarter of 2001. As a result, we expect sales and marketing expenses to increase in absolute dollars in the fourth quarter of 2001 due to the resumption of certain marketing programs, the hiring of additional sales representatives and increased commission rates.

      Research and Development. Research and development expenses increased 18% to $3.2 million in the third quarter of 2001 from $2.7 million in the third quarter of 2000, representing 20.8% and 22.7% of total revenue, respectively. For the nine months ended September 30, 2001, research and development expenses increased 39% to $10.2 million from $7.3 million in the same year ago period, representing 22.9% and 24.7% of total revenue, respectively. The increases in absolute dollars were primarily due to an increase in the number of employees and consultants engaged in worldwide research and development activities, as well as increased facilities expense due to the new headquarters facility, which includes additional test labs. We expect research and development expenses to increase in absolute dollars as we continue to commit substantial resources to enhance existing product functionality and to developing new products.

      General and Administrative. General and administrative expenses increased 42% to $3.3 million in the third quarter of 2001 from $2.3 million in the third quarter of 2000, representing 21.5% and 19.5% of total revenue, respectively. For the nine months ended September 30, 2001, general and administrative expenses increased 38% to $8.5 million from $6.2 million in the same year ago period, representing 19.1% and 20.7% of total revenue, respectively. The increases in absolute dollars and as a percentage of total revenue were primarily due to increased bad debt expense, increased corporate expenses in the executive, finance and administrative functions to support a larger organization, and increased facilities expense due to the new headquarters facility. We expect general and administrative expenses to increase in absolute dollars as we continue to add infrastructure to support a growing organization and continue to invest in our international expansion.

      In-Process Research and Development and Related Charges. In June 2001, we purchased software-based technology for $1.1 million for research and development activities. We are using this technology to develop our on-line analytical processing and multi-dimensional analysis capabilities and functionality.

      During 2000, we entered into an option agreement to purchase technology for research and development activities. As of December 31, 2000, the option’s carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying condensed consolidated balance sheet. In March 2001, we paid $2.0 million to exercise this option. Also, during the first quarter of 2001, we purchased additional technology for research and development activities. Each of these transactions relate to the development of electronic-media interaction capture and optimization technology, and we are using the components acquired to develop new products that further enable companies to record and monitor their interactions with their customers.

      At the date of the transactions, the acquired technologies had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market. Additionally, the amount of development required to enable the acquired technologies to integrate with our primary product is significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses to us. As a result of the above, we recorded charges in 2001 totaling $4.8 million as acquired in-process research and development (“IPR&D”) in the accompanying condensed consolidated statements of operations.

Interest and Other Income, Net

      Interest and other income, net decreased to $625,000 in the third quarter of 2001 from $1.2 million in the third quarter of 2000. This decrease was due to lower yields, related to the recent decline in short-term interest rates in 2001 and the decrease in our short-term investments balance. For the nine months ended September 30, 2001, interest and other income, net decreased to $2.4 million from $2.8 million for the same year ago period. This decrease was also due to lower yields and a lower investment balance which was only partially offset by the nine months of interest earned in 2001 compared to less than eight months in 2000 as a result of the initial public offering (“IPO”) proceeds received in February 2000.

Provision for Income Taxes

      For the first quarter of 2001, we recorded a provision for state income tax and federal alternative minimum tax. No provision for federal, state or foreign income taxes was recorded since the first quarter of 2001, due to net operating losses and cumulative net operating loss carryforwards. We have recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards, as the future realization of the tax benefit is not currently considered more likely than not.

Liquidity and Capital Resources

      During the nine months ended September 30, 2001, net cash used for operating activities was $5.7 million. Net cash provided by investing activities was $13.3 million, primarily related to net maturities of our investments acquired from our IPO. Net cash provided by financing activities was $1.2 million. Our cash and cash equivalents increased by $8.8 million since December 31, 2000 primarily due to the movement of investments from short-term to cash equivalents, offset partially by the 2001 operating loss.

      At September 30, 2001, we had $61.3 million of cash and cash equivalents, restricted cash and short-term investments and $54.8 million of working capital. We have three irrevocable standby letters of credit in the aggregate amount of $4.8 million as of September 30, 2001 to secure the corporate headquarters facility and furniture leases. During 2001, we replaced our pledged short-term investments, serving as collateral on the letters of credit, with cash equivalents and, accordingly, reclassified them as restricted cash on the September 30, 2001 balance sheet. The letters of credit and related restricted funds have decreasing schedules that ultimately expire in 2002 and 2007, which correspond with their classification on the accompanying balance sheets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term instruments, we do not have material market risk exposure.

      We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We intend to use our investments primarily to fund our sales and marketing and research and development expenses, operating deficits and other working capital needs and for general corporate purposes, including the development of our product lines through acquisitions of products, technologies and businesses. We believe that our existing cash and cash equivalents and short-term investments, offset by any cash used in operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. This SFAS is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of the adoption of this standard and have not yet determined the effect of adoption on our results of operations and financial position.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This SFAS is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of the adoption of this standard and have not yet determined the effect of adoption on our results of operations and financial position.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Most other intangible assets will continue to be amortized over their useful lives. Goodwill and intangibles assets acquired after June 30, 2001 will be subject to the new rules. We are currently evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our results of operations and financial position.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial position.

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

Although we have achieved net profitability in certain quarters, we have not yet achieved profitability from operations and we may experience losses in the future

      We have incurred substantial losses since our inception and we may continue to suffer losses in the future. As a result of our accumulated operating losses, we had an accumulated deficit of $28.5 million as of September 30, 2001. In addition, we expect to continue to devote substantial resources to research and development, professional services and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period, and we may never be able to do so. If we do not achieve profitability from operations, or if we do not remain profitable on a net basis, we will need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

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

We face intense competition that could adversely affect our revenue, profitability and market share

      The market for products that record and analyze customer interactions and/or provide electronic learning is intensely competitive, evolving and experiences rapid changes in technology. We believe our principal competitors include, but are not limited to:

•	quality monitoring suppliers to the contact center industry;
•	traditional call-logging vendors;
•	electronic learning vendors;
•	systems integrators and consulting firms; and
•	new, larger and more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions.

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

      In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. Revenue from our resellers accounted for approximately 2% and 8% of our total revenue for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. We expect revenue from our resellers, and accordingly our dependence on resellers, to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

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

      We may require substantial product development expenditures and lead-time to keep pace and ensure compatibility with new technology in our industry. If we fail to develop and introduce new software and enhancements for our existing software, our software and services may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software and services. During the year ended December 31, 2000, we introduced four new eQuality product modules — eQuality Interactive, Response, Connect, and Now. These new modules generated less than 5% of our total license revenue during the nine months ended September 30, 2001 and for the year ended December 31, 2000. The success of these modules is dependent upon contact centers, adoption of new technologies that will enable them to interact with their customers via e-mail and collaborative web-chat sessions and the adoption of electronic learning applications in the customer contact center. We cannot predict how quickly, if ever, contact centers will adopt this new technology. If this does not happen, it could materially and adversely affect our business, financial condition, and results of operations.

      In March 2001, we acquired technology that relates to the development of electronic-media interaction capture and optimization technology. As of September 30, 2001, this technology had not yet progressed to a stage where it had reached technological feasibility, and we are currently working on a project to develop this technology. We cannot assure you that we will successfully complete this project in a timely manner. If we are unable to develop this technology in a timely manner, it may adversely affect our ability to compete and our ability to attract new customers.

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

We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

      Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through September 30, 2001, we have recognized less than 5% of our revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

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

      Through December 31, 2000, we have entered into agreements with only a small number of companies that resell our software and companies that provide us with customer referrals. For the nine months ended September 30, 2001 and for the year ended December 31, 2000, approximately 2% and 8%, respectively, of our revenue was generated through these resellers. When we enter into agreements with these companies, they are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. Maintaining reseller relationships in today’s rapidly evolving marketplace has proven to be difficult. For example, during the year ended December 31, 1998, we incurred a $900,000 charge to terminate a distributor agreement that we believed had become counterproductive. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional companies on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

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

Our failure to properly manage our rapid growth could strain our resources and make it difficult to support our future operations

      Our business could suffer if we fail to effectively manage our growth. Our revenue increased approximately 50% and 91% during the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively, from the previous year. Although we expect revenue to grow on an annual basis, we do not expect to maintain this same rate of revenue growth year over year. From December 31, 2000 to September 30, 2001, the number of our employees increased from approximately 275 to 307. This growth in our revenue and number of employees has placed, and will continue to place, a significant strain on our management, personnel, systems, controls and other resources. If we are unable to effectively manage our growth, it may be difficult to support our future operations. To manage growth effectively, we must:

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

If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

      Revenue from customers located outside of North America accounted for approximately 8% and 6% of our total revenue for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. We intend to continue to expand our international operations through internal business expansion and strategic business relationships. Our operations outside of North America at September 30, 2001 consisted of 31 dedicated employees located in the United Kingdom, Mexico, Australia and Japan. Most of our international revenue through September 30, 2001 has come from international branches of our customers based in North America. We have established relationships with a small number of international resellers but, through September 30, 2001, we have not recognized a material amount of revenue from these relationships. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, our plans to expand internationally may be adversely affected by a number of risks, including:

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

      As of September 30, 2001, we have four U.S. registered trademarks, one patent generally relating to our voice and data synchronization technology and data capture technique and two patent applications pending. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

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

      Approximately three years prior to December 31, 2000, we were accused of infringing a patent owned by a third party. We undertook to study the matter, concluded that the asserted patent was not infringed, and informed the third party of our belief that the patent was not infringed. Following an exchange of correspondence between September 1996 and January 1998, nothing further was heard from the patent owner.

      Although we have not exchanged correspondence with this third party since January 1998, we cannot assure you that a renewed claim of infringement by this third party, either in connection with the patent referred to above or another patent or other intellectual property, or a claim of infringement by a different patent or other intellectual property owner, will not be asserted against us in the future. Furthermore, we expect that we and other participants in our industry and related industries will be increasingly subject to infringement claims as the number of competitors with patent and other intellectual property portfolios in these industries grows. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and we cannot assure you that necessary licenses or similar arrangements will be made available to us on a reasonable basis or at all. Consequently, if we become subject to an adverse determination in a judicial or administrative proceeding or we fail to obtain necessary licenses it could prevent us from producing and selling our software. This would have a material adverse effect on our business, financial condition and results of operations.

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

Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

      At March 1, 2001, our executive officers and directors and their affiliates together controlled approximately 41% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant control over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of Witness Systems and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

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

      Some of our existing stockholders have the right to require us to register under the Securities Act shares of their common stock at any time. Once we register these shares, they can be freely sold in the public market.

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

Our certificate of incorporation and bylaws, as well as Delaware law, may prevent or delay a future takeover

      Our amended and restated certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms which makes it difficult to remove all our directors at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting.

      Our board of directors has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquirer. In addition, Delaware law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term instruments, we do not have material market risk exposure.

      The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, the United Kingdom, Australia, Mexico and Japan and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material.

PART II

OTHER INFORMATION

Item  1.     Legal Proceedings

      From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of business. As of the date hereof, we are not party to any litigation or other legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

Item  6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001	WITNESS SYSTEMS, INC.

By: /s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

By: /s/ JON W. EZRINE JON W. EZRINE CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY