Form 10-K
period 2001-12-31
WITNESS SYSTEMS INC
filed 2002-04-01
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29335

Witness Systems, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2518693
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Colonial Center Parkway Roswell, Georgia (Address of Principal Executive Offices)	30076 (Zip Code)

Registrant’s telephone number, including area code 770-754-1900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	NASDAQ

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      At March 15, 2002, the registrant had 22,591,803 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $218 million based on the closing price of $13.28 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, scheduled for May 29, 2002, are incorporated by reference in Part III of this report.

PART I

Item 1.     Business

      This annual report on Form 10-K contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Factors That May Affect Our Future Results and Market Price of Our Stock” beginning on page 26.

Overview

      We provide customer interaction recording, performance analysis and electronic learning management software that enable companies to enhance their customer interactions across multiple communications media. Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives, providing them with a proactive management tool for optimizing their customer relationship management (“CRM”), improving communication among departments, fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service.

      Our eQuality® software is designed to enable customer contact centers within a company to record and evaluate complete customer interactions through multiple media, such as telephone, e-mail and the Internet, identify performance gaps and then apply targeted electronic learning for continuous performance improvement. The eQuality software records a customer sales/service representative’s (“CSRs”) voice interactions with a customer as well as the CSR’s corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. Supporting the need for Web-based customer interactions driven by the growth of the Internet and e-commerce, eQuality enables companies to also capture, evaluate and analyze e-mail, Web and guided browser sessions. In addition, eQuality allows companies to selectively record and analyze customer interactions on any of these mediums based on business criteria which they define, such as key customers, important marketing campaigns, new product introductions and selected CSR criteria.

      During the fourth quarter of 2001, the company added a new solution to the eQuality suite — eQuality Discover. This new software enables companies to capture and graphically view Web-based customer experiences. By gaining insight and context as to why a visitor to their Web site abandoned the site or placed a call to the contact center, companies can deploy eQuality Discover to help identify clear steps for improving online customer service.

      We currently provide software to an extensive base of large companies with multiple contact centers, including American Airlines, AT&T, Bank of America, Capital One, Compaq, Continental Airlines, EDS,

Delta Airlines, FedEx, MCI Group, Starwood Hotels & Resorts, Target, Verizon Wireless, Visa, Wells Fargo and Xerox. As of December 31, 2001, we had licensed our software to over 327 customers at over 885 sites.

Industry Background

      Developing and maintaining long-term customer relationships is critical to the success of businesses operating in a competitive global marketplace. The rapid growth of the Internet and e-commerce has increased the importance companies place on their customer relationships. Because the Internet enables consumers to easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at relatively low cost, it is becoming more difficult for businesses to develop long-term relationships with their customers. As the use of the Internet expands as a business platform, the need for personal contact is essential to enabling a higher quality customer experience. The integration and optimization of customer contacts across all channels of communication is, therefore, becoming both a strategic and tactical business requirement.

      In response to these trends, companies adopted CRM initiatives to increase the longevity and profitability of their customer relationships, and developed software applications to automate and evaluate key sales, marketing and customer service processes and improve the effectiveness of their customer interactions. CRM remains one of the highest spending priorities near-term, according to AMR Research.

      Historically, the focus of CRM applications has been on improving the companies’ internal sales, marketing and customer service processes. Competitive pressures resulting from the emergence of the Internet and e-commerce have required companies to shift the focus of their CRM initiatives from improving their internal operations to meeting the needs of their customers. Companies are developing a new set of business principles that place a greater value on improving customer satisfaction and enhancing employee skills to foster customer relationships and increase customer intimacy. We believe that companies, with a better understanding of the characteristics and preferences of their customers, will be able to more effectively customize product and service offerings that result in increased customer retention. In addition, these companies will be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand.

      To understand and improve customer relationships, a company must first improve its specific business processes that involve a high degree of direct customer interaction. Today, many of a company’s direct customer interactions occur through call centers. These call centers are generally staffed by telephone operators, often referred to as CSRs, who process a steady flow of outbound or inbound telephone calls relating to the company’s products and services. Call centers generally consist of supervisor and agent workstations linked to a central telephone switch and a common computer system. Companies have increased their focus on developing and improving the efficiency of their call center operations.

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

      CSRs are now required to effectively handle multiple tasks that involve interaction across a growing number of customer touch points, including telephone, the electronic exchange of text messages over the Internet, commonly referred to as Web chat, and e-mail. For example, certain Web-based consumers may have the option to select a “call me now” button which initiates a Web chat or direct telephone interaction with a CSR. Survey results from the Yankee Group indicate that companies still consider the deployment of web based self-service options a crucial priority in their future customer care plans. The firm notes that 47% of contact center managers ranked Web self-service as a top budget priority in 2002.

      A number of applications have emerged to attempt to address the need to better manage these interactions. However, we believe that most solutions currently available do not adequately address the importance of optimizing customer interactions through recording at the point of contact, evaluation of the customer contact, analysis of CSR performance, and applying organizational learning through an integrated electronic learning management software solution. For example, current solutions require companies to record every call center telephone call and store these calls on large-scale proprietary hardware systems. These solutions do not allow a company to selectively record, retrieve, evaluate and analyze specific customer interactions based on criteria selected by the company. Consequently, companies who employ these existing solutions have only a limited ability to actively evaluate and improve their customer interactions, which in turn limits their ability to attract and retain customers. Further, without an integrated electronic learning solution, these existing programs cannot effectively train and develop the CSRs who serve a company’s customers. As a result, we believe that there is a significant opportunity in the marketplace for a comprehensive, integrated multimedia solution, which optimizes a company’s customer interactions.

The eQuality Solution

      We provide customer interaction recording, performance analysis and electronic learning management software that enable companies to optimize their customer relationships across multiple communications media. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, reduce employee turnover, enhance customer retention and improve overall customer satisfaction. We believe our software and services provide the following key business benefits:

•	Increases revenue opportunities. The eQuality software enables companies to analyze customer interactions, incorporating data from their existing databases and systems. As a result, companies are able to customize their sales and marketing efforts to individual customer preferences or tendencies, improve the selling techniques of their CSRs and sell additional complementary or higher-end products and services to their existing customers. Consequently, we believe companies utilizing our software can generate additional revenue opportunities.

•	Enables improved profitability. Because the eQuality solution improves the overall quality of companies’ interactions with their customers, costs associated with customer turnover are reduced. By providing CSRs with better training, companies can improve the efficiency of CSRs by reducing their average “talk time,” which results in decreased total telephone charges and a reduced total number of CSRs needed to handle the same volume of customer interactions.

•	Reduces employee turnover. Because the eQuality software enables the evaluation of individual CSR performance, companies can customize incentives to reward CSRs. We believe these customized incentives, together with effective feedback and training, leads to increased CSR job satisfaction, retention of high quality CSRs and reduced costs related to CSR turnover. According to Giga Information Group, the contact center average turnover rate ranges from 20% to 30% annually, and the costs to recruit, interview, and train new CSRs are often as high as $10,000 per agent, depending on the level of skills required.

•	Enhances customer retention. Using the eQuality software, companies can develop more intimate knowledge of their customers, which should improve the overall quality of products and services being delivered to customers. We believe that the growth in e-commerce and services will increase the importance customers place on high- quality and consistent customer service. It is imperative that companies retain these costly new customers to capitalize on their investment. As a result, we believe that companies who deliver excellent service to their customers will develop longer-term, more profitable customer relationships.

      We believe that we are able to provide these key business benefits through the innovative features of our software solution, which include the following:

•	Enables synchronized replay of voice and computer desktop data. The eQuality software records a CSR’s voice interaction with a customer, as well as the CSR’s corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, companies can observe and analyze complete customer interactions as they actually occurred. This enables companies to not only evaluate the behavior of their CSRs, but also to determine whether the necessary technology resources for customer support are readily available to them and whether they are making effective and efficient use of available technology resources.

•	Captures customer interactions across multiple communications media. The eQuality software captures customer interactions from a variety of communications media, including telephone, Web and e-mail. This multimedia capability allows companies to deliver consistent, high quality customer service regardless of the communication channel.

•	Records based on company-selected criteria. Companies using the eQuality software can record customer interactions based on selected criteria, which we refer to as business-driven recording. This enables companies to define specific business criteria to trigger recording and analysis of information, such as key customers, important marketing campaigns, new product introductions and selected CSRs. Further, companies can define critical business events to trigger the capture of the interaction, such as customer problems that have reached a certain severity level. Companies can then use this information to quickly evaluate the performance of targeted business initiatives and to adjust those initiatives for higher market impact.

•	Enables information gathered in the contact center to be shared across the enterprise. eQuality’s enterprise collaboration recording architecture enables contact center management to share interactions from the contact center with departments that touch the customer, as well as executives, by notifying them when a business-critical customer event occurs. The result is a proactive management tool for optimizing customer relationships and improving communications among departments, as well as fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.

•	Provides performance analysis and feedback. The eQuality Evaluation software facilitates the review, evaluation and scoring of CSRs, providing an immediate performance summary. Using the eQuality Analysis software, a user can combine important data derived from eQuality Evaluation with data derived from many other business applications, such as CRM and enterprise resource planning software and integrated telephony applications. For instance, a company can evaluate quality scores obtained from eQuality Evaluation with sales achievement data received from a sales tracking system to ensure CSRs are not compromising the quality of their customer interactions to sell new products. The resulting information, which is presented in easy-to-use formats, such as reports, graphs and tables, allows companies to provide more meaningful feedback to CSRs on their performance and better analyze the overall operation of the contact center.

•	Enables an integrated, closed-loop environment for applying organizational learning. eQuality Now™ delivers ongoing training tailored to CSR competencies, which helps companies build customer loyalty though a more highly-skilled and motivated workforce. Underscoring the importance of staff development, recent research from the Yankee Group indicated that 62% of contact center managers ranked agent training as their number one budget priority. Companies are turning to electronic learning in response to the urgency of delivering and reinforcing training to improve CSRs’ skills, as well as to provide a means to support their career paths. Studies conducted by Corporate University Xchange indicate that 40% of corporate training will take place electronically by 2003. Our eQuality Now product addresses this market trend by focusing on electronic learning opportunities in the contact center, such as new product and service introductions; up-selling and cross-selling techniques; and tips for managing customer communications through newer communications channels, such as e-mail and collaborative Web chat.

•	Integrates with third-party software and hardware. The eQuality software is designed to integrate with a variety of third-party software, such as CRM applications, from providers such as Amdocs (which bought Clarify), Avaya, Cisco, Concerto, eGain, Genesys (a division of Alcatel), Kana, Nortel, Peoplesoft, Peregrine, Siebel Systems and Synchrony. In addition, the eQuality software is designed to integrate or be compatible with a company’s existing telephony and computer network hardware and software such as telephone switches, automated telephone dialers and computer-telephony integration systems. This allows companies to capitalize on their existing infrastructure and gain the benefits of our software with minimal additional investment.

•	Provides an open architecture that scales to support small to large installations. The eQuality software operates on the Windows NT platform and is compatible with standard voice cards and databases. Also, the software can capture and record computer screen activity from CSR workstations that are running any of a variety of operating systems. By utilizing off-the-shelf hardware and software, our customers are able to implement and support our products at a relatively low cost. Because the software is scalable, it can support the needs of a small single site as well as large multi-site installations. For example, the eQuality software is currently being used at a customer installation with approximately 7,000 CSRs. In addition, it can be expanded to accommodate an increasing number of CSRs. The eQuality software’s high volume recording architecture interfaces on either the network or agent side of the PBX/ACD switch and enables companies to record zero to 100% of any type of contact that comes into their center based on “business rules” that they define.

•	Enables rapid deployment. Because of the software’s features, extensive third-party integration, open architecture and implementation process, we can typically implement our software at a customer’s initial site within 30 to 60 days from the date the software agreement is signed by a new customer. We ordinarily complete the actual software installation within three to five days. Since the detailed project planning occurs during installation at the first site, we can typically implement our software at additional sites in five to seven days. Most of our target market consists of large corporations with many customer contact centers, and we have significant experience with customers purchasing our software for multiple sites. As a result, rapid deployment is important in that it allows those customers to quickly implement and begin realizing the benefits of the eQuality software.

Strategy

      Our objective is to be a leading provider of software that enables companies to optimize their customer interactions across multiple communications media, including telephone, Web, and e-mail. Key elements of our strategy include the following:

•	Extend the breadth and depth of product offerings. We intend to continue to invest in research and development to enhance our current software and build new software to address the growing needs of companies that seek to better manage their customer relationships across multiple communications media. We also intend to extend our Web-based capabilities, such as the recording and analyzing of integrated e-commerce, e-mail and voice interactions. Additionally, we plan to expand the number of third-party applications with which our software can integrate.

•	Increase sales to new and existing customers. A majority of our existing customers are large companies that have multiple contact centers. While we have been successful in penetrating these customers and installing our software at more than one contact center, we have not yet installed our software at a majority of their contact centers. We intend to capitalize on the success of our initial installations, by using our direct sales force and emphasizing the scalability and rapid deployment of our software to increase the number of installations at existing customer sites, which have not yet installed our software. We also plan to continue pursuing new customer accounts with multiple contact centers through our existing sales force and our network of strategic relationships.

•	Expand international presence. We currently maintain direct sales forces in Australia, Brazil, Canada, Germany, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. We plan to expand our direct and indirect sales channels in these regions, with particular attention to areas that are actively adopting CRM solutions.

•	Expand the network of application software and Internet infrastructure business alliances. We intend to expand our network of business alliances with complementary application software and Internet infrastructure providers to increase the number of products with which our software is compatible. We believe the demand for our software will increase as it becomes compatible with an increasing number of CRM, enterprise resource planning and Internet infrastructure applications. In addition, expanding this network of business alliances will enable us to generate new sales leads as our business alliances recommend our products to their customers. Currently, we have business alliances with the following application and Internet infrastructure providers: Amdocs (which bought Clarify), Avaya, Cisco, Concerto, eGain, Genesys (a division of Alcatel), Kana, Nortel, Peoplesoft, Peregrine, Siebel Systems and Synchrony.

Products

      The eQuality software initiates recording of customer interactions based on criteria selected by companies and facilitates retrieval and analysis of the recorded information, as well as targeted electronic learning events based on skill gaps identified using the evaluation software. With eQuality’s enterprise collaboration recording architecture, organizations can create advanced business rules for random, selective or 100% recording of the specific types of telephone, e-mail and Web customer interactions that drive their businesses. Additionally, contact center management is able to share these interactions with departments that touch the customer, as well as executives, by notifying them when a business-critical customer event occurs. The result is a proactive management tool for optimizing customer relationships and improving communications among departments, as well as fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.

      The foundation of the eQuality software records a CSR’s voice interaction with a customer as well as the CSR’s corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. The voice and data are captured and stored on a computer disk for synchronized evaluation and analysis. By capturing both voice and desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. The captured interactions can then be selectively retrieved, combined with information from a company’s other business systems, such as CRM and enterprise resource planning software, analyzed and presented in a number of summary or detailed formats. The eQuality software thus enables companies to evaluate the effectiveness of its CSRs, improve contact center performance and profile their customers’ characteristics and preferences to create customized product and service offerings. By recording customer interactions, evaluating CSR performance, and then using eQuality Now to prioritize training, companies have an integrated, closed-loop solution for applying organizational learning. The result is an effective environment for continuous performance improvement that helps companies ensure their customers receive consistent service across all touch-points.

      An integral feature of eQuality is business-driven recording, which allows a company to record specific customer interactions based on criteria that it selects. Using eQuality, a company can define business rules that trigger recording of selective customer interactions that are particularly critical to its operating performance. For example, a company may use eQuality to record customer interactions based on a number of criteria, including:

•	Key customers. The eQuality software can selectively record all calls from specific classes or groups of customers having common traits or characteristics. Examples include customers with certain sales or asset levels or customers having a particular importance to the company.

•	Important marketing campaigns. All calls associated with particular marketing campaigns can be recorded so that the effectiveness of the campaign can be evaluated while the initiative is in process. Consequently, adjustments can be made proactively to optimize performance of the campaign.

•	Target products. Interactions that relate to targeted products can be identified and recorded to allow businesses to evaluate product design, installation and service issues. Examples include selected calls related to new product introductions, key revenue-producing products and particularly profitable products.

•	Selected CSR considerations. Calls that are handled by specific CSRs can be sampled so that supervisors can more effectively monitor and train CSRs. Examples include newly hired CSRs, CSRs that are not achieving desired performance levels, and CSRs working with a new medium, such as e-mail or Web chat.

      By recording only critical customer interactions based on business rules, companies have fewer interactions to store and therefore significantly lower storage requirements. Further, the software’s data capture technique allows companies to utilize minimal network bandwidth by sending across the network only the changed areas of a CSR’s computer desktop screen. The result is a lower total cost of ownership.

      In addition, the eQuality software is designed to integrate or be compatible with a company’s existing telephony and computer network hardware and software. The software is designed to run on a server that employs the Windows NT operating system. In addition, it can capture and record computer screen activity from CSR workstations that are running any of a variety of operating systems, including Windows 3.1, Windows 95/98, Windows NT, OS/2, Sun Solaris, HP(UX)3270 and AS/400, and thin client operating systems, such as Citrix application server software.

      The eQuality suite of products is comprised of the following modules:

      eQuality Balance™. eQuality Balance records a CSR’s voice interaction with a customer and the CSR’s corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. The captured voice and desktop activity can then be synchronized during replay, allowing companies to observe and analyze complete customer interactions as they actually occurred. This enables companies to evaluate the performance of CSRs, determine whether the necessary technology resources for customer support are available to the CSRs and ascertain whether the CSRs are making effective and efficient use of these resources. Supervisors can use this information to train CSRs, improve company systems and resources designed to support CSRs and enhance the quality of the services being delivered to customers.

      eQuality Interactive™ and eQuality Response™. The eQuality Interactive and eQuality Response applications allow a company to record Internet interactions, including Web chat, instant messaging, guided browser sessions and e-mail, based on user-defined business rules. These applications enable companies to gauge the effectiveness of their CSRs’ Internet skills, refine newly implemented Internet processes and optimize the effectiveness of their Web technology deployments. In combination with eQuality Balance, companies are able to deliver consistently high standards of service regardless of the medium.

      eQuality Evaluation™. The eQuality Evaluation application facilitates the review, evaluation and scoring of CSRs, providing an immediate summary of a CSR’s performance. Using eQuality Evaluation, CSR supervisors can build custom evaluation forms that are designed to collect information about aspects of a CSR’s performance that are most important to them. Supervisors and others can input information regarding a CSR’s performance into the form, which is then collected in a database. The collected information can be retrieved, presented in a summary format, analyzed and ultimately used to measure and improve a CSR’s performance. eQuality Evaluation can reveal problem areas, issues, trends and opportunities. Supervisors and others with access to eQuality Evaluation can review CSRs’ performance and determine opportunities to increase their skill levels through training. Supervisors can compare CSRs’ performance to current goals and provide more realistic future goals.

      eQuality Analysis™. The eQuality Analysis application provides a more comprehensive analysis of customer interaction and CSR performance by bridging the disparate information systems of a company. Using eQuality Analysis, a company can combine data derived from eQuality Evaluation with data derived from information obtained from a company’s other business systems, such as CRM and enterprise resource planning software and integrated telephony applications. Combining multiple sources of data from within the company into a common analysis and reporting system allows for a more thorough evaluation of CSR and overall contact center performance. Recognizing the importance of multi-channel contact centers, we have designed eQuality Analysis to integrate with business systems that collect data from a broad range of communications media.

      eQuality Now™. The eQuality Now application delivers ongoing training tailored to CSR competencies, which helps companies build customer loyalty through a more highly skilled and motivated workforce. The electronic learning management software integrates with leading on-line learning products focused on CSR soft and hard skills. By recording customer interactions, evaluating CSR performance, and then using eQuality Now to prioritize training, contact centers have an integrated, closed-loop solution for applying organizational learning. The result is an effective environment for continuous performance improvement that helps companies ensure their customers receive consistent service across all touch points.

      eQuality Connect™. The eQuality Connect application serves as the foundation to integrate eQuality with Web-enabled contact center and eCRM applications, including e-mail response management, collaborative Web chat and customer information systems. As the underlying integration component of the eQuality suite, eQuality Connect is an open, scalable software solution that leverages strategic events and data gathered from external solutions to initiate recordings. Companies can implement eQuality Connect as the integration layer within their eQuality multimedia recording and analysis software, or as a standalone solution that integrates eQuality with other applications, such as internally developed customer information systems.

      eQuality Discover™. The eQuality Discover application enables companies to record and graphically view actual customer experiences on their Web sites so they can identify clear steps for improving online customer service. With these captured samples, companies will have the insight they need to determine how consumers interact with their Web sites, which in turn helps them increase the profitability of on-line relationships while at the same time reducing customer service costs. Using eQuality Discover, companies can determine why a visitor placed a call to the contact center or abandoned their Web site. When brought together with recorded customer contacts from other tough points, captured self-service interactions can help companies achieve a single view of customers and the way they are serviced across many channels.

      Historically and at present, eQuality Balance was and is licensed together with the eQuality Evaluation software. Through December 31, 2001, we derived most of our license revenue from the sale of these two products. During 2001, approximately 15% of our orders included more than one module of the eQuality application suite, including eQuality Now, Analysis, Response, Interactive, and Connect.

Professional Services

      Our professional services group plays an integral role in installing our software and training and supporting our customers. Specifically, we provide the expertise, professional consulting staff and technology tools to install our software and provide ongoing support to our customers. Our experienced installation professionals work with the customer to build a solid technical infrastructure that supports the software’s applications.

      Prior to implementation we offer end-user training both on-site at the customers location, and at a centralized training facility at our corporate headquarters. Training includes coach training and system administration. These engagements are usually completed in four to five days.

      An initial implementation engagement is typically completed within 30 to 60 days from the date the software agreement is signed by a new customer, and involves the planning, configuration, testing and installation of our software. Generally, the actual software installation takes three to five days. We believe these installation projects allow our consultants and systems engineers to gain industry-specific knowledge that can be used in future projects and products. The professional services team also works closely with the internal research and development organization to help enhance software solutions. Experience gained by the professional services group through ongoing software installation is regularly conveyed to the development staff. Our research and development organization then capitalizes on this experience to design enhancements to the software. The services staff also maintains a technical support hotline.

      In addition to installation and training services, we began offering customers business consulting services during the second half of 2001 to help our customers identify and link key business drivers with CSR skills and behaviors, providing a blueprint for implementing a successful performance management strategy. These workshops are typically completed in four to five business days.

Customers

      Our customers include large and small companies with a varying number of contact center sites. Our customers come from the banking and finance, general business, insurance, outsourcing, technology, travel and hospitality and utility industries. As of December 31, 2001, we had licensed our software to over 327 customers at over 885 sites. To date, customer installations have ranged from as small as one contact center having 25 CSRs, to customers with 32 contact centers having an aggregate of approximately 16,000 CSRs. No customer accounted for 10% or more of our revenue in 2001, 2000 and 1999.

Sales and Marketing

      We sell our software primarily through a combination of a direct sales force and resellers. As of December 31, 2001, we had 17 sales offices in the United States and offices in Australia, Canada, Japan, Mexico, and the United Kingdom. Our sales and marketing organization consisted of 116 employees worldwide.

      To date, substantially all of our revenue has been generated through our direct sales force, which consisted of 88 sales people in 23 locations as of December 31, 2001. The direct sales force consists of account executives, solutions consultants, and regional sales directors. In addition to qualified leads generated internally, the direct sales force also pursues qualified leads provided by companies with whom we have formal or informal referral agreements. These agreements are not exclusive and may be terminated by either party.

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

      In addition to the direct sales force, we have agreements with a variety of CRM and contact center companies under which they can resell our software. To support this indirect sales channel, our business development personnel provide information and training to these companies’ sales personnel so that they are better able to educate potential customers about the benefits of our software and services. Our agreements with the resellers are not exclusive and may be terminated by either party.

      Our direct sales cycle typically begins with the qualification of a sales lead or the request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by the qualification of the lead or prospect, an assessment of the customer’s requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer using the software and contract negotiation. The sales cycle can vary substantially from customer to customer but typically lasts three to six months, and is considered completed with the signing of the contract. Historically, most of our customers have expanded their use of the software’s solutions to expand the number of CSRs at existing sites and to license additional contact centers, with a minimal incremental sales effort on our behalf.

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

      The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by slightly longer sales cycles related to holiday and vacation schedules.

Research and Development

      We believe our software development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our software. We devote a substantial portion of our resources to developing new software and features, extending and improving our software technology and researching new technological initiatives in our market. We believe that our future success depends in part upon our ability to continue to enhance existing software, respond to changing customer requirements and develop and introduce new or enhanced software that incorporates new technological developments and emerging industry standards.

      Research and development expenditures for the years ended December 31, 2001, 2000, and 1999 were $13.6 million, $10.4 million, and $5.8 million, respectively. We intend to continue to increase our investment in research and development in the future. As of December 31, 2001, we had 85 employees engaged in research and development activities.

Competition

      Our software and services compete in the emerging market for products that record and analyze customer interactions and provide electronic learning applications. This market is intensely competitive and experiences rapid changes in technology. We believe that we compete effectively and that we enjoy a competitive advantage based upon (1) the functionality and quality of our products, (2) the ease of use and ability of our products to operate with a variety of hardware and software products, (3) our ability as a single vendor to offer a full suite of applications, (4) our ability to implement our products quickly, (5) the responsiveness of our customer support, and (6) our competitive pricing. However, many current and potential competitors may have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources than us. This could allow our current and potential competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements, take better advantage of acquisitions and other opportunities, devote greater resources to the marketing and sale of their products and services, and adopt more aggressive pricing policies. In addition, many competitors market their products through resellers and companies that integrate their technology and products with those of the competitor. These resellers and technology partners of competitors often have strong business relationships with our customers and potential customers. Our competitors may use these business relationships to market and sell their products and compete for customers with us. We cannot assure that our competitors will not offer or develop products and services that are superior to ours, or that achieve a greater market acceptance. Our competitors include:

•	quality monitoring suppliers to the call and contact center industry, which historically have been companies that develop voice-only recording software;

•	traditional call logging vendors that have historically focused on providing products that record all phone conversations made by or to the user, including emergency services, such as 911, and verification and liability users, such as trading floors and stockbrokers;

•	electronic learning vendors that have historically provided a point solution that delivers training to customer service representatives;

•	reporting vendors that have historically provided a point solution focused on providing contact center performance reports to management;

•	systems integrators and consulting firms which design and develop custom systems and perform custom integration; and

•	new, larger and more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions, such as vendors of CRM products, computer telephony companies and computer hardware, software and networking companies.

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

      The principal competitive factors in our market include:

•	product performance, reliability and features;

•	user scalability and open architecture;

•	third-party integration;

•	quality and speed of product implementation;

•	ease-of-use for customers;

•	analytic capabilities of the product;

•	how quickly new products and product enhancements can be brought to market;

•	customer support; and

•	pricing of products and services.

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

      Licenses. Our licenses are designed to prohibit unauthorized use, copying and disclosure of our software technology. When we license our software to customers, we require license agreements containing confidentiality terms customary in the industry in order to protect our proprietary rights in the software. These agreements generally warrant that the software will materially comply with written documentation. We assert that we own the software we distribute and have not violated the intellectual property rights of others. We license our products in a format that does not permit the users to change the software code. In addition, because we treat the source code for our products as a trade secret, all employees and third parties who require access to the source code are first required to sign non-disclosure agreements.

      Patents. We have received a patent generally relating to our technology that enables the recording of a CSR’s computer desktop activities and the synchronization of certain of these activities with the CSR’s voice interactions. The patent also relates to the data capture technique that records only particular changed regions of a CSR’s computer screen. The patent was granted on August 4, 1998 and will expire on May 30, 2016. We also have six patent applications pending with the U. S. Patent and Trademark Office. There is no guarantee that the pending applications will result in issued patents or, if issued, will provide us with any competitive advantages.

      Trademarks and service marks. We have U.S. trademark registrations on the mark WITNESS, on our logo, on the mark Bringing eQuality to eBusiness, one additional mark and a pending U.S. trademark application for the mark eQuality. We also claim common law protections for other marks we use in our business. Competitors of ours and others could adopt similar marks, or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion.

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

      Based on the limited information available to us regarding these prior uses, U.S. trademark registrations, and U.S. trademark applications for the trademark eQuality and its variations, we believe that our trademarks eQuality and Bringing eQuality to eBusiness are available for use and U.S. trademark registration in connection with the services stated in our registration applications, or as the descriptions of those services may be amended during the course of examination in the U.S. Patent and Trademark Office.

      Copyrights. We have six copyright registrations covering our eQuality software.

Employees

      As of December 31, 2001, we had 327 full-time employees. Of these employees, 85 were engaged in research and development, 116 were engaged in sales and marketing, 71 were engaged in professional services and 55 were engaged in executive, finance, administration and operations.

      None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any labor-related work stoppages and consider our relations with our employees to be good.

Item 2.     Properties

      Our principal administrative, marketing, product development and support facilities are located in Roswell, Georgia, a suburb of Atlanta, which we moved to in December 2000 and we lease approximately 96,400 square feet that expires in 2007. In addition, we lease a total of 17 sales and marketing offices in the United States, and offices in Australia, Brazil, Canada, Germany, Japan, Mexico, the Netherlands and the United Kingdom. We believe our facilities are adequate for our current and expected near-term requirements.

Item 3.     Legal Proceedings

      From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. As of the date hereof, we are not party to any litigation or other legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

Item 5.     Market for Our Common Equity and Related Stockholder Matters.

Common Stock

      Our common stock trades on the Nasdaq Stock Market under the symbol “WITS”. Public trading of the common stock commenced on February 10, 2000. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq Stock Market in each of the last eight quarters.

	High	Low

Year Ended December 31, 2001:
Fourth quarter	$13.90	$7.03
Third quarter	$11.32	$6.51
Second quarter	$14.95	$7.35
First quarter	$17.00	$5.63
Year Ended December 31, 2000:
Fourth quarter	$19.94	$7.00
Third quarter	$27.00	$12.06
Second quarter	$31.00	$4.75
First quarter (from February 10, 2000)	$44.94	$29.50

      The closing sale price of our common stock as reported by the Nasdaq Stock Market on March 15, 2002 was $13.28.

      Dividend Policy. We have not paid any cash dividends on our common stock to date. Our Board of Directors determines whether or not we will pay dividends. The Board of Directors considers a number of factors in deciding whether or not to pay dividends, including our earnings, our capital requirements and our financial condition. Today, the Board of Directors intends to retain all earnings, if any, for use in our business operations and, accordingly, does not expect to declare or pay any dividends in the foreseeable future.

      Rule 10b5-1 — Trading Plans. In November 2001, our Board of Directors approved an amendment to our insider trading policy to permit our officers, directors and other insiders to enter into trading plans or arrangements to sell shares of our common stock complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. In December 2001, subject to the adoption of the amendment to our trading guidelines, certain officers adopted “trading plans” under Rule 10b5-1. The trading plans provide for sales, subject to price restrictions, daily limits and other contingencies, of shares of our common stock. It is possible that other officers, directors and insiders may establish trading plans or arrangements complying with Rule 10b5-1.

      Holders. As of March 15, 2002, we had approximately 306 holders of record of our common stock. We believe that we have more than 2,800 beneficial owners.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
License	$39,926	$30,307	$16,706	$8,682	$3,775
Services	21,852	13,601	6,221	2,444	1,138
Hardware	—	—	46	2,171	1,271

Total revenue	61,778	43,908	22,973	13,297	6,184

Cost of revenue:
License	602	436	327	310	164
Services	9,704	7,681	3,921	2,526	1,204
Hardware	—	—	46	2,482	1,574

Total cost of revenue	10,306	8,117	4,294	5,318	2,942

Gross profit	51,472	35,791	18,679	7,979	3,242
Operating expenses:
Sales and marketing	29,339	22,587	11,585	6,147	2,016
Research and development	13,611	10,379	5,825	3,529	1,817
General and administrative	11,629	8,770	4,403	2,141	1,684
Charge for termination of distribution agreement	—	—	—	900	—
Acquired in-process research and development	4,823	—	3,506	—	—

Operating loss	(7,930)	(5,945)	(6,640)	(4,738)	(2,275)
Interest income (expense), net	2,866	3,979	(364)	(31)	62

Loss before provision for income taxes and extraordinary loss	(5,064)	(1,966)	(7,004)	(4,769)	(2,213)
Provision for income taxes	116	—	—	—	—

Loss before extraordinary loss	(5,180)	(1,966)	(7,004)	(4,769)	(2,213)

Extraordinary loss on the early extinguishment of debt	—	(248)	—	—	—

Net loss	(5,180)	(2,214)	(7,004)	(4,769)	(2,213)
Preferred stock dividends and accretion	—	(611)	(1,815)	(502)	(84)

Net loss applicable to common stockholders	$(5,180)	$(2,825)	$(8,819)	$(5,271)	$(2,297)

Net loss per share — basic and diluted:
Loss before extraordinary loss	$(0.23)	$(0.13)	$(1.37)	$(0.76)	$(0.32)
Extraordinary loss	—	(0.01)	—	—	—

Net loss	$(0.23)	$(0.14)	$(1.37)	$(0.76)	$(0.32)

Shares used in computing net loss per share — basic and diluted	22,258	19,997	6,424	6,964	7,238

Unaudited pro forma net loss per share — basic and diluted(1)		$(0.09)	$(0.44)

Shares used in computing unaudited pro forma net loss per share — basic and diluted(1)		21,232	15,755

(1)	Pro forma assumes conversion of convertible preferred stock into common stock and the vesting of certain restricted shares as if such conversions occurred on January 1, 1999.

	2001	2000	1999	1998	1997

Balance Sheet Data:
Cash and cash equivalents	$24,297	$29,590	$2,630	$912	$2,092
Working capital (deficit)	55,953	58,512	(5,744)	(3,156)	(2,506)
Total assets	84,166	86,466	10,843	5,026	3,966
Long-term debt, less current portion	—	—	250	1,102	—
Total convertible preferred stock	—	—	22,837	12,710	6,733
Total stockholders’ equity (deficit)	66,054	69,588	(25,656)	(15,376)	(8,241)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report on Form 10-K contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Factors That May Affect Our Future Results and Market Price of Our Stock” beginning on page 26.

Overview

      We are a leading global provider of customer interaction recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships. By using our browser-based architecture to capture samples of customer interactions taking place in the contact center, and then sharing them with other departments via e-mail and Web links, organizations can enhance the quality of customer interactions across multiple communications media — including the telephone, e-mail and the Internet. As a fully integrated, closed-loop performance optimization solution, our software enables companies to record, evaluate, analyze and learn from customer contacts, allowing them to generate additional revenue opportunities, improve profitability, develop customer sales/service representatives’ skill sets, enhance customer retention and achieve greater customer loyalty. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both. We primarily utilize a direct sales organization, select resellers and a variety of strategic marketing alliances to reach our target customer base.

      During the first half of 2001, we observed a number of factors indicating a slowdown in corporate spending for information technology and in the general economy. At the beginning of the year, our sales cycle lengthened as our prospects’ and customers’ confidence in the economy deteriorated. During the second half of 2001, while some of our prospects and customers renewed their commitments to us, others continued to reevaluate or delay their capital plans due to their own budget uncertainties. We cannot predict how long any economy related trends will continue or the extent to which this economic uncertainty will continue to impact our prospects and customers. A deterioration in the economy, a reduction in the level of corporate spending for information technology or other matters may cause us to experience a material adverse effect on our business, financial condition and results of operations.

Sources of Revenue and Revenue Recognition Policy

      We derive our revenue from licensing our software and providing related services. Revenue is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately. License revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Services include installation, training, business consulting services and maintenance. Revenue from installation, training and business consulting services are recognized upon performance of the related services.

These services are traditionally offered and billed as separate elements of contracts on either a time-and-material basis or a fixed service fee plus out of pocket expense reimbursement basis. The functionality of the software is not dependent on these services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on an if-and-when available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During 2001, 2000 and 1999, 98% of our customers renewed their annual maintenance contracts.

      During 2001, 2000 and 1999, approximately 91%, 94% and 95%, respectively, of revenue was derived from sales within North America, including the U.S. and Canada. We expect that a greater proportion of future license and professional services revenue will be derived from international markets and may be denominated in the currency of the applicable market.

      Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which software product is licensed, the number of software products licensed, the number of installation sites and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license our software products usually receive the software on compact disc.

Cost of Revenue and Operating Expenses

      Cost of license revenue primarily consists of royalties due to third parties and packaging costs. Cost of services revenue includes personnel costs and related expenses for installation, training, business consulting and maintenance personnel and allocations of facilities, communications and depreciation expense. Personnel costs include salaries, benefits, stock-based compensation and travel expenses. We classify all charges to the operating expense categories based on the nature of the expenditures. We allocate the costs for facilities, communications and depreciation to each of the functional areas based on use. These allocated charges include rent for corporate offices, communication charges and depreciation and amortization expenses for office furniture, equipment and leasehold improvements.

      Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses consist primarily of personnel costs, sales commissions, promotional expenses, public relations, and tradeshows, as well as allocations of facilities, communications and depreciation expense. Research and development expenses consist primarily of personnel costs to support product development, as well as allocations of facilities, communications and depreciation expense. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material. General and administrative costs consist primarily of personnel costs for accounting, information technology, human resources, legal and facilities, as well as professional service fees, provisions for bad debt expense and allocations of facilities, communications and depreciation expense.

      We had 327 full-time employees at December 31, 2001, up from 275 at December 31, 2000 and 178 at December 31, 1999. We anticipate that operating expenses will increase as we increase sales and marketing operations, develop new distribution channels, fund ongoing research and development, broaden professional services offerings, improve operational and financial systems and support our growth internationally.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, property and equipment, intangible assets, research and development and software development costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, an inability to grow through acquisitions or successfully integrate acquisitions, technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse effect on our financial position and results of operations. A summary of our critical accounting policies follows.

      Revenue Recognition. Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record a small provision for estimated sales allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales allowances, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future credits, revenues could be overstated.

      Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

      Allowance for Deferred Tax Assets. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

      Research and Development and Software Development Costs. We evaluate the establishment of technological feasibility of our products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be sold, Leased or Otherwise Marketed. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility is not established until the completion of a working model. To date, software development costs incurred after technological feasibility has been established have not been material. Therefore, we have charged all such costs to research and development in the period incurred.

      Impairment of Long-lived Assets and Intangibles. We evaluate the recoverability of property and equipment and intangibles by comparing the carrying amount of the asset against the estimated undiscounted cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, we use the fair value in determining the amount of impairment loss that should be recorded. The determination of undiscounted net operating cash flows requires management to make estimates.

Results of Operations

      The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,

	2001	2000	1999

Statement of Operations Data:
Revenue:
License	64.6%	69.0%	72.7%
Services	35.4	31.0	27.1
Hardware	—	—	0.2

Total revenue	100.0	100.0	100.0
Cost of revenue:
License	1.0	1.0	1.4
Services	15.7	17.5	17.1
Hardware	—	—	0.2

Total cost of revenue	16.7	18.5	18.7

Gross profit	83.3	81.5	81.3
Operating expenses:
Sales and marketing	47.5	51.4	50.4
Research and development	22.0	23.6	25.4
General and administrative	18.8	20.0	19.2
Acquired in-process research and development	7.8	—	15.2

Operating loss	(12.8)	(13.5)	(28.9)
Interest income (expense), net	4.6	9.1	(1.6)

Loss before provision for income taxes and extraordinary loss	(8.2)	(4.4)	(30.5)
Provision for income taxes	0.2	—	—

Loss before extraordinary loss	(8.4)%	(4.4)%	(30.5)%
Extraordinary loss	—	(0.6)	—

Net loss	(8.4)%	(5.0)%	(30.5)%

Revenue

      Total revenue increased 41% in 2001 to $61.8 million and 91% in 2000 to $43.9 million from $23.0 million in 1999. Our revenue growth was attributable to increases in the number of sites licensed to new and existing customers. Our customer base grew to 885 sites at the end of 2001 from 593 sites at the end of 2000 and 325 sites at the end of 1999.

      License revenue increased 32% in 2001 to $39.9 million and 81% in 2000 to $30.3 million from $16.7 million in 1999, representing 64.6%, 69.0% and 72.7% of total revenue, respectively. During 2001, 2000 and 1999, 47%, 57% and 54%, respectively, of license revenue were attributable to new customers compared to follow-on revenue from our existing customer base. We receive follow-on revenue from our customers when they purchase additional user licenses at existing sites and when they license our products at new sites.

      Services revenue increased 61% in 2001 to $21.9 million and 119% in 2000 to $13.6 million from $6.2 million in 1999, representing 35.4%, 31.0% and 27.1% of total revenue, respectively. The growth in installation and training revenue was closely tied to the growth in software license revenue. Maintenance revenue increased due to new customer sites and renewals of annual maintenance contracts from existing customer sites. Services revenue as a percentage of total revenue increased due to the compounding effect of maintenance revenue from both new customer sites and renewals of maintenance contracts from existing customer sites, and, to a lesser extent, the addition of business consulting services which began during the latter half of 2001.

      We discontinued the sale of hardware during the first quarter of 1999.

Cost of Revenue

      Total cost of revenue increased 27% in 2001 to $10.3 million and 89% in 2000 to $8.1 million from $4.3 million in 1999, representing gross profit margins of 83.3%, 81.5% and 81.3%, respectively. The increased gross profit margins in 2001 were driven by improved services margins that resulted primarily from the increase in maintenance services revenue. Gross profit margins increased slightly in 2000 due to the discontinuance of hardware sales in the first quarter of 1999.

      Cost of license revenue increased 38% in 2001 to $602,000 and 33% in 2000 to $436,000 from $327,000 in 1999, representing 1.0%, 1.0% and 1.4% of total revenue, respectively. The increases in absolute dollars were due to increased royalties for third-party software resulting from increased license revenue. During 2001 and 2000, we released new products and enhanced some of our existing products, both of which contained additional third-party software components. We expect cost of license revenue in absolute dollars, and as a percentage of license revenue, to increase as a greater proportion of revenue is originated from products containing third-party software components.

      Cost of services revenue increased 26% in 2001 to $9.7 million and 96% in 2000 to $7.7 million from $3.9 million in 1999; representing 44.4%, 56.4% and 63.0% of services revenue, respectively. The increases in absolute dollars were a result of increases in the number of employees engaged in installation, training and customer maintenance services. The improvement in the services margins in 2001 and 2000 was due to greater efficiencies in our customer support center. We expect to continue growing our customer services organization and the related costs as our customer base expands, and we anticipate that cost of services revenue in absolute dollars will continue to increase.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 30% in 2001 to $29.3 million and 95% in 2000 to $22.6 million from $11.6 million in 1999, representing 47.5%, 51.4% and 50.4% of total revenue, respectively. The 2001 increase in absolute dollars was primarily due to an increase in sales and marketing personnel costs, marketing programs, facilities expenses and the establishment of additional sales offices in Europe, Asia Pacific and Latin America. The increase in absolute dollars in 2000 was primarily due to an increase in sales personnel, advertising, and, to a lesser extent, an increase in marketing program expenses. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the expansion of the North American sales force and the establishment of additional sales offices internationally in Europe, Asia Pacific and Latin America. We also expect additional increases in advertising, marketing programs and other promotional activities.

      Research and Development. Research and development expenses increased 31% in 2001 to $13.6 million and 78% in 2000 to $10.4 million from $5.8 million in 1999, representing 22.0%, 23.6% and 25.4% of total revenue, respectively. The 2001 increase in absolute dollars was primarily due to an increase in the number of employees and consultants engaged in research and development activities, as well as increased costs related to our additional test lab facilities. The increase in absolute dollars in 2000 was primarily due to an increase in the number of employees and consultants engaged in research and development activities. We expect research and development expenses to increase in absolute dollars as we continue to commit substantial resources to enhance existing product functionality and to developing new products. Furthermore, we may incur additional research and development charges associated with software-based technology acquisitions (for further information see “Liquidity and Capital Resources”).

      General and Administrative. General and administrative expenses increased 33% in 2001 to $11.6 million and 99% in 2000 to $8.8 million from $4.4 million in 1999, representing 18.8%, 20.0% and 19.2% of total revenue, respectively. The 2001 increase in absolute dollars was primarily due to the increased provision for bad debt expense, increased corporate expenses in the executive, finance and administrative functions to support a larger organization, and increased facilities expense due to the larger headquarters facility. The increase in absolute dollars in 2000 was primarily due to an increase in the number of employees and related expenses in the executive, finance and administrative functions to manage the growth of our company. We expect general and administrative expenses to increase in absolute dollars as we continue to add infrastructure to support a growing organization and continue to invest in our international expansion.

      During the second quarter of 2000, we adopted a plan to relocate our corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force’s abstract No. 94-3, we estimated that the net costs associated with our then existing facilities, which are under non-cancellable leases expiring on June 30, 2002, would be approximately $525,000. We recorded this obligation during the second quarter of 2000. During the second quarter of 2001, one of the sublessees was unable to fulfill its obligations and the sublease was terminated. As a result, we recorded an additional obligation of $155,000 in the second quarter of 2001 to cover the additional estimated loss. As of December 31, 2001, the accrual balance was $154,000.

      In order to secure the new corporate headquarters facility and furniture leases, we entered into irrevocable standby letters of credit in the aggregate amount of $4.9 million in 2000 and 2001. During the second quarter of 2001, we replaced our pledged short-term investments, serving as collateral on the letters of credit, with cash and cash equivalents and, accordingly, reclassified them as restricted cash on the December 31, 2001 balance sheet. The letters of credit and related restricted funds have decreasing schedules that ultimately expire in 2002 and 2007, which correspond with their classification on the accompanying balance sheets.

      During 1999, we incurred a deferred stock compensation charge of $1.0 million for the difference between the exercise price and the deemed fair value of certain stock option grants. This charge is being amortized over the vesting period of the underlying options, generally four years. Deferred stock compensation was $171,000, $271,000 and $13,000 in 2001, 2000 and 1999, respectively, and has been classified into the respective department functional areas. In addition, we incurred other personnel costs of $665,000 during 1999, which related to severance payments for terminated executives, as well as bonus and relocation costs in connection with recruiting a new executive. Such costs were allocated whereby $40,000 was classified as research and development and $625,000 as general and administrative.

      Acquired In-Process Research and Development. In 2001 and 1999, we purchased software-based research and development from third parties totaling $4.8 million and $3.5 million, respectively. We recorded an expense for these purchases when we acquired the assets and we classified the expense as acquired in-process research and development (“IPR&D) in the accompanying consolidated statements of operations.

      The IPR&D purchase in 1999 related to the development of technology to store and retrieve substantially larger volumes of data than our software was previously capable of storing and retrieving. We purchased this technology in exchange for 841,120 shares of our common stock valued at $4.14 per share. As a result, we recorded a charge of $3.5 million in the accompanying consolidated statement of operations. At the time of the purchase, we estimated that it would take up to a year to complete the development of this technology and that it would cost an additional $3.3 million to complete these efforts. This project was successfully completed in the third quarter of 2001.

      During 2000, we entered into an option agreement to purchase IPR&D technologies relating to the development of electronic-media data capture and optimization. As of December 31, 2000, the option’s carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying consolidated balance sheet. In March 2001, we paid $2.0 million to exercise this option to purchase the underlying technology. Also, during the first quarter of 2001, we purchased additional IPR&D for $1.1 million relating to similar development issues. At the time of the purchases, we estimated that it would take up to a year to complete these development projects and we estimated that we would incur at least an additional $3 million to complete these projects. These projects were successfully completed by the end of 2001.

      In June 2001, we purchased software-based IPR&D technology relating to the development of on-line analytical processing and multi-dimensional analysis capabilities for $1.1 million. At that time, we estimated that it would take up to a year for us to complete the development of this technology and that it would cost at least an additional $1 million. We currently expect this project to be completed during 2002.

      At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86. At the time of each transaction, we estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market, and failure to do so could cause our competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with our primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses.

Interest Income (Expense), Net

      Interest income (expense), net decreased 28% in 2001 to $2.9 million due primarily to lower yields and a lower investment balance which was only partially offset by the full year of interest earned in 2001 compared to less than eleven months in 2000 as a result of the initial public offering (“IPO”) proceeds received in February 2000. Interest income (expense), net increased to $4.0 million in 2000 from ($364,000) in 1999 due to the investment of the proceeds from our IPO.

Provision for Income Taxes

      We recorded a provision for state income tax, federal alternative minimum tax and foreign income tax in 2001. Prior to 2001, no provision for federal, state or foreign income taxes was recorded, primarily due to net operating loss carryforwards. Deferred tax assets are normally recognized for deductible temporary differences and net operating loss and tax credit carryforwards. We have recorded a valuation allowance in full for deferred tax asset generated as the future realization of their tax benefit is not currently considered more likely than not.

Quarterly Results of Operations

      The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the period ended December 31, 2001, as well as the percentage of total revenue represented by each item. The information has been derived from our unaudited consolidated financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. The unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments that we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

Revenue:
License	$10,508	$9,649	$9,010	$10,759	$10,057	$8,056	$6,976	$5,218
Services	6,601	5,608	5,313	4,330	4,078	3,810	3,281	2,432
Hardware	—	—	—	—	—	—	—	—

Total revenue	17,109	15,257	14,323	15,089	14,135	11,866	10,257	7,650
Cost of revenue:
License	178	105	135	184	110	141	124	61
Services	2,431	2,344	2,401	2,528	2,275	2,069	1,923	1,414
Hardware	—	—	—	—	—	—	—	—

Total cost of revenue	2,609	2,449	2,536	2,712	2,385	2,210	2,047	1,475

Gross profit	14,500	12,808	11,787	12,377	11,750	9,656	8,210	6,175
Operating expenses:
Sales and marketing	7,978	6,972	7,302	7,087	6,816	5,817	5,726	4,228
Research and development	3,374	3,167	3,451	3,619	3,031	2,689	2,415	2,244
General and administrative	3,099	3,274	2,762	2,494	2,596	2,310	2,199	1,665
Acquired in-process research and development	—	—	1,100	3,723	—	—	—	—

Operating income (loss)	49	(605)	(2,828)	(4,546)	(693)	(1,160)	(2,130)	(1,962)
Interest income, net	486	625	747	1,008	1,159	1,180	1,151	489

Income (loss) before provision for income taxes and extraordinary loss	535	20	(2,081)	(3,538)	466	20	(979)	(1,473)
Provision for income taxes	32	—	—	84	—	—	—	—

Income (loss) before extraordinary loss	503	20	(2,081)	(3,622)	466	20	(979)	(1,473)
Extraordinary loss	—	—	—	—	—	—	—	(248)

Net income (loss)	$503	$20	$(2,081)	$(3,622)	$466	$20	$(979)	$(1,721)

	Three Months Ended

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

As a Percentage of Total Revenue:
Revenue:
License	61.4%	63.2%	62.9%	71.3%	71.1%	67.9%	68.0%	68.2%
Services	38.6	36.8	37.1	28.7	28.9	32.1	32.0	31.8
Hardware	—	—	—	—	—	—	—	—

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.0	0.7	0.9	1.2	0.8	1.2	1.2	0.7
Services	14.2	15.4	16.8	16.8	16.1	17.4	18.8	18.6
Hardware	—	—	—	—	—	—	—	—

Total cost of revenue	15.2	16.1	17.7	18.0	16.9	18.6	20.0	19.3

Gross profit	84.8	83.9	82.3	82.0	83.1	81.4	80.0	80.7
Operating expenses:
Sales and marketing	46.7	45.6	50.9	47.0	48.2	49.0	55.8	55.2
Research and development	19.7	20.8	24.1	24.0	21.4	22.7	23.5	29.3
General and administrative	18.1	21.5	19.3	16.5	18.4	19.5	21.4	21.8
Acquired in-process research and development	—	—	7.7	24.6	—	—	—	—

Operating income (loss)	0.3	(4.0)	(19.7)	(30.1)	(4.9)	(9.8)	(20.7)	(25.6)
Interest income, net	2.8	4.1	5.2	6.7	8.2	10.0	11.2	6.3

Income (loss) before provision for income taxes and extraordinary loss	3.1	0.1	(14.5)	(23.4)	3.3	0.2	(9.5)	(19.3)
Provision for income taxes	0.2	—	—	0.6	—	—	—	—

Income (loss) before extraordinary loss	2.9	0.1	(14.5)	(24.0)	3.3	0.2	(9.5)	(19.3)
Extraordinary loss	—	—	—	—	—	—	—	(3.2)

Net income (loss)	2.9%	0.1%	(14.5)%	(24.0)%	3.3%	0.2%	(9.5)%	(22.5)%

      During 2001 and 2000, license revenue as a percentage of total revenue generally decreased from quarter to quarter while services revenue as a percentage of total revenue increased due to the compounding effect of maintenance renewals and the expansion of our service offerings. We expect that services revenue will continue to grow relative to license revenue throughout 2002. Gross profit margins increased from quarter to quarter during 2001 and we expect the gross profit margins for 2002 to be comparable to 2001.

      Operating expenses, excluding the acquired IPR&D, remained relatively constant during 2001 primarily due to our redeployment of resources in light of the uncertainty that developed in the economy in 2001. During 2000, operating expenses increased each quarter primarily as a result of the increase in the number of employees engaged in all areas of our business.

      We believe that our quarterly operating results may experience seasonal fluctuations in the future. For instance, quarterly results may fluctuate based on customer calendar-year budgeting cycles, slow summer purchasing patterns and compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

      As a result of the foregoing and other factors, we believe that quarter to quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.

Liquidity and Capital Resources

      During 2001, net cash used for operating activities was $5.3 million, including $4.0 million used to purchase IPR&D. Net cash used in investing activities was $2.6 million and net cash provided by financing activities was $1.6 million. Our December 31, 2001 cash and cash equivalents decreased by $6.4 million since the prior year primarily due to the funding of the 2001 operating loss and capital expenditures.

      In February 2000, we completed our IPO in which we issued 3.8 million shares at an offering price of $20.00 per share. Simultaneously, our underwriters exercised their over-allotment option to issue an additional 570,000 shares, 219,269 shares of which were sold by us. Net proceeds to us were $74.8 million, after deducting underwriting discounts and commissions and selling stockholders’ net proceeds. Since the IPO, we repaid all of our long-term debt totaling of $2.8 million, including $67,000 in prepayment penalties. We recorded an extraordinary loss on the early extinguishment of debt of $248,000 during 2000 due to the write-off of unamortized debt discount and deferred financing fees and the payment of the prepayment penalty.

      At December 31, 2001, we had $61.0 million of cash and cash equivalents, restricted cash and short-term investments and $56.0 million of working capital. We had no debt outstanding at December 31, 2001. We had irrevocable standby letters of credit in the aggregate amount of $4.8 million as of December 31, 2001 to secure the corporate headquarters facility and furniture leases. During 2001, we replaced our pledged short-term investments, serving as collateral on the letters of credit, with cash and cash equivalents and, accordingly, reclassified them as restricted cash on the December 31, 2001 accompanying consolidated balance sheet. The letters of credit and related restricted funds have decreasing schedules that ultimately expire in 2002 and 2007, which correspond with their classification on the accompanying consolidated balance sheets.

      Our future contractual obligations include minimum lease payments under operating leases at December 31, 2001, and are as follows (in thousands):

December 31,

2002	$3,328
2003	2,594
2004	2,589
2005	2,622
2006	2,666
Thereafter	2,483

$16,282

      As of December 31, 2001, we did not have any other contractual commitments or off-balance sheet arrangements.

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term instruments, we do not have material market risk exposure. During 2001, we experienced a significant decline in interest income as a result of declining investment yields originating from the economic slowdown during the year. We expect that interest income in 2002 will be significantly less than in 2001 due to lower interest rates.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. To minimize this risk, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months. Our investment portfolio may contain securities with maturities of up to three years. We feel that this minimizes our market risk exposure.

      The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Australia, Canada, Japan, Mexico and the United Kingdom and conduct transactions in either the local currency of the location or in U.S. dollars. To date, the impact of fluctuations in the relative value of other currencies has not been material.

      We expect to have total capital expenditures of approximately $5.5 million in 2002. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management information systems.

      We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We intend to use our cash and cash equivalents and short-term investments primarily to fund our sales and marketing and research and development expenses, and other working capital needs and for general corporate purposes, including the development of our product lines through acquisitions of products, technologies and businesses. We believe that our existing cash and cash equivalents and short-term investments, offset by any cash used in operating activities, will be more than sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months and the foreseeable future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

      Our accounts receivable days sales outstanding increased to 72 days for the fourth quarter of 2001 from 54 days for the fourth quarter of 2000, primarily due to a greater proportion of our revenue originating from international operations, where payment is typically slower than in the United States and due to the general decline in the overall economy. We expect our days sales outstanding to increase as we derive a greater proportion of our revenue from international operations.

      During the first half of 2001, we observed a number of factors indicating a slowdown in corporate spending for information technology and in the general economy. At the beginning of the year, our sales cycle lengthened as our prospects’ and customers’ confidence in the economy deteriorated. During the second half of 2001, while some of our prospects and customers renewed their commitments to us, others continued to reevaluate or delay their capital plans due to their own budget uncertainties. We cannot predict how long any economy related trends will continue or the extent to which this economic uncertainty will continue to impact our prospects and customers. A deterioration in the economy, a reduction in the level of corporate spending for information technology or other matters may cause us to experience a material adverse effect on our business, financial condition and results of operations.

     Transactions with Management

      During the first quarter of 2002, notes receivable due from certain officers totaling $363,800 were satisfied by selling, at current fair market value, mature shares of our common stock to us, which were retired immediately. Notes receivable from our CFO were refinanced with a full recourse note for approximately $1.5 million with floating monthly interest of 325 basic points plus the Federal Funds Rate. The note is payable in three payments of principal and interest due annually through February 2005.

Recent Accounting Pronouncements

      In November 2001, the staff of the Financial Accounting Standards Board (“FASB”) issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. Historically, we have recorded reimbursements as a reduction of services cost of revenue and as a result of this pronouncement, we will include these amounts in revenue. The adoption of this pronouncement will not have a material impact our results of operations or financial position. However, the adoption of this pronouncement will reduce gross profit margins and other measures of profitability to revenues.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. This SFAS is effective for fiscal years beginning after December 15, 2001. The adoption of this SFAS will not have a material impact on our results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This SFAS is effective for fiscal years beginning after June 15, 2002. The adoption of this SFAS will not have a material impact on our results of operations or financial position.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Most other intangible assets will continue to be amortized over their useful lives. Goodwill and intangibles assets acquired after June 30, 2001 will be subject to the new rules. The adoption of this SFAS will not have a material impact on our results of operations or financial position.

Factors That May Affect Our Future Results and Market Price of Our Stock

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

Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline

      Our quarterly revenue, expenses and operating results could vary significantly from period to period. In particular, we derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than we expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from implementation, maintenance and training services largely correlates with our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

•	a decrease in demand for our software or, more generally, for products that record and analyze the interactions between a business and its customers and/or provide electronic learning;
•	announcements or introductions of new products and services by our competitors;
•	product pricing decisions by our competitors;
•	the timely payment of fees due to us by our customers;
•	our ability to develop, market and manage new software, software enhancements and services;
•	the deferral of orders for our software or delays in the implementation of our software from one quarter to a later quarter;
•	how quickly we are able to develop new software, software enhancements and services that our customers require;
•	how much money we have to spend to improve our software, services and operations;

•	delays in installments of our software;
•	the lengthiness and unpredictability of sales cycles for our software;
•	the mix of revenue generated by software licenses and related services;
•	spending limitations imposed on our customers or potential customers because of economic factors and decreased capital spending budgets, including limitations imposed after the sales cycle has begun but before a deal is consummated;
•	the timing and size of our capital expenditures and changes in our working capital;
•	the failure of our customers to renew their annual maintenance, either because they consolidate their contact centers or they stop using our product company-wide;
•	general economic factors and changes in technology that could cause our existing and potential customers to decrease what they spend on customer relationship management software;
•	the economic conditions of the companies within the financial services and telecommunications industry verticals into which we have historically sold and expect to sell our software;
•	how successfully our reseller partners are able to resell our software; and
•	how successful we are in selling our products in new geographic markets.

      Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Historically, our revenue growth has fluctuated from as low as a 5% decline to as high as a 58% growth from one quarter to the next. If our future revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock would likely decline.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

      We may acquire or make investments in companies, products, services and technologies which complement our software and services. Because of the increasing use of new customer interaction mediums such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. We have very limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and to properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may seriously harm our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

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

Our software has a long sales cycle that makes it difficult to plan our expenses and forecast our results

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

Although we have recently achieved a quarterly operating profit, we may experience quarterly losses from operations in the future

      We have only recently achieved a quarterly operating profit. We have incurred substantial losses since our inception and we may continue to suffer losses in the future. As a result of our accumulated operating losses, we had an accumulated deficit of $28.0 million as of December 31, 2001. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period. If we do not continue to achieve profitability from operations, or if we do not remain profitable on a net basis, we may need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

      Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through December 31, 2001, we have recognized less than 5% of our revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

      Revenue from customers located outside of North America accounted for approximately 9% and 6% of our total revenue for years ended December 31, 2001 and 2000, respectively. We intend to continue to expand our international operations through internal business expansion and strategic business relationships. Our operations outside of North America at December 31, 2001 consisted of 34 dedicated employees located in Australia, Canada, Germany, Japan, Mexico, the Netherlands and the United Kingdom. Most of our international revenue through December 31, 2001 has come from international branches of our customers based in North America. We have established relationships with a small number of international resellers but, through December 31, 2001, we have not recognized a material amount of revenue from these relationships. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, our plans to expand internationally may be adversely affected by a number of risks, including:

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

Conducting business internationally poses risks that could affect our financial results

      Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. Moreover, exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to change our prices to reflect fluctuations in the exchange rate. In recent periods, for example, our revenues in Europe have been adversely affected by the decline in the value of the Euro and its component currencies relative to the U.S. dollar. Additional risks we face in conducting business internationally include the following: longer payment cycles; difficulties in staffing and managing international operations; problems in collecting accounts receivable; and the adverse effects of tariffs, duties, price controls or other restrictions that impair trade. In addition, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

We face intense competition that could adversely affect our revenue, profitability and market share

      The market for products that record customer interactions, analyze performance and/or provide electronic learning is intensely competitive, evolving and experiences rapid changes in technology. We believe our principal competitors include, but are not limited to:

•	quality monitoring suppliers to the contact center industry;
•	traditional call-logging vendors;
•	electronic learning vendors;
•	analytics vendors;
•	systems integrators and consulting firms; and

•	new, larger and more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions.

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

      In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. Revenue from our resellers accounted for approximately 2% and 8% of our total revenue for the years ended December 31, 2001 and 2000, respectively. We expect revenue from our resellers, and accordingly our dependence on resellers, to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

      We expect that competition will increase as other established and emerging companies enter our market and as new products, services and technologies are introduced. Increased competition may result in price reductions, lower gross margins and loss of our market share. This could materially and adversely affect our business, financial condition and results of operations.

If we fail to develop new software or improve our existing software to meet or adapt to the changing needs and standards of our target market, sales of our software and services may decline

      Our future success depends upon our ability to develop and introduce new software and software enhancements which meet the needs of companies seeking to record and analyze their interactions with customers and/or deliver electronic learning to their employees. To achieve increased market acceptance of our software and services, we must, among other things, continue to:

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

      We may require substantial product development expenditures and lead-time to keep pace and ensure compatibility with new technology in our industry. If we fail to develop and introduce new software and enhancements for our existing software, our software and services may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software and services. During the years ended December 31, 2001 and 2000, we introduced five new eQuality product modules — eQuality Discover, Interactive, Response, Connect, and Now. These new modules generated less than 5% of our total license revenue during the years ended December 31, 2001 and 2000. The success of these modules is dependent upon contact centers, adoption of new technologies that will enable them to interact with their customers via e-mail and collaborative Web chat sessions and the adoption of electronic learning applications in the customer contact center. We cannot predict how quickly, if ever, contact centers will adopt this new technology. If this does not happen, it could materially and adversely affect our business, financial condition, and results of operations.

If we encounter problems with the release of the new version of our eQuality Balance product or if the product does not achieve market acceptance, it may adversely affect our future revenues and profitability

      We released for general availability version six of our eQuality Balance product in July 2001. As with any new version of a product there are significant factors that may adversely affect anticipated future revenues, including:

•	unexpected delays in the introduction and implementation of the product;
•	unexpected problems or defects with the product;
•	changes required to the integrations connections between our product and the surrounding operating environment; and
•	market acceptance of the product.

      Because of these and additional risks, both known and unknown, we cannot be certain that future revenues generated by this product will meet expectations. Failure of these revenues to develop could have a material adverse effect on our business, results of operations and financial condition.

Our products may fail to perform properly, which may cause us to incur additional expenses or lose sales

      Our software is used in a complex operating environment that requires its integration with computer and telephone networks and other business software applications. Furthermore, the hardware, software and network systems generally used in conjunction with our software, particularly telephone standards and protocols, change rapidly. The evolution of these standards may cause our products to function slowly or improperly. Poor product performance may necessitate redevelopment of our product or other costly reengineering measures which may divert our management and product development resources and funds. Due to the large number of, and variations in, computer and telephone network systems and applications, as well as the rapid changes in these products, our testing process may be unable to duplicate all possible environments in which our software is expected to perform. Any errors or defects that are discovered after we release new or enhanced software could cause us to lose revenue, cause a delay in the market acceptance of our software, damage our customer relationships and reputation and increase our service and warranty costs. All of these problems could be exacerbated as we move our product to the latest software technologies and platforms.

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

      As of March 15, 2002, we have four U.S. registered trademarks, one patent generally relating to our voice/data synchronization technology and data capture technique and six patent applications pending. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

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

Claims by other companies that our software infringes their intellectual property could require us to incur substantial expenses or prevent us from selling our software or services

      If any of our software violates the intellectual property rights of others, we may be required to reengineer or redevelop our software, seek to obtain licenses from third parties to continue offering our software without substantial reengineering, or conduct studies of such intellectual property rights so as to evaluate whether such intellectual property rights are valid or enforceable. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. Our efforts to study the intellectual property rights of third parties may not be successful and could reveal that such intellectual property rights are valid and enforceable, could be extremely costly and would likely divert valuable management and product development resources.

      In addition, in the rapidly developing technological environment in which we operate, third parties may have filed a number of patent applications, many of which are confidential when filed. If our software is found to violate these patents when they are issued or any other intellectual property of others, we may become subject to claims for infringement. An infringement claim against us could result in the loss of our proprietary rights and, whether meritorious or not, could be time-consuming, result in costly litigation or require us to pay damages or enter into royalty or licensing agreements on terms that are unfavorable to us. Royalty or licensing agreements might not be available to us on reasonable terms or at all. In addition, our customers may become subject to claims if the software they license from us is alleged to infringe the intellectual property of others.

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

      We expect that we and other participants in our industry and related industries will be increasingly subject to infringement claims as the number of competitors with patent and other intellectual property portfolios in these industries grows. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and we cannot assure you that necessary licenses or similar arrangements will be made available to us on a reasonable basis or at all. Consequently, if we become subject to an adverse determination in a judicial or administrative proceeding or we fail to obtain necessary licenses it could prevent us from producing and selling some or potentially all of the components of our software. This would have a material adverse effect on our business, financial condition and results of operations.

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

      New products may not be compatible with our software, but may be compatible with the products of our competitors. For example, our products must integrate with phone switches made by the telephone switch vendors, and computer telephony software applications offered by other software providers. If our products are not compatible with the new technologies offered by other software and hardware companies, it would have a material adverse effect on our business and results of operations.

If the market in which we sell our software and services does not grow as we anticipate, we will be unable to continue our growth

      The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. In addition, we are continuing to expand our product offering with products such as eQuality Discover. If the market for this software does not grow as quickly or become as large as we anticipate, we may not be able to continue our growth or may grow more slowly than expected. Continued growth in demand for this software remains uncertain because our potential customers may:

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

If we do not continue to expand the distribution of our products through direct and indirect sales channels, we may be unable to expand our market share or increase our revenue

      To expand our market share and revenue, attract new customers and increase sales to existing customers, we will need to expand our direct and indirect channels of distribution. Although we received approximately 98% of our revenue from direct sales for the year ended December 31, 2001, we will require an increase in our direct sales to achieve our growth plans. To accomplish this, we will need to expand our direct sales force by hiring additional sales personnel and management, and increase the number of relationships we have with companies that provide us with customer referrals or leads for new business. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in finding new sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to find an adequate number of new sales personnel meeting our specific needs. If the personnel we hire are less qualified, it may take us more time to train them and they may take a longer time to reach an acceptable level of productivity. We cannot assure you that we will be able to hire the necessary sales personnel and management on reasonable terms, or at all. Moreover, we will be required to train any new personnel, and the new personnel may not reach full productivity for a long period of time.

      We also intend to derive revenue from our indirect sales channel through relationships with companies that resell our software. In particular, we intend to use resellers to increase our sales internationally and to market our software to small and medium contact centers.

      Through December 31, 2001, we have entered into agreements with only a small number of companies that resell our software and companies that provide us with customer referrals. For the years ended December 31, 2001 and 2000, approximately 2% and 8%, respectively, of our revenue was generated through these resellers. When we enter into agreements with these companies, they are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional companies on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

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

If we need additional financing to maintain or expand our business, it may not be available on favorable terms, or at all

      Although we believe our current cash and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future, we may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available to us on favorable terms, or at all. If we raise additional funds by issuing equity securities, the ownership interest of our stockholders would be significantly diluted, and any additional equity securities we issue may have rights, preferences or privileges senior to the rights of our stockholders. Also, the terms of any additional financing we obtain may significantly limit our future financing and operating activities. If we need funds and cannot raise them on acceptable terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

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

Seasonal trends in sales of business software or customer interaction levels may affect our quarterly revenue

      The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by slightly longer sales cycles related to holiday and vacation schedules. We believe that these fluctuations are caused in part by customer buying patterns, which are influenced by year-end budgetary pressures and by sales force commission structures. Customer interaction centers typically experience much higher volumes of customer contact during and immediately following the year-end holiday season. As a result, many customers may elect to defer installation of our software during this time. This has caused us to experience, and we expect to continue to experience, seasonal fluctuations in our revenue.

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

      Our future success also depends upon the continued service of our executive officers, particularly our Chairman and Chief Executive Officer, David Gould. We have an employment agreement with Mr. Gould and limited non-compete agreements with all of our executive officers. However, any of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of the services of our executive officers or other key personnel could materially and adversely affect our business. In addition, if one or more of our executive officers or key employees were to join one of our competitors or otherwise compete with us, it could harm our business.

Our failure to properly manage our rapid growth could strain our resources and make it difficult to support our future operations

      Our business could suffer if we fail to effectively manage our growth. Our revenue increased approximately 41% and 91% during the years ended December 31, 2001 and 2000, respectively, from the previous year. Although we expect revenue to grow on an annual basis, we do not expect to maintain this same rate of revenue growth year over year. From December 31, 2000 to December 31, 2001, the number of our employees increased from approximately 275 to 327. This growth in our revenue and number of employees has placed, and will continue to place, a significant strain on our management, personnel, systems, controls and other resources. If we are unable to effectively manage our growth, it may be difficult to support our future operations. To manage growth effectively, we must:

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

Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

      At March 15, 2002, our executive officers and directors and their affiliates together controlled approximately 27% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of Witness Systems and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Future sales of common stock and the rights of some of our stockholders to register sales of their stock could adversely affect the market price of our stock

      Sales of a substantial number of shares of our common stock can cause the market price of our common stock to decline or can make it more difficult for us to raise funds through the sale of equity in the future. The shares of common stock sold in our initial public offering generally are freely tradable without restriction. At March 15, 2002, 6,676,530 shares of common stock outstanding are restricted securities as defined in Rule 144 under the Securities Act. The holders of these shares of common stock may sell them in the future without registration under the Securities Act if they comply with Rule 144, Rule 701 or any other applicable exemption under the Securities Act.

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

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

      None.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements, together with related notes and the report of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 14.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

       Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2002 Annual Meeting of Stockholders proposed to be held on May 29, 2002, and the information included therein is incorporated herein by reference.

Item 10.     Directors and Executive Officers of Registrant

      The information required by this Item is incorporated by reference from the Proxy Statement under the headings “Election of Directors” and “Executive Compensation.”

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a) The following documents are filed as part of this report:

      b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 2001.

      (c) Exhibits

Exhibit
Number		Description

3.1(2)	—	Fifth Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	—	Amended and Restated Bylaws of the Company.
4.1(2)	—	See Exhibit 3.1 for provisions of the Fifth Amended and Restated Certificate of Incorporation of the Company defining rights of the holders of Common Stock of the Company.
4.2(4)	—	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.3(1)	—	Specimen Stock Certificate.
10.1(1)	—	Office Lease Agreement between Regency Park West Associates, L.P. and the Company, dated April 15, 1997.
10.2(3)	—	Lease Agreement between Company and Colonial Center at Mansell Overlook/ Colonial Business Center dated July 28, 2000.
10.3(1)	—	Amended and Restated Stock Incentive Plan of the Company.
10.4(2)	—	Amendment No. 1 to the Company’s Amended and Restated Stock Incentive Plan
10.5(5)	—	Form of Stock Option Grant Certificate.
10.6(1)	—	Form of Amendment to Stock Option Grant Certificate between the Company and certain of the officers of the Company.
10.7(4)	—	Employee Stock Purchase Plan of the Company.
10.8(1)	—	Employment Agreement entered into between David B. Gould and the Company effective February 2, 1999.
10.9(1)	—	Amendment No. 1 to Employment Agreement entered into between David B. Gould and the Company, dated as of August 2, 1999.
10.10*	—	Promissory Note dated March 15, 2002, between the Company and David Gould.
10.11*	—	Form of Pledge Agreement between the Company and David Gould.
10.12(1)	—	Restricted Stock Award Agreement dated March 31, 1999, between the Company and David Gould.
10.13(1)	—	Amended and Restated Registration Rights Agreement dated as of August 2, 1999, as amended, among the Company and certain shareholders of the Company.
10.14(1)	—	Subsidiary License and Distribution Agreement.
10.15(1)	—	Form of Indemnification Agreement for executive officers and directors of the Company.
21.1*	—	List of subsidiaries.
23.1*	—	Independent Auditors’ Report on Financial Statement Schedule of KPMG LLP.
23.2*	—	Independent Auditors’ Consent of KPMG LLP.

*	Filed herewith

(1)	Incorporated by reference to exhibits previously filed with the Company’s Registration Statement on Form S-1 (File No. 333-91383)
(2)	Incorporated by reference to exhibits previously filed with the Company’s Registration Statement on Form S-8 (File No. 333-67416)
(3)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
(4)	Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
(5)	Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

WITNESS SYSTEMS, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Witness Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

January 25, 2002

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,209	$29,590
Restricted cash	1,088	—
Short-term investments	32,500	34,747
Accounts receivable, net of allowance for doubtful accounts of $1,454 in 2001 and $775 in 2000	13,765	8,278
Prepaid and other current assets	3,503	2,775

Total current assets	74,065	75,390
Restricted cash and investments	4,170	3,660
Property and equipment, net	5,230	4,907
Intangible and other assets, net	701	2,509

	$84,166	$86,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,343	$2,770
Accrued expenses	6,564	8,592
Deferred revenue	8,205	5,516

Total current liabilities	18,112	16,878

Total liabilities	18,112	16,878

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 22,479,360 and 21,907,593 shares issued and outstanding at December 31, 2001 and 2000, respectively	225	219
Additional paid-in capital	96,224	94,565
Accumulated deficit	(27,985)	(22,805)
Notes receivable for stock	(2,322)	(2,413)
Accumulated other comprehensive (loss) income	(88)	22

Total stockholders’ equity	66,054	69,588

	$84,166	$86,466

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenue:
License	$39,926	$30,307	$16,706
Services	21,852	13,601	6,221
Hardware	—	—	46

Total revenue	61,778	43,908	22,973

Cost of revenue:
License	602	436	327
Services	9,704	7,681	3,921
Hardware	—	—	46

Total cost of revenue	10,306	8,117	4,294

Gross profit	51,472	35,791	18,679
Operating expenses:
Sales and marketing	29,339	22,587	11,585
Research and development	13,611	10,379	5,825
General and administrative	11,629	8,770	4,403
Acquired in-process research and development	4,823	—	3,506

Operating loss	(7,930)	(5,945)	(6,640)
Interest income (expense), net	2,866	3,979	(364)

Loss before provision for income taxes and extraordinary loss	(5,064)	(1,966)	(7,004)
Provision for income taxes	116	—	—

Loss before extraordinary loss	(5,180)	(1,966)	(7,004)
Extraordinary loss on early extinguishment of debt	—	(248)	—

Net loss	(5,180)	(2,214)	(7,004)
Preferred stock dividends and accretion	—	(611)	(1,815)

Net loss applicable to common stockholders	$(5,180)	$(2,825)	$(8,819)

Net loss per share (see Note 1(n) for pro forma net loss per share):
Basic and diluted:
Loss before extraordinary loss	$(0.23)	$(0.13)	$(1.37)
Extraordinary loss	—	(0.01)	—

Net loss	$(0.23)	$(0.14)	$(1.37)

Basic and diluted weighted-average common shares outstanding	22,258	19,997	6,424

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock

						Treasury Stock		Accumulated
	Number of		Additional		Notes			Other
	Shares		Paid-In	Accumulated	Receivable	Number of	Amount	Comprehensive
	Issued	Amount	Capital	Deficit	for Stock	Shares	(At Cost)	(Loss) Income	Total

	(In thousands)
Balance at December 31, 1998	8,206	$82	$137	$(13,587)	$(108)	1,260	$(1,900)	—	$(15,376)
Accretion on Series A, Series B, and Series C convertible preferred stock	—	—	(1,747)	—	—	—	—	—	(1,747)
Dividends accrued on Series A convertible preferred stock	—	—	(68)	—	—	—	—	—	(68)
Exercise of stock options	390	4	430	—	(333)	—	—	—	101
Fair value of common stock warrants issued	—	—	275	—	—	—	—	—	275
Purchase of treasury stock	—	—	—	—	—	1,800	(5,350)	—	(5,350)
Issuance of common stock for notes	880	9	1,847	—	(2,261)	(270)	405	—	—
Fair value of shares issued for acquired in-process research and development	841	8	3,473	—	—	—	—	—	3,481
Forgiveness of note receivable for stock	—	—	—	—	108	650	(76)	—	32
Comprehensive loss:
Net loss	—	—	—	(7,004)	—	—	—	—	(7,004)

Total comprehensive loss									(7,004)

Balance at December 31, 1999	10,317	103	4,347	(20,591)	(2,594)	3,440	(6,921)	—	(25,656)
Accretion on Series A, Series B, and Series C convertible preferred stock	—	—	(604)	—	—	—	—	—	(604)
Dividends accrued on Series A convertible preferred stock	—	—	(7)	—	—	—	—	—	(7)
Conversion of preferred stock upon initial public offering	10,410	104	23,344	—	—	—	—	—	23,448
Common stock issued upon initial public offering, net	4,019	40	73,197	—	—	—	—	—	73,237
Exercise of stock options and warrants	563	6	665	—	—	—	—	—	671
Shares issued under employee stock purchase plan	39	—	510	—	—	—	—	—	510
Retirement of treasury stock	(3,440)	(34)	(6,887)	—	—	(3,440)	6,921	—	—
Repayment of notes receivable for stock	—	—	—	—	181	—	—	—	181
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(75)	(75)
Unrealized gain on investments, net	—	—	—	—	—	—	—	97	97
Net loss	—	—	—	(2,214)	—	—	—	—	(2,214)

Total comprehensive loss									(2,192)

Balance at December 31, 2000	21,908	219	94,565	(22,805)	(2,413)	—	—	22	69,588
Exercise of stock options and warrants	518	5	1,174	—	—	—	—		1,179
Shares issued under employee stock purchase plan	53	1	485	—	—	—	—	—	486
Repayment of notes receivable for stock	—	—	—	—	91	—	—	—	91
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(54)	(54)
Unrealized (loss) on investments, net	—	—	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	(5,180)	—	—	—	—	(5,180)

Total comprehensive loss									(5,290)

Balance at December 31, 2001	22,479	$225	$96,224	$(27,985)	$(2,322)	—	—	$(88)	$66,054

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,

	2001	2000	1999

	(In thousands)
Cash flows used in operating activities:
Net loss before extraordinary loss	$(5,180)	$(1,966)	$(7,004)
Adjustments to reconcile net loss before extraordinary loss to net cash used in operating activities:
Depreciation and amortization	3,165	1,895	1,248
Provision for doubtful accounts	1,624	544	226
Stock issued for in-process research and development	—	—	3,481
Other noncash expenses	171	271	174
Changes in operating assets and liabilities:
Accounts receivable	(7,115)	(4,820)	(1,777)
Prepaid expenses and other assets	659	(5,038)	(1,136)
Accounts payable	583	1,100	935
Accrued expenses	(1,894)	1,547	3,203
Deferred revenue	2,689	1,791	266

Net cash flows used in operating activities	(5,298)	(4,676)	(384)

Cash flows used in investing activities:
Capital expenditures	(3,316)	(5,530)	(1,660)
Purchases of short-term investments	(40,994)	(99,637)	—
Proceeds from sales and maturities of short-term investments	46,950	66,208	—
Purchases of other assets	—	(1,664)	(500)
Allocation to restricted cash	(5,258)	—	—

Net cash flows used in investing activities	(2,618)	(40,623)	(2,160)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,064	671	101
Proceeds from employee stock purchase plan	486	510	—
Repayments of notes receivable from stockholders	91	181	—
Proceeds from issuance of common stock, net	—	73,801	—
Proceeds from long-term debt	—	—	3,000
Repayments on long-term debt	—	(2,862)	(1,801)
Purchase of treasury shares	—	—	(5,350)
Proceeds from sale of Series C convertible preferred stock, net	—	—	8,312

Net cash flows provided by financing activities	1,641	72,301	4,262

Effect of exchange rate changes on cash	(106)	(42)	—
Net (decrease) increase in cash and cash equivalents	(6,381)	26,960	1,718
Cash and cash equivalents at beginning of period	29,590	2,630	912

Cash and cash equivalents at end of period	$23,209	$29,590	$2,630

Supplemental cash flow information:
Cash paid for interest	$—	$68	$298

Cash paid for income taxes	163	—	—

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies

(a) Description of Business

      Witness Systems, Inc. and subsidiaries (the “Company”) provides customer interaction recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, Germany, Japan, Mexico and the United Kingdom.

      The Company was originally incorporated in 1988 in Georgia and was reincorporated in Delaware on March 13, 1997.

(b) Principles of Consolidation and Reclassifications

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Certain prior year amounts have been reclassified to conform with the current year presentation.

(c) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d) Revenue Recognition and Deferred Revenue

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is derived from licensing software and providing related services and is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately.

      Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Software services include installation, training and maintenance. Revenue from installation and training are recognized upon performance of the related services. Installation and training services are offered and billed as separate elements of contracts. The functionality of the software is not dependent on installation and training services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers.

      Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts collected from customers for license and software services that have not met the criteria for revenue recognition.

(e) Cash and Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company’s investments are classified as available for sale and are carried at fair market value. Unrealized holding gains and losses on such investments are reported as a part of accumulated other comprehensive income. Realized gains and losses from sales are based on the specific identification method.

      At December 31, 2001, restricted cash balances of $5.3 million were held in the form of a money market and served to collateralize supporting standby letters of credit issued in connection with the Company’s headquarters facility and office furniture leases.

(f) Prepaid and Other Current Assets

      Prepaid and other current assets consist principally of prepayments of certain operating expenses, unbilled services revenue, prepaid software royalties and investment interest receivable.

(g) Property and Equipment

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

	December 31,

	2001	2000

	(In thousands)
Property and equipment
Computer equipment	$6,275	$4,316
Software	2,874	1,950
Other equipment	1,390	1,246
Furniture and fixtures	217	987
Leasehold improvements	1,214	1,262

	11,970	9,761
Less accumulated depreciation	6,740	4,854

	$5,230	$4,907

      In December of 2000, when the corporate headquarters was relocated, the Company accelerated the depreciation of certain of its furniture and fixtures and leasehold improvements that were no longer to be utilized in the new headquarters.

(h) Intangible and Other Assets

      Other assets include principally prepaid software royalties and deposits. Intangible assets consist of purchased technology and are being amortized using the straight-line method generally over three years. During 2001 and 2000, the Company amortized to research and development expense $488,000 and $538,000 of purchased technology, respectively. There was no amortization in 1999.

(i) Impairment of Long-Lived Assets

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

(j) Advertising Costs

      We expense advertising costs as they are incurred. Advertising expenses were $665,000, $1.1 million and $191,000 in 2001, 2000 and 1999, respectively.

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

     (m) Stock Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current estimated fair value of the underlying stock exceeds the exercise price. The Company has also provided pro forma disclosures as if the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, had been used to account for its fixed plan stock options (Note 6(c)).

     (n) Computation of Historical and Unaudited Pro Forma Net Loss Per Share

      The Company has presented historical net loss per share pursuant to SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. Pursuant to SFAS No. 128, unvested stock is excluded from basic earnings per share and included in diluted earnings per share if dilutive. Pursuant to SAB No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of an initial public offering, are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. The Company has not had any such issuances or grants for nominal consideration.

      The unaudited pro forma net loss per share for the years ended December 31, 2000 and 1999 is calculated using the historical weighted-average common shares outstanding and reflecting: (1) the subsequent conversions of Series A, Series B and Series C convertible preferred stock, including conversions of accrued dividends on the Series A convertible preferred stock, into shares of the Company’s common stock, as if such conversions had occurred on January 1, 1999, or at the date of issuance, if later; and (2) the vesting of certain restricted common shares held by an officer of the Company which became fully vested upon the Company’s initial public offering in February 2000, as if such vesting became effective on the date such shares were issued (Note 5). The numerator of the calculation excludes preferred stock dividends and accretion of $611,000 and $1.8 million for the years ended December 31, 2000 and 1999, respectively.

      Following is a reconciliation of the numerator and denominator used in the calculation of historical and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,

	2001	2000	1999

Historical:
Net loss before extraordinary loss	$(5,180)	$(1,966)	$(7,004)
Preferred stock dividends and accretion	—	(611)	(1,815)

Net loss applicable to common stockholders	$(5,180)	$(2,577)	$(8,819)

Basic and diluted common shares outstanding	22,258	19,997	6,424

Basic and diluted net loss per share before extraordinary loss	$(0.23)	$(0.13)	$(1.37)

	Year Ended December 31,

	2001	2000	1999

Net loss before extraordinary loss	$(5,180)	$(1,966)	$(7,004)
Unaudited pro forma:
Historical basic and diluted common shares outstanding	22,258	19,997	6,424
Adjustment at December 31, 2000 and 1999 to reflect the initial public offering:
Conversion of Series A preferred stock	—	664	5,776
Conversion of Series B preferred stock	—	240	2,128
Conversion of Series C preferred stock	—	269	993
Vesting of restricted common shares	—	62	434

Pro forma basic and diluted common shares outstanding	22,258	21,232	15,755

Unaudited pro forma basic and diluted net loss per share before extraordinary loss	$(0.23)	$(0.09)	$(0.44)

      The Company has excluded all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 1,573,445, 2,178,846, and 14,014,876 for the years ended December 31, 2001, 2000 and 1999, respectively (see Notes 5 and 6 for further information).

     (o) Business and Credit Concentration

      No customer accounted for more than 10% of the Company’s revenue in 2001, 2000 and 1999.

      The Company estimates an allowance for doubtful accounts and sales and services concessions based on the creditworthiness of its customers, general economic conditions, and other factors. Consequently, an adverse change in those factors could affect the Company’s estimate of its provision for its doubtful accounts and allowances.

     (p) Segment and Geographic Information

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires use of the “management approach” model for segment reporting. The Company operates and manages its business in one segment, that being a software and services provider to the customer interaction recording and analysis market. The Company markets its products worldwide. The Company’s revenue derived from customers outside the United States, principally in Canada, the United Kingdom, Australia, Mexico and Japan were $10 million, $3.9 million and $1.5 million in 2001, 2000 and 1999, respectively. All significant long-lived assets are located in the United States.

     (q) Fair Value of Financial Instruments

      At December 31, 2001 and 2000, the Company’s financial instruments included cash and cash equivalents, short-term and long-term investments, accounts receivables and accounts payable. The Company believes all of the financial instruments’ recorded values approximate current values because of the short maturities of these instruments (Note 3).

     (r) Foreign Currency

      For most of the Company’s foreign subsidiaries and operations, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity and other comprehensive (loss) income. Gains and losses from foreign currency denominated transactions are included in other income (expense) and are not material.

     (s) Recent Accounting Pronouncements

      In November 2001, the staff of the Financial Accounting Standards Board (“FASB”) issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. Historically, the Company has recorded reimbursements as a reduction of services cost of revenue and as a result of this pronouncement, the Company will include these amounts in revenue. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s results of operations or financial position. However, the adoption of this pronouncement will reduce gross profit margins and other measures of profitability to revenues.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. This SFAS is effective for fiscal years beginning after December 15, 2001. The adoption of this SFAS will not have a material impact on the Company’s results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This SFAS is effective for fiscal years beginning after June 15, 2002. The adoption of this SFAS will not have a material impact on the Company’s results of operations or financial position.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Most other intangible assets will continue to be amortized over their useful lives. Goodwill and intangibles assets acquired after June 30, 2001 will be subject to the new rules. The adoption of this SFAS will not have a material impact on the Company’s results of operations or financial position.

(2)	Acquired In-Process Research and Development and Related Charges

      In 2001 and 1999, the Company purchased software-based research and development from third parties totaling $4.8 million and $3.5 million, respectively. The Company recorded an expense for these purchases when they acquired the assets and classified the expense as acquired in-process research and development (“IPR&D) in the accompanying consolidated statements of operations.

      The IPR&D purchase in 1999 related to the development of technology to store and retrieve substantially larger volumes of data than the Company’s software was previously capable of storing and retrieving. The Company purchased this technology in exchange for 841,120 shares of its common stock valued at $4.14 per share. As a result, the Company recorded a charge of $3.5 million in the accompanying consolidated statement of operations. At the time of the purchase, the Company estimated that it would take up to a year to complete the development of this technology and that it would cost an additional $3.3 million to complete these efforts.

      During 2000, the Company entered into an option agreement to purchase IPR&D technologies relating to the development of electronic-media data capture and optimization. As of December 31, 2000, the option’s carrying value was $650,000 and was classified in intangible and other assets, net in the accompanying consolidated balance sheet. In March 2001, the Company paid $2.0 million to exercise this option to purchase the underlying technology. Also, during the first quarter of 2001, the Company purchased additional IPR&D for $1.1 million relating to similar development issues. At the time of the purchases, the Company estimated that it would take up to a year to complete these development projects and we estimated that we would incur at least an additional $3 million to complete these projects.

      In June 2001, the Company purchased software-based IPR&D technology relating to the development of on-line analytical processing and multi-dimensional analysis capabilities for $1.1 million. At that time, the Company estimated that it would take up to a year for us to complete the development of this technology and that it would cost at least an additional $1 million.

      At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed. At the time of each transaction, the Company estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to the Company’s ability to complete the development projects within a timeframe acceptable to the market, and failure to do so could cause its competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with its primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses.

(3) Investments

      The amortized cost and fair market value of investments available for sale as of December 31, 2001 and 2000, were as follows:

	Unrealized

December 31, 2001	Cost	Gain	Loss	Market

	(In thousands)
Cash and cash equivalents:
Cash	$1,818	—	—	$1,818
Money market fund	11,649	—	—	11,649
Auction rate securities	15,000	—	—	15,000

Total cash and cash equivalents	28,467	—	—	28,467
Less: Restricted cash and investments	(5,258)	—	—	(5,258)

	$23,209	—	—	$23,209

Short-term investments:
Auction rate securities	$3,850	—	—	$3,850
Corporate debt securities	10,927	$52	—	10,979
U.S. Government Agency securities	17,682	7	$(18)	17,671

Total short-term investments	$32,459	$59	$(18)	$32,500

	Unrealized

December 31, 2000	Cost	Gain	Loss	Market

	(In thousands)
Cash and cash equivalents:
Cash	$4,502	—	—	$4,502
Money market fund	8,699	—	—	8,699
Commercial paper	14,389	—	—	14,389
Auction rate securities	2,000	—	—	2,000

Total cash and cash equivalents	$29,590	—	—	$29,590

Short-term investments:
Commercial paper	$14,427	—	—	$14,427
Corporate debt securities	17,883	$92	—	17,975
U.S. Government Agency securities	6,000	5	—	6,005

Total short-term investments	38,310	97	—	38,407
Less: Restricted cash and investments	(3,660)	—	—	(3,660)

	$34,650	$97	—	$34,747

      At December 31, 2001, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $4.5 million and investments with maturity dates ranging from one to three years totaled $19.9 million. At December 31, 2000, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $32.4 million and investments with maturity dates ranging from one to two years totaled $6.0 million. There were no realized gains or losses during 2001 and 2000.

      At December 31, 2001 and 2000, restricted cash and investments represented the collateral pledged to secure three standby letters of credit of $4.8 million and two standby letters of credit of $3.8 million, respectively, issued in connection with the lease of the Company’s headquarters facility and office furniture (Note 10). During 2001, the Company replaced its pledged short-term investments with cash equivalents and, accordingly, reclassified them as restricted cash on the December 31, 2001 balance sheet. The letters of credit and restricted cash and investments contractually decrease over time to zero no later than May 31, 2007.

(4) Other Balance Sheet Information

      Accrued expenses consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Accrued expenses
Accrued compensation and benefits	$2,748	$2,974
Sales taxes payable	988	1,151
Accrued property and equipment payable	—	1,236
Other miscellaneous accrued expenses	2,828	3,231

	$6,564	$8,592

      Accumulated other comprehensive (loss) income consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments	$(129)	$(75)
Unrealized gain on investments, net	41	97

	$(88)	$(22)

(5) Stockholders’ Equity

     (a) Initial Public Offering

      On February 9, 2000, the Securities and Exchange Commission declared the Company’s initial public offering (“IPO”) of its common stock effective, and public trading of the registered shares commenced February 10, 2000. The initial public offering consisted of 3,800,000 newly issued shares followed by the underwriters’ exercise of their over-allotment option for 570,000 shares (219,269 of which were newly issued and 350,731 which were sold by certain stockholders). The Company received $74.8 million in proceeds, net of underwriting discounts and commissions, less offering costs of $1.5 million.

     (b) Redeemable Convertible Preferred Stock

      During 1997, the Company issued 3,184,000 shares of Series A convertible preferred stock (“Series A”) for $2.145 per share. The holders of Series A shares were entitled to participation rights and cumulative preferred dividends (payable at redemption or upon the Company’s initial public offering) at $.02145 per share per annum to be paid in Series A shares or cash. From inception date through the IPO, the Company recorded accretion and dividends due each year to the Series A stockholders. During 1998, the Company issued 1,181,954 shares of Series B convertible preferred stock (“Series B”) for $4.65 per share, resulting in net proceeds of $5.5 million. During 1999, the Company issued 1,325,028 shares of Series C convertible preferred stock (“Series C”) for $6.30 per share, resulting in net proceeds of $8.3 million.

      From each inception date through the IPO, the Company recorded accretion equal to the net proceeds received and the redemption amount, as defined through the contractual redemption date.

      In February 2000, upon the closing of the Company’s IPO, the holders of the convertible preferred stock were entitled to convert each share of the Company’s convertible preferred stock converted into 1.8 shares of the Company’s common stock resulting in the issuance of 10,409,978 shares of common stock, of which 166,211 shares represented the conversion of the Series A preferred stock dividends.

     (c) Stock Repurchases

      In August 1999, the Company entered into Stock Repurchase Agreements with three directors of the Company, under which the Company repurchased 1,800,000 shares of the Company’s common stock for

$5.4 million. Such consideration was paid concurrent with the sale of the Series C convertible preferred stock (Note 6(a)). The Company retired these shares in 2000.

     (d) Notes Receivable from Stock Sales

      In March 1999, the Company issued 879,763 shares of restricted common stock to the CEO of the Company in exchange for a note receivable of $1.5 million. In August 1999, the CEO was granted and exercised options to acquire 112,230 shares of the Company’s common stock in exchange for a note receivable of $334,000. Under the terms of such arrangements, the underlying restricted stock was fully vested and the maturity dates of the notes are February 2002 as a result of the Company’s IPO. These notes were extended subsequent to the year ended December 31, 2001 with a full recourse note vesting over a three-year period.

      In August 1999, the Company issued 269,195 shares of common stock (from treasury shares) to certain officers and directors of the Company in exchange for individual notes receivable aggregating $800,000. As of December 31, 2001, there was an aggregate remaining balance of $527,000. The remaining notes have maturity dates of February 2002 as a result of the Company’s IPO. These notes were satisfied subsequent to the year ended December 31, 2001.

     (e) Warrants

      During 1999, the Company granted, in connection with certain of its long-term debt arrangements, a warrant to purchase 117,000 shares of common stock for $2.58 per share. The warrant vested immediately and was exercised in full in April 2001. The fair value of the warrant, estimated at $198,000 in April 1999, was recorded as a debt discount and was amortized over the term of the debt. The remaining balance was written off in connection with the early extinguishment of the related debt in February 2000 (Note 8).

      During 2001, the Company paid $5,000 to cancel a performance-based warrant, which was granted during 2000, to purchase 10,000 shares of common stock for $19.25 per share.

     (f) Stock Split

      On December 27, 1999, the Company effected a 1.8-for-1 stock split which became effective immediately. All common share and per share information has been adjusted to reflect the stock split as if it had occurred at the inception of the Company.

(6) Employee Benefit Plans

     (a) Stock Incentive Plan

      As of December 31, 2001, under the 1999 Stock Incentive Plan (the “Stock Plan”) the Company’s Board of Directors may grant up to 9,159,325 shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with the Company, as defined in the Stock Plan document. The Stock Plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use under the Stock Plan. In May 2001, the stockholders approved an amendment to the Stock Plan to authorize an additional 2,000,000 shares subject to grant, and modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. Through December 31, 2001, the Company had issued 1,199,409 shares of restricted common stock awards. As of December 31, 2001, 1,104,844 shares remain available for grant under the Stock Plan.

      The Company’s Stock Plan provides for accelerated option vesting terms if the Company undergoes a change in control, as defined, and there is a change in an employee’s responsibilities as a result of the change in control. To the extent that these events occur, the Company would have a charge based on the fair market value of the options at that time.

      Options granted under the Stock Plan and approved by the Board of Directors may be incentive stock options (“ISO”), which qualify for certain U.S. tax benefits, or nonqualified stock options. Only employees are eligible to receive ISOs, which must be granted at a price not less than the estimated fair value of the stock on the grant date, or not less than 110% of the estimated fair value if granted to a participant who is a greater than 10% stockholder of the Company. Nonqualified stock options may be granted to employees and key persons at a price that may be greater than, equal to, or less than the estimated fair value of the stock on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, and typically range from three to four years. The expiration date of options granted under the Stock Plan is determined at the time of grant and may not exceed ten years from the date of the grant for a non-10% owner of the Company, or five years from the date of the grant in the case of an ISO granted to a participant who is a greater than 10% owner of the Company. Since January 2001, the Company has not granted ISOs.

      During 1999, the Company incurred a deferred stock compensation charge in the amount of $1.0 million representing the difference between the exercise price of certain stock option grants for 278,658 shares of common stock with a weighted-average exercise price of $6.99 per share and the deemed pre-IPO fair value of the Company’s common stock at the time of such grants which was $11.70 per share. The compensation is being amortized over the vesting periods, which is generally four years. For the years ended December 31, 2001, 2000 and 1999, the Company incurred $171,000, $271,000 and $13,000, respectively, in related charges that have been classified into their respective department functional areas.

      The following summarizes stock option activity:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Balance at December 31, 1998	1,550,194	$0.74
Granted	2,039,628	3.26
Exercised	(389,571)	1.11
Cancelled	(318,193)	1.10

Balance at December 31, 1999	2,882,058	$2.44
Granted	1,811,871	11.22
Exercised	(534,724)	1.25
Cancelled	(360,722)	5.76

Balance at December 31, 2000	3,798,483	$6.43
Granted	2,637,630	9.02
Exercised	(422,455)	2.52
Cancelled	(643,241)	7.94

Balance at December 31, 2001	5,370,147	$7.82

      The following table summarizes information about stock options outstanding at December 31, 2001:

				Exercisable
		Weighted-	Weighted-
		Average	Average		Weighted-
Range of	Number	Remaining	Exercise	Number	Average
Exercise Prices	Outstanding	Life	Price	of Shares	Exercise Price

$ 0.12 - $ 2.22	966,898	6.7 years	$1.29	759,345	$1.22
$ 2.23 - $ 7.95	2,222,725	8.1 years	6.69	527,251	6.59
$ 7.96 - $11.95	1,160,893	9.4 years	9.07	55,490	8.55
$11.96 - $38.25	1,019,631	9.3 years	15.04	166,945	17.03

	5,370,147			1,509,031

      The weighted-average remaining contractual life of options outstanding at December 31, 2001 was 8.4 years.

     (b) Employee Stock Purchase Plan

      The Company’s employee stock purchase plan (“ESPP”) became effective upon the Company’s IPO and there were 990,000 shares of common stock reserved for issuance. Under the ESPP, the Company’s employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year on January 1 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2001, 92,630 shares of common stock were issued under the ESPP.

     (c) Accounting for Stock-Based Compensation

      The Company applies the provisions of APB Opinion No. 25 in accounting for its Stock Plan and ESPP and, accordingly, no compensation cost has been recognized in the accompanying financial statements, except for the amounts disclosed in Note 6(a). Had the Company determined compensation cost based on the fair value at the grant date for its stock options and purchase rights under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2001	2000	1999

Historical net loss	$(5,180)	$(2,214)	$(7,004)
Pro forma net loss	(14,458)	(7,117)	(7,623)
Pro forma basic and diluted net loss per share	(0.65)	(0.36)	(1.47)

      The weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $7.23, $10.27 and $1.65 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 — assumed volatility of 90%, expected dividend yield of 0%, risk-free interest rate of 4.5%, and an expected life of 7.5 years; 2000 — assumed volatility of 120%, expected dividend yield of 0%, risk-free interest rate of 5.8%, and an expected life of 7.5 years; 1999 — assumed volatility of 0%, expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of 7.3 years.

      The weighted-average fair value of the employee’s purchase rights under the ESPP granted during 2001 and 2000 was $5.09 and $10.53 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: for each of the two six-month periods in 2001 — assumed volatility of 90%, expected dividend yield of 0%, and risk-free interest rate of 4.5%; 2000 — assumed volatility of 120%, expected dividend yield of 0%, and risk-free interest rate of 5.8%.

(d) Retirement Plan

      The Company maintains a U.S. tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute by salary reduction up to 20% of eligible compensation, subject to U.S. Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions. The Company contributed $315,000 and $204,000 in 2001 and 2000, respectively. No Company contributions were made prior to 2000.

(7) Income Taxes

      The components of the provision for income taxes for 2001 are as follows (in thousands):

	Current	Deferred	Total

Federal	$52	—	$52
State	32	—	32
Foreign	32	—	32

Total	$116	—	$116

      During 2000, and 1999, no income taxes were recorded because the Company and its subsidiaries did not earn operating profits and had no recognizable benefits. Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Computed “expected” tax benefit	$(1,732)	$(753)	$(2,381)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(186)	(54)	(269)
Nondeductible meals & entertainment	127	113	85
Other nondeductible items	(206)	(33)	19
Income tax effect attributable to foreign operations at different rates	(160)	272	—
Generation of research and experimentation credit carryforward	(332)	(100)	—
Other, net	16	2	(228)
Increase in valuation allowance	2,589	553	2,774

	$116	$—	$—

      The income tax effects of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are presented below (in thousands):

	December 31,

	2001	2000

Deferred income tax assets:
Allowance for bad debts	$589	$309
Accruals not deducted for tax	184	462
Property and equipment, principally due to differences in depreciation	2,458	1,886
Net operating loss and research and experimentation credit carryforwards	5,542	3,478

Total gross deferred income tax assets	8,773	6,135
Less valuation allowance	(8,530)	(5,941)

Net deferred income tax assets	243	194
Deferred income tax liabilities:
Deferred stock compensation	(243)	(194)

	$—	$—

      The net change in the valuation allowance for deferred income tax assets for 2001, 2000, and 1999 was an increase of $2.6 million, $0.6 million, and $2.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

      As a result of the exercise of certain stock options during 2001, 2000 and 1999, the Company is entitled to a tax deduction of approximately $2.0 million to be applied against future taxable income generated by the Company, if any. In accordance with APB Opinion No. 25, any income tax benefit derived from this deduction will be reflected as additional paid-in capital at the time the Company recognizes such income tax benefit.

      At December 31, 2001, the Company has net operating loss and research and experimentation credit carryforwards for U.S. federal income tax purposes of $6.7 million and $0.7 million, respectively, which expire in varying amounts beginning in the year 2014. The Company also has incurred foreign losses in the amount of $6.1 million, which are available to offset future taxable income in foreign jurisdictions. These foreign losses expire in varying amounts beginning in 2005.

      Losses before income taxes from foreign operations were ($2.6) million, ($3.3) million, and ($0.7) million in 2001, 2000, and 1999, respectively. Income (losses) before income taxes from U.S. operations were ($2.5) million, $1.0 million, and ($6.3) million in 2001, 2000, and 1999, respectively.

(8) Long-Term Debt

      In February 2000, the Company used a portion of the proceeds from its IPO to repay all of its existing borrowings under its financing arrangements. As a result, the Company incurred an extraordinary loss on the early extinguishment of debt of $248,000.

(9) Other Costs

      During 1999, the Company incurred $315,000 of severance costs for terminated executives and $350,000 for bonus and relocation costs in connection with recruiting a new executive. Such costs were charged to each department’s functional area of the organization, accordingly.

(10) Commitments and Contingencies

      During 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force’s abstract No. 94-3, the Company estimated that the net costs associated with its then existing facilities, which are under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000. During 2001, two of the sublessees were unable to fulfill their obligations and the subleases were terminated. As a result, the Company recorded an additional obligation of $155,000 in 2001 for the additional estimated loss. As of December 31, 2001, the remaining accrual balance was $154,000.

      The Company executed three irrevocable standby letters of credit to secure the new corporate headquarters facility and furniture leases in the aggregate amount of $4.8 million as of December 31, 2001. The letters of credit and related restricted funds have decreasing schedules that ultimately expire in 2002 and 2007, which correspond with their classification on the accompanying balance sheets.

      The Company leases its office facilities, including its corporate headquarters, and certain office equipment under various noncancelable operating lease agreements that expire at various times through 2007. Future minimum payments under these leases at December 31, 2001, are as follows (in thousands):

December 31,

2002	$3,328
2003	2,594
2004	2,589
2005	2,622
2006	2,666
Thereafter	2,483

$16,282

      The future minimum payments exclude sublease income on a noncancelable lease of $59,000 due in the future. Rent expense for the years ended December 31, 2001, 2000, and 1999 was $3.4 million, $2.1 million, and $0.7 million respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to Costs	Charged to		Balance at
	Beginning of Year	and Expenses	Revenue	Deductions	End of Year

Allowance for Doubtful Accounts:
Year ended December 31, 2001	$775	$1,624	$—	$(945)	$1,454
Year ended December 31, 2000	438	544	—	(207)	775
Year ended December 31, 1999	300	226	—	(88)	438
Sales Allowances:
Year ended December 31, 2001	229	—	120	(235)	114
Year ended December 31, 2000	225	—	170	(166)	229
Year ended December 31, 1999	225	—	47	(47)	225
Hardware Warranty Reserve:
Year ended December 31, 2001	90	—	—	(72)	18
Year ended December 31, 2000	163	—	—	(73)	90
Year ended December 31, 1999	217	—	—	(54)	163

SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITNESS SYSTEMS, INC.

Dated: March 29, 2002

By: /s/ DAVID B. GOULD

David B. Gould
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ DAVID B. GOULD David B. Gould	Chairman of the Board, President and Chief Executive Officer	March 29, 2002

/s/ JON W. EZRINE Jon W. Ezrine	Chief Financial Officer and Assistant Secretary	March 29, 2002

/s/ THOMAS J. CROTTY Thomas J. Crotty	Director	March 29, 2002

/s/ JOEL G. KATZ Joel G. Katz	Director	March 29, 2002

/s/ PETER SINISGALLI Peter Sinisgalli	Director	March 29, 2002

/s/ DAN LAUTENBACH Dan Lautenbach	Director	March 29, 2002