Form 10-Q
period 2002-03-31
WITNESS SYSTEMS INC
filed 2002-05-13
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-29335

WITNESS SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2518693 (I.R.S. Employer Identification No.)
300 Colonial Center Parkway Roswell, Georgia (Address of Principal Executive Offices)	30076 (Zip Code)

Registrant's telephone number, including area code 770-754-1900

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2002
Common Stock, par value $.01 per share	22,704,914

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURES		32

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$25,345	$23,209
Restricted cash	1,105	1,088
Short term investments	31,372	32,500
Accounts receivable, net of allowance for doubtful accounts of $1,435 at March 31, 2002 and $1,454 at December 31, 2001	13,166	13,765
Prepaid and other current assets	3,252	3,503

Total current assets	74,240	74,065
Restricted cash and investments	4,123	4,170
Property and equipment, net	6,033	5,230
Intangible and other assets, net	653	701

	$85,049	$84,166

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,093	$3,343
Accrued expenses	6,708	6,564
Deferred revenue	8,950	8,205

Total current liabilities	17,751	18,112
Total liabilities	17,751	18,112

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,0000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,616,091 and 22,479,360 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	226	225
Additional paid-in capital	96,125	96,224
Accumulated deficit	(27,158)	(27,985)
Notes receivable for stock	(1,470)	(2,322)
Accumulated other comprehensive loss	(425)	(88)

Total stockholders' equity	67,298	66,054

	$85,049	$84,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenue:
License	$10,732	$10,759
Services	7,492	4,456

Total revenue	18,224	15,215

Cost of revenue:
License	154	184
Services	2,812	2,654

Total cost of revenue	2,966	2,838

Gross profit	15,258	12,377
Operating expenses:
Sales and marketing	8,283	7,087
Research and development	3,773	3,619
General and administrative	2,681	2,494
Acquired in-process research and development and related charges	—	3,723

Operating income (loss)	521	(4,546)
Interest and other income, net	380	1,008

Income (loss) before provision for income taxes	901	(3,538)
Provision for income taxes	74	84

Net income (loss)	$827	$(3,622)

Net income (loss) per share:
Basic	$0.04	$(0.16)

Diluted	$0.03	$(0.16)

Weighted-average common shares outstanding:
Basic	22,572	22,052

Diluted	24,358	22,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$827	$(3,622)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	972	873
Other non-cash items	30	110
Changes in operating assets and liabilities:
Accounts receivable	832	(2,090)
Prepaid and other assets	306	488
Accounts payable	(1,248)	(341)
Accrued expenses	(544)	(2,304)
Deferred revenue	511	560

Net cash provided by (used for) operating activities	1,686	(6,326)

Cash flows from investing activities:
Purchases of property and equipment and other assets, net	(1,041)	(1,084)
Purchases of investments	(14,563)	(2,000)
Maturities of investments	15,350	25,950
Allocation from restricted cash	30	—

Net cash (used for) provided by investing activities	(224)	22,866

Cash flows from financing activities:
Proceeds from exercise of stock options	717	472
Other	(43)	41

Net cash provided by financing activities	674	513

Net change in cash and cash equivalents	2,136	17,053
Cash and cash equivalents at beginning of period	23,209	29,590

Cash and cash equivalents at end of period	$25,345	$46,643

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$155

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
(unaudited)

1. General and Basis of Presentation

        Witness Systems, Inc. and subsidiaries (the "Company") provides customer interaction recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with other offices in the United States, Canada, Mexico, Brazil, the United Kingdom, the Netherlands, Germany, Japan and Australia. The Company was originally incorporated in 1988 in Georgia and was reincorporated in Delaware on March 13, 1997.

        The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

        The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the U.S. Securities and Exchange Commission.

2. Significant Accounting Policies

        Revenue Recognition and Deferred Revenue.    The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is derived from licensing software and providing related services including maintenance. Revenue is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately.

        Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Services revenue includes installation, training, consulting, maintenance and reimbursable out-of-pocket expenses. Revenue from installation, training and consulting services are recognized upon performance of the related services and are offered and billed as separate elements of contracts. Reimbursable out-of-pocket expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software is not dependent on installation and training services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers.

3. Net Income (Loss) Per Share

        The following table presents the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
	2002	2001
	(in thousands, except per share amounts)
Net income (loss)	$827	$(3,622)

Average shares of common stock outstanding:
Basic	22,572	22,052
Effect of stock options	1,786	—

Diluted common shares outstanding	24,358	22,052

Net income (loss) per share:
Basic	$0.04	$(0.16)

Diluted	$0.03	$(0.16)

        For the three months ended March 31, 2001, the Company has excluded the weighted-average of all outstanding stock options from the calculation of diluted net loss per common share because all such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share for the three months ended March 31, 2001 was 1,768,328.

4. Notes Receivable from Stock Sales

        In 1999, the Company issued 879,763 shares of restricted common stock to the CEO of the Company in exchange for a note receivable of $1.5 million. Also in 1999, the CEO was granted and exercised options to acquire 112,230 shares of the Company's common stock in exchange for a note receivable of $334,000. Under the terms of such arrangements, the underlying restricted stock was fully vested and the maturity dates of the notes were February 2002 as a result of the Company's initial public offering ("IPO") in February 2000. During the first quarter of 2002, the Company refinanced the $1.8 million notes in part with a full recourse note for approximately $1.5 million and the remaining balance was satisfied by delivering, at current fair market value, mature shares of common stock to the Company, which were retired immediately. The $1.5 million note receivable has floating monthly interest of 325 basis points over the Federal Funds Rate and is payable in three equal payments of principal and interest due annually through February 2005.

        In 1999, the Company issued 269,195 shares of common stock, from treasury shares to certain officers and directors of the Company in exchange for individual notes receivable aggregating $800,000 which were due in February 2002 as a result of the Company's IPO. Certain officers paid their notes in full prior to maturity totaling $273,000. During the first quarter of 2002, the remaining notes totaling $527,000 were satisfied by delivering, at current fair market value, mature shares of the Company's common stock to the Company, which were retired immediately.

5. Acquired In-process Research and Development and Related Charges

        During 2000, the Company entered into an option agreement to purchase in-process research and development ("IPR&D") technology which had a carrying value of $650,000. In March 2001, the Company paid $2.0 million to exercise this option to purchase the underlying technology. Also, during the first quarter of 2001, the Company purchased additional IPR&D technology for $1.1 million relating to similar development projects. At the time of the purchases, the Company estimated that it would take up to a year to complete these development projects and estimated that it would incur at least an additional $3 million to complete these projects. These projects were successfully completed by the end of 2001.

        At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86. At the time of each transaction, the Company estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to the Company's ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused the Company's competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with the Company's primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, the Company recorded charges totaling $3.7 million as acquired IPR&D in the accompanying 2001 condensed consolidated statement of operations.

6. Comprehensive Income (Loss)

        The following table presents the components of total comprehensive income (loss), net of income tax, and accumulated other comprehensive loss:

	Three months ended March 31,
	2002	2001
	(in thousands)
Net income (loss)	$827	$(3,622)
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(38)	(52)
Unrealized net holding (loss) gain on investments	(299)	82

Total comprehensive income (loss), net of income tax	$490	$(3,592)

	March 31,	December 31,
	2002	2001
	(in thousands)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	$(167)	$(129)
Unrealized net holding (loss) gain on investments	(258)	41

Total accumulated other comprehensive loss, net of income tax	$(425)	$(88)

7. Relocation of Corporate Headquarters and Restricted Cash

        During 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force's abstract No. 94-3, the Company estimated that the net costs associated with its then existing facilities, which are under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000. During 2001, two of the sublessees were unable to fulfill their obligations and the subleases were terminated. As a result, the Company recorded an additional obligation of $155,000 in 2001 for the additional estimated loss. As of March 31, 2002, the remaining accrual balance was $157,000.

        The Company provided three irrevocable standby letters of credit in the aggregate amount of $4.9 million to secure the new corporate headquarters facility and furniture leases. The Company pledged cash and short-term investments of $5.4 million as collateral on the letters of credit. The letters of credit and related restricted funds have decreasing schedules that ultimately expire in 2002 and 2007, which correspond with their classification on the accompanying condensed consolidated balance sheets.

8. Geographic Information

        The Company's revenue derived from customers outside North America, which includes the United States and Canada, was $2.4 million and $1.2 million in the first quarter of 2002 and 2001, respectively. International revenue was derived from customers in Europe, Latin America and Asia Pacific.

9. Recent Accounting Pronouncements

        In November 2001, the Financial Accounting Standards Board ("FASB") issued Topic D-103, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. Topic D-103 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. The Company has historically recorded reimbursements as a reduction of services cost of revenue. Effective January 1, 2002, the Company adopted the policies outlined in Topic D-103 and reclassified $126,000 of reimbursed out-of-pocket expenses to services revenue and cost of services revenue leaving gross profit unchanged for the three months ended March 31, 2001. Gross profit margin decreased to 81% from 82% for the three months ended March 31, 2001 after the effect of Topic D-103.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. This SFAS is effective for fiscal years beginning after December 15, 2001. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This SFAS is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its results of operations or financial position.

        In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Most other intangible assets will continue to be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 are subject to the new rules. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

10. Subsequent Event

        In April 2002, the Company secured a $7.5 million revolving line of credit from a bank which matures on April 2, 2003. All borrowings under the line of credit bear interest at the bank's prime rate, which was 4.75% on April 3, 2002. The revolving line of credit is secured by all assets of the Company and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined by the agreement. To date, the Company has not borrowed any funds under the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward- looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

        We are a leading global provider of customer interaction recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships. By using our browser-based architecture to capture samples of customer interactions taking place in the contact center, and then sharing them with other departments via e-mail and Web links, organizations can enhance the quality of customer interactions across multiple communications media — including the telephone, e-mail and the Internet. As a fully integrated, closed-loop performance optimization solution, our software enables companies to record, evaluate, analyze and learn from customer contacts, allowing them to generate additional revenue opportunities, improve profitability, develop customer sales/service representatives' skill sets, enhance customer retention and achieve greater customer loyalty. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        During the first quarter of 2002, many of our prospects and customers extended their software purchasing processes, making it more difficult to predict when a particular sale will occur. As a result of this decreased visibility into the length of our sales cycle, we expect that our second quarter 2002 revenue will be less than our revenue for the first quarter of 2002. We cannot predict how long any economy related trends will continue or the extent to which this economic uncertainty will continue to impact our prospects and customers. A deterioration in the economy, a reduction in the level of corporate spending for information technology or other matters may cause us to experience a material adverse effect on our business, financial condition and results of operations.

Sources of Revenue and Revenue Recognition Policy

        We derive our revenue from licensing our software and providing related services. We primarily utilize a direct sales organization, select resellers and a variety of strategic marketing alliances to reach our target customer base. Although, historically, more than 90% of our license revenue has been derived from our direct sales force, we expect a greater proportion of future license revenue will be derived from resellers in 2002.

        Revenue is allocated to each element of the arrangement based on their relative fair values, which is established by the price charged when the respective element is sold separately. License revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Services revenue includes installation, training, consulting, maintenance and reimbursable out-of-pocket expenses revenue. Revenue from installation, training and consulting services are recognized upon performance of the related services. Reimbursable out-of-pocket expenses revenue is recognized upon incurrence of the related expenses.

        Services are traditionally offered and billed as separate elements of contracts on either a time-and-material basis or a fixed service fee plus out-of-pocket expense reimbursement basis. The functionality of the software is not dependent on these services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on an if-and-when available basis. Maintenance revenue, which is generally billed annually in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During the first quarter of 2002, 99% of active customer installation sites renewed their annual maintenance contracts.

        During the first quarter of 2002 and 2001, approximately 88% and 92%, respectively, of revenue was derived from customers within North America, including the U.S. and Canada. We expect that a greater proportion of future revenue will be derived from international markets and may be denominated in the currency of the applicable market.

        Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which product is licensed, the number of software products licensed, the number of installation sites and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license our software products usually receive the software on compact disc.

Cost of Revenue and Operating Expenses

        Cost of license revenue primarily consists of royalties due to third parties and packaging costs. Cost of services revenue for installation, training, consulting and maintenance services includes personnel costs and related expenses and allocations of facilities, communications and depreciation expense. Personnel costs include salaries, benefits, stock-based compensation and out-of-pocket expenses. We classify all charges to the operating expense categories based on the nature of the expenditures. We allocate the costs for facilities, communications and depreciation to each of the functional areas based on use. These allocated charges include rent for corporate offices and furniture, communication charges and depreciation and amortization expenses for office equipment and leasehold improvements.

        Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses consist primarily of personnel costs, sales commissions, promotional expenses, public relations, and tradeshows, as well as allocations of facilities, communications and depreciation expense. Research and development expenses consist primarily of personnel costs to support product development, as well as allocations of facilities, communications and depreciation expense. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material. General and administrative expense consists primarily of personnel costs for accounting, information technology, human resources, legal and facilities, as well as provisions for allowance for doubtful accounts and allocations of facilities, communications and depreciation expense.

        We had 358 full-time employees at March 31, 2002, up from 327 at December 31, 2001 and 305 at March 31, 2001. We anticipate that operating expenses will increase over time as we increase sales and marketing operations, develop new distribution channels, fund ongoing research and development, broaden professional services offerings, improve operational and financial systems and support our growth internationally.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, intangible assets, research and development and software development costs and provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record provisions for estimated sales allowances on product and service related revenues in the same period as the related revenues are recorded. These estimates are based on historical sales allowances, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future credits, revenues could be overstated.

        Allowance for Doubtful Accounts.    We perform ongoing evaluations of our customers and continuously monitor collections and payments and maintain a provision for allowance for doubtful accounts for estimated losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

        Impairment of Long-lived Assets and Intangible Assets.    We evaluate the recoverability of property and equipment and intangible assets by comparing the carrying amount of the asset against the estimated undiscounted cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, we use the fair value in determining the amount of impairment loss that should be recorded. The determination of undiscounted net operating cash flows requires management to make estimates.

        Research and Development and Software Development Costs.    We evaluate the establishment of technological feasibility of our products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility is not established until the completion of a working model. To date, software development costs incurred after technological feasibility has been established have not been material. Therefore, we have charged all such costs to research and development in the period incurred.

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

Results of Operations

        The following table sets forth the results of operations for the three months ended March 31, 2002 and 2001 expressed as a percentage of total revenue.

	Three months ended March 31,
	2002	2001
Revenue:
License	59%	71%
Services	41	29

Total revenue	100	100

Cost of revenue:
License	1	1
Services	15	18

Total cost of revenue	16	19

Gross profit	84	81
Operating expenses:
Sales and marketing	45	47
Research and development	21	24
General and administrative	15	16
Acquired in-process research and development and related charges	—	24

Operating income (loss)	3	(30)
Interest and other income, net	2	7

Income (loss) before provision for income taxes	5	(23)
Provision for income taxes	—	1

Net income (loss)	5%	(24)%

Revenue

        Total revenue increased 20% to $18.2 million in the first quarter of 2002 from $15.2 million in the first quarter of 2001. This increase was primarily attributable to the growth in maintenance services revenue as a result of the number of customer sites, which grew to 970 sites at the end of the first quarter of 2002 from 641 sites at the end of the first quarter of 2001 and, to a lesser extent, the growth in installation and training services.

        License revenue remained relatively constant at $10.7 million in the first quarter of 2002 from $10.8 million in the first quarter of 2001, representing 59% and 71% of total revenue. The decrease of license revenue as a percentage of total revenue was a result of increased services revenue, as discussed below. During the first quarter of 2002 and 2001, 43% and 74% of license revenue was attributable to new customers, respectively. The percentage decrease in revenue attributable to new customers was partially due to a longer sales cycle for new customers in the first quarter of 2002 compared to the first quarter of 2001 and also demonstrates the strength of repeat orders we consistently receive from our existing customers.

        Services revenue, consisting of installation, training, consulting and maintenance services revenue, as well as reimbursable out-of-pocket expense revenue, increased 68% to $7.5 million in the first quarter of 2002 from $4.5 million in the first quarter of 2001, representing 41% and 29% of total revenue, respectively. Maintenance revenue increased due to new customer sites and renewals of annual maintenance contracts from existing customer sites. Installation and training revenue increased due to a related increase in the number of customer sites installed during the first quarter of 2002 compared to the first quarter of 2001.

Cost of Revenue

        Total cost of revenue increased 5% to $3.0 million in the first quarter of 2002 from $2.8 million in the first quarter of 2001. Gross profit margins increased to 84% in the first quarter of 2002 from 81% in the first quarter of 2001 due primarily to an increased proportion of maintenance revenue and an increase in installation and training productivity.

        Cost of license revenue decreased 16% to $154,000 in the first quarter of 2002 from $184,000 in the first quarter of 2001, representing 1% of total revenue, respectively. Although cost of license decreased in the first quarter of 2002, we expect cost of license revenue to increase over time as a greater proportion of revenue is derived from products containing third-party software components.

        Cost of services revenue increased 6% to $2.8 million in the first quarter of 2002 from $2.7 million in the first quarter of 2001. This increase was primarily a result of an increase in the number of employees engaged in customer maintenance services. Cost of services revenue as a percentage of services revenue decreased to 38% in the first quarter of 2002 from 60% in the first quarter of 2001. This improvement was due primarily to the increased productivity in the installation and training groups in the first quarter of 2002. We expect to continue growing our customer service organization over time and, therefore, we anticipate that the absolute dollars will increase as we grow our customer base, however, we do not anticipate cost of services revenue as a percentage of services revenue to change significantly during 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expense increased 17% to $8.3 million in the first quarter of 2002 from $7.1 million in the first quarter of 2001. This increase was due primarily to increases in sales personnel and increased marketing activities in Europe and Asia Pacific. As a percentage of total revenue, sales and marketing expenses decreased to 45% in the first quarter of 2002 from 47% in the first quarter of 2001. We expect sales and marketing expense to increase in absolute dollars as we continue to promote our products and services on a world-wide basis. We expect sales and marketing expenses to decrease as a percentage of total revenue for the year ended December 31, 2002.

        Research and Development.    Research and development expense increased 4% to $3.8 million in the first quarter of 2002 from $3.6 million in the first quarter of 2001, representing 21% and 24% of total revenue, respectively. We expect research and development expense to increase in absolute dollars as we continue to commit substantial resources to enhancing existing product functionality and to developing new products. As a percentage of total revenue, we expect research and development expense to remain fairly constant throughout 2002.

        General and Administrative.    General and administrative expense increased 7% to $2.7 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001 primarily due to an increase in the number of employees and related expenses in the finance and administrative functions to manage our international expansion. As a percentage of total revenue, general and administrative expense decreased to 15% in the first quarter of 2002 from 16% in the first quarter of 2001. We expect general and administrative expense to increase in absolute dollars as we continue to add infrastructure to support a growing organization and continue to invest in our international expansion. As a percentage of total revenue, we expect general and administrative expense to remain fairly constant throughout 2002.

        In-Process Research and Development and Related Charges.    During 2000, we entered into an option agreement to purchase in-process research and development ("IPR&D") technology which had a carrying value of $650,000. In March 2001, we paid $2.0 million to exercise this option to purchase the underlying technology. Also, during the first quarter of 2001, we purchased additional IPR&D technology for $1.1 million relating to similar development projects. At the time of the purchases, we estimated that it would take up to a year to complete these development projects and we estimated that we would incur at least an additional $3 million to complete these projects. These projects were successfully completed by the end of 2001.

        At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86. At the time of each transaction, we estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused our competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with our primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, we recorded charges totaling $3.7 million as acquired IPR&D in the accompanying 2001 condensed consolidated statement of operations.

Interest and Other Income, Net

        Net interest and other income decreased to $380,000 in the first quarter of 2002 from $1.0 million in the first quarter of 2001 due to lower yields on investments.

Provision for Income Taxes

        We recorded a provision for state income tax and federal alternative minimum tax, and foreign income tax expense of $74,000 in the first quarter of 2002. During the first quarter of 2001, we recorded a provision for state income tax and federal alternative minimum tax of $84,000. We have recorded a full valuation allowance against the deferred tax asset generated as a result of net operating loss carryforwards aggregating $6.3 million for U.S. tax purposes and $6.1 million for foreign tax purposes at December 31, 2001, as the future realization of the tax benefit is not currently considered more likely than not.

Liquidity and Capital Resources

        We generated $1.7 million in cash flows from operating activities during the first quarter of 2002 compared to cash used in operating activities of ($6.3) million during the first quarter of 2001. This increase in cash flow from operations was due primarily to the $2.8 million cash paid for IPR&D in the first quarter of 2001 and the timing of collections of accounts receivable in the first quarter of 2002. Net cash used in investing activities was $224,000 in the first quarter of 2002 as compared to net cash provided by investing activities of $22.9 million in the first quarter of 2001. This decrease was due to the movement of investments of $24.0 million into cash and cash equivalents during the first quarter of 2001. Investing activities consisted of capital expenditures totaling $1.0 million and $1.1 million for the first quarter of 2002 and 2001, respectively, which was used primarily to acquire computer equipment and leasehold improvements. Net cash provided by financing activities for the first quarter of 2002 and 2001 was $674,000 and $513,000, respectively.

        At March 31, 2002, we had $61.9 million in cash and cash equivalents, short-term investments, and restricted investments and $56.5 million in working capital. We have three irrevocable standby letters of credit in the aggregate amount of $4.8 million as of March 31, 2001 to secure our headquarters facility and furniture leases. As of March 31, 2002, we had restricted cash of $5.2 million which served as collateral on the letters of credit. The letters of credit and related restricted funds have decreasing schedules that ultimately expire in 2002 and 2007, which correspond with their classification on the accompanying condensed consolidated balance sheets.

        In April 2002, we secured a $7.5 million revolving line of credit from a bank, which matures on April 2, 2003. All borrowings under the line of credit bear interest at the bank's prime rate, which was 4.75% on April 3, 2002. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined by the agreement. To date, we have not borrowed any funds under the line of credit. The line of credit will serve as replacement collateral upon the reissuance of our existing letters of credit by the same bank during the second quarter of 2002; which will relieve our $5.2 million restricted cash.

        We expect to have total capital expenditures of approximately $5 million in 2002. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management information systems.

        We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We believe that our existing cash and cash equivalents and short-term investments will be more than sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months and the foreseeable future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Our accounts receivable days sales outstanding decreased to 65 days at March 31, 2002 from 72 days at March 31, 2001, primarily due to better than expected collection efforts during the first quarter of 2002 as well as payments received in advance of their scheduled terms. We expect our days sales outstanding to increase as we derive a greater proportion of our revenue from international operations where payment is typically slower than in the United States.

        Our interest income is sensitive to changes in interest rates of investment grade securities. We expect that interest income in 2002 will be materially less than in 2001 due to lower yields on the underlying investments. To reduce our balance sheet exposure to variations in asset values, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months for our entire portfolio. Our investment portfolio may contain securities with maturities of up to three years. While this minimizes our interest rate risk to asset values, our results are exposed to fluctuations in interest income due to changes in market rates.

        The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Canada, Mexico, Brazil, the United Kingdom, the Netherlands, Germany, Japan and Australia and conduct transactions in either the local currency of the location or in U.S. dollars. To date, the impact of fluctuations in the relative value of other currencies has not been material.

  Transactions with Management

        During the first quarter of 2002, notes receivable due from certain officers totaling $455,000 were satisfied by delivering, at current fair market value, mature shares of our common stock, which were retired immediately. Notes receivable from our CEO totaling $1.8 million were refinanced in part with a full recourse note for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The note is payable in three equal payments of principal and interest due annually through February 2005. The remaining balance was satisfied by delivering, at current fair market value, mature shares of our common stock, which were retired immediately. See Note 4 of the accompanying notes to the condensed consolidated financial statements for further information.

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

  Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline

        Our quarterly revenue, expenses and operating results could vary significantly from period to period. With respect to the current fiscal year, this is discussed above under the heading "Overview." In particular, we derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than we expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from implementation, maintenance and training services largely correlates with our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

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

  We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

        We may acquire or make investments in companies, products, services and technologies which we believe complement our software and services. Because of the increasing use of new customer interaction mediums such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. We have very limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and to properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may seriously harm our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

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

  Our software has a long sales cycle that makes it difficult to plan our expenses and forecast our results

        Although it typically takes three to twelve months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. This was the case in the quarter ended March 31, 2002, and may be the case in future quarters. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would adversely affect the timing of our revenue and the timing of our corresponding expenditures. This could harm our ability to meet our financial forecasts for a given quarter. Our customers' decisions regarding their purchase of our software and services is relatively long due to several factors, including:

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

  Although we have recently achieved a quarterly operating profit, we may experience quarterly losses from operations in the future

        We have only recently achieved a quarterly operating profit. We have incurred substantial losses since our inception and we may continue to suffer losses in the future. As a result of our accumulated operating losses, we had an accumulated deficit of $27.2 million as of March 31, 2002. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period. If we do not continue to achieve profitability from operations, or if we do not remain profitable on a net basis, we may need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

  We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through March 31, 2002, we have recognized less than 10% of our license revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

  If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

        Revenue from customers located outside of North America accounted for approximately 12% and 8% of our total revenue for quarters ended March 31, 2002 and 2001, respectively. We intend to continue to expand our international operations through internal business expansion and strategic business relationships. Our operations outside of North America at March 31, 2002 consisted of 41 dedicated employees located in Australia, Canada, Germany, Japan, Mexico, the Netherlands and the United Kingdom. Most of our international revenue through March 31, 2002 has come from international branches of our customers based in North America. We have established relationships with a small number of international resellers but, through March 31, 2002, we have not recognized a material amount of revenue from these relationships. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, our plans to expand internationally may be adversely affected by a number of risks, including:

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

        In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. License revenue from our resellers accounted for approximately 15% and 3% of our license revenue for the quarters ended March 31, 2002 and 2001, respectively. We expect revenue from our resellers, and accordingly our dependence on resellers, to continue to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

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
  •
  enhance our software's ease of administration;
  •
  improve our software's ability to extract data from existing software systems; and
  •
  adapt to rapidly changing computer operating system, database and software platform standards and Internet technology.

        In addition, industry standards may not be established, or we may not be able to conform to new standards in a timely fashion to remain competitive. Our failure to conform to prevailing technology standards in our industry could limit our ability to compete and adversely affect our business.

        We may require substantial product development expenditures and lead-time to keep pace and ensure compatibility with new technology in our industry. If we fail to develop and introduce new software and enhancements for our existing software, our software and services may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software and services. During 2001 and 2000, we introduced five new eQuality product modules — eQuality Discover, Interactive, Response, Connect, and Now. These new modules generated less than 10% of our total license revenue during the quarters ended March 31, 2002 and 2001. The success of these modules is dependent upon contact centers, adoption of new technologies that will enable them to interact with their customers via e-mail and collaborative Web chat sessions and the adoption of electronic learning applications in the customer contact center. We cannot predict how quickly, if ever, contact centers will adopt this new technology. If this does not happen, it could materially and adversely affect our business, financial condition, and results of operations.

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

  If we do not continue to expand the distribution of our products through direct and indirect sales channels, we may be unable to expand our market share or increase our revenue

        To expand our market share and revenue, attract new customers and increase sales to existing customers, we will need to expand our direct and indirect channels of distribution. Although we received approximately 85% of our license revenue from direct sales for the quarter ended March 31, 2002, we will require an increase in our direct sales to achieve our growth plans. To accomplish this, we will need to expand our direct sales force by hiring additional sales personnel and management, and increase the number of relationships we have with companies that provide us with customer referrals or leads for new business. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in finding new sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to find an adequate number of new sales personnel meeting our specific needs. If the personnel we hire are less qualified, it may take us more time to train them and they may take a longer time to reach an acceptable level of productivity. We cannot assure you that we will be able to hire the necessary sales personnel and management on reasonable terms, or at all. Moreover, we will be required to train any new personnel, and the new personnel may not reach full productivity for a long period of time.

        We also intend to derive revenue from our indirect sales channel through relationships with companies that resell our software. In particular, we intend to use resellers to increase our sales internationally and to market our software to small and medium contact centers.

        Through March 31, 2002, we have entered into agreements with only a small number of companies that resell our software and companies that provide us with customer referrals. For the quarters ended March 31, 2002 and 2001, approximately 15% and 3%, respectively, of our license revenue was generated through these resellers. When we enter into agreements with these companies, they are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional companies on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

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
  •
  respond to changing customer needs and our competitors' innovations; or
  •
  attract and retain qualified key personnel.

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

  Our failure to properly manage our rapid growth could strain our resources and make it difficult to support our future operations

        Our business could suffer if we fail to effectively manage our growth. Our revenue increased approximately 20% during the quarter ended March 31, 2002 from the quarter ended March 31, 2001. Although we expect revenue to grow on an annual basis, we do not expect to maintain this same rate of revenue growth year over year. From December 31, 2001 to March 31, 2002, the number of our employees increased from approximately 327 to 358. This growth in our revenue and number of employees has placed, and will continue to place, a significant strain on our management, personnel, systems, controls and other resources. If we are unable to effectively manage our growth, it may be difficult to support our future operations. To manage growth effectively, we must:

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

        None.

PART II.
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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the first quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2002	WITNESS SYSTEMS, INC.
	By:	/s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ WILLIAM F. EVANS WILLIAM F. EVANS CHIEF FINANCIAL OFFICER

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K