Form 10-Q
period 2002-06-30
WITNESS SYSTEMS INC
filed 2002-08-13
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-29335

WITNESS SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2518693 (I.R.S. Employer Identification No.)
300 Colonial Center Parkway Roswell, Georgia (Address of Principal Executive Offices)	30076 (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2002
Common Stock, par value $.01 per share	22,757,448

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$31,441	$23,209
Restricted cash	—	1,088
Short term investments	31,129	32,500
Accounts receivable, net of allowance for doubtful accounts of $1,418 at June 30, 2002 and $1,454 at December 31, 2001	11,689	13,765
Prepaid and other current assets	3,325	3,503

Total current assets	77,584	74,065
Restricted cash	—	4,170
Property and equipment, net	5,806	5,230
Intangible and other assets, net	767	701

	$84,157	$84,166

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,584	$3,343
Accrued expenses	4,815	6,564
Deferred revenue	9,314	8,205

Total current liabilities	15,713	18,112
Total liabilities	15,713	18,112

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,0000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,749,797 and 22,479,360 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	228	225
Additional paid-in capital	96,519	96,224
Accumulated deficit	(26,686)	(27,985)
Notes receivable for stock	(1,470)	(2,322)
Accumulated other comprehensive loss	(147)	(88)

Total stockholders' equity	68,444	66,054

	$84,157	$84,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
License	$8,221	$9,010	$18,953	$19,769
Services	8,784	5,505	16,276	9,961

Total revenue	17,005	14,515	35,229	29,730

Cost of revenue:
License	162	135	316	319
Services	3,004	2,593	5,816	5,247

Total cost of revenue	3,166	2,728	6,132	5,566

Gross profit	13,839	11,787	29,097	24,164
Operating expenses:
Sales and marketing	7,113	7,302	15,396	14,389
Research and development	3,741	3,451	7,514	7,070
General and administrative	2,863	2,762	5,544	5,256
Acquired in-process research and development and related charges	—	1,100	—	4,823

Operating income (loss)	122	(2,828)	643	(7,374)
Interest and other income, net	476	747	856	1,755

Income (loss) before provision for income taxes	598	(2,081)	1,499	(5,619)
Provision for income taxes	126	—	200	84

Net income (loss)	$472	$(2,081)	$1,299	$(5,703)

Net income (loss) per share:
Basic	$0.02	$(0.09)	$0.06	$(0.26)

Diluted	$0.02	$(0.09)	$0.05	$(0.26)

Weighted-average common shares outstanding:
Basic	22,692	22,187	22,633	22,119
Diluted	23,613	22,187	23,986	22,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,299	$(5,703)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,919	1,597
Other non-cash items	260	551
Changes in operating assets and liabilities:
Accounts receivable	1,952	(2,846)
Prepaid and other assets	(69)	430
Accounts payable	(1,770)	(16)
Accrued expenses	(1,772)	(2,065)
Deferred revenue	1,099	1,732

Net cash provided by (used for) operating activities	2,918	(6,320)

Cash flows from investing activities:
Purchases of property and equipment and other assets, net	(2,154)	(1,629)
Purchases of investments	(26,094)	(5,500)
Maturities of investments	27,350	29,450
Allocation from (to) restricted cash	5,258	(4,263)

Net cash provided by investing activities	4,360	18,058

Cash flows from financing activities:
Proceeds from exercise of stock options and employee purchase plan	1,106	915
Repayment of notes receivable for stock	—	91

Net cash provided by financing activities	1,106	1,006

Effect of exchange rate changes on cash and cash equivalents	(152)	(75)

Net change in cash and cash equivalents	8,232	12,669
Cash and cash equivalents at beginning of period	23,209	29,590

Cash and cash equivalents at end of period	$31,441	$42,259

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46	$155

Non-cash financing activities:
Repayment of notes receivable and interest with stock	$872	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(unaudited)

1. General and Basis of Presentation

        Witness Systems, Inc. and subsidiaries (the "Company") provide an integrated performance optimization software suite to help companies capture customer intelligence and optimize workforce performance. Comprised of business-driven multimedia recording, performance analysis and e-learning management applications, the browser-based software solution is designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and Web. The closed-loop suite enables companies to record, evaluate and analyze customer contacts, and then launch e-learning to develop staff, generate additional revenue, and achieve greater customer retention and loyalty. The Company is headquartered in Roswell, Georgia with other offices in the United States, Canada, Mexico, Brazil, the United Kingdom, the Netherlands, Japan, Australia and Singapore. The Company was originally incorporated in 1988 in Georgia and was reincorporated in Delaware on March 13, 1997.

        The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

        The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include certain information and footnotes required by generally accepted accounting principles in the United States. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the U.S. Securities and Exchange Commission.

2. Significant Accounting Policies

        Revenue Recognition and Deferred Revenue.    The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is derived from licensing software and providing related services including maintenance. Revenue is allocated to each element of the arrangement based on its relative fair value, which is established by the price charged when the respective element is sold separately.

        Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services are recognized upon performance of the related services and are offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software is not dependent on installation and training services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers.

3. Net Income (Loss) Per Share

        The following table presents the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net income (loss)	$427	$(2,081)	$1,299	$(5,703)

Average shares of common stock outstanding:
Basic	22,692	22,187	22,633	22,119
Effect of stock options	921	—	1,353	—

Diluted common shares outstanding	23,613	22,187	23,986	22,119

Net income (loss) per share:
Basic	$0.02	$(0.09)	$0.06	$(0.26)

Diluted	$0.02	$(0.09)	$0.05	$(0.26)

        For the three and six months ended June 30, 2001, the Company has excluded the weighted-average number of all outstanding stock options from the calculation of diluted net loss per common share because all such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2001 was 1,614,368 and 1,691,348, respectively.

4. Comprehensive Income (Loss)

        The following table presents the components of total comprehensive income (loss), net of income tax, and accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net income (loss)	$472	$(2,081)	$1,299	$(5,703)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(35)	(15)	(73)	(67)
Unrealized net holding gain (loss) on investments	313	(15)	14	67

Total comprehensive income (loss), net of income tax	$750	$(2,111)	$1,240	$(5,703)

	June 30, 2002	December 31, 2001
	(in thousands)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	$(202)	$(129)
Unrealized net holding gain on investments	55	41

Total accumulated other comprehensive loss, net of income tax	$(147)	$(88)

5. Line of Credit and Restricted Cash

        In April 2002, the Company secured a $7.5 million revolving line of credit from a bank which matures on April 2, 2003. All borrowings under the line of credit bear interest at the bank's prime rate, which was 4.75% on June 30, 2002. The revolving line of credit is secured by all assets of the Company and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined by the agreement. In June 2002, the Company reissued its three irrevocable standby letters of credit by the same bank in the aggregate amount of $4.3 million as of June 30, 2002, which secure the corporate headquarters facility and furniture leases. The Company's line of credit serves as collateral on the reissued letters of credit, which relieved its restricted cash of $4.8 million as of June 30, 2002. The letters of credit have decreasing schedules that ultimately expire in 2002 and 2007. The amount available under the line of credit at June 30, 2002 was $3.2 million which was net of the outstanding letters of credit. To date, the Company has not borrowed any funds under the line of credit.

6. Notes Receivable for Stock

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

        In 1999, the Company issued 269,195 shares of common stock from treasury shares to certain officers and directors of the Company in exchange for individual notes receivable aggregating $800,000 which were due in February 2002 as a result of the Company's IPO. Certain officers paid their notes in full prior to maturity totaling $273,000. During the first quarter of 2002, the remaining notes totaling $527,000 were satisfied by delivering, at current fair market value, mature shares of the Company's common stock to the Company, which were retired immediately.

7. Acquired In-process Research and Development and Related Charges

        During 2000, the Company entered into an option agreement to purchase in-process research and development ("IPR&D") technology that had a carrying value of $650,000. In March 2001, the Company paid $2.0 million to exercise this option to purchase the underlying technology. Also, during the first quarter of 2001, the Company purchased additional IPR&D technology for $1.1 million relating to similar development projects. At the time of the purchases, the Company estimated that it would take up to a year to complete these development projects and estimated that it would incur at least an additional $3 million to complete these projects. These projects were successfully completed by the end of 2001.

        During the second quarter of 2001, the Company purchased software-based IPR&D technology relating to the development of on-line analytical processing and multi-dimensional analysis capabilities for $1.1 million. At that time, the Company estimated that it would take up to a year to complete the development of this technology and that it would cost at least an additional $1 million. This project was successfully completed by June 30, 2002.

        At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. At the time of each transaction, the Company estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to the Company's ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused the Company's competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with the Company's primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, the Company recorded charges totaling $1.1 million and $4.8 million during the three and six months ended June 30, 2001, respectively, as acquired IPR&D.

8. Relocation of Corporate Headquarters

        During 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the Emerging Issues Task Force's ("EITF") abstract No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), the Company estimated that the net costs associated with its then existing facilities, which were under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000. During 2001, two of the sublessees were unable to fulfill their obligations and the subleases were terminated. As a result, the Company recorded an additional obligation of $155,000 in the second quarter of 2001 for the additional estimated loss. As of June 30, 2002, there were no remaining obligations.

9. Geographic Information

        The Company's international revenue derived from customers outside North America, which includes the United States and Canada, was $2.8 million and $5.2 million for the three and six months ended June 30, 2002, respectively; and $1.4 million and $2.7 million for the three and six months ended June 30, 2001, respectively. International revenue was derived from customers in Europe, Latin America and the Asia-Pacific.

10. Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for an exit costs was recognized at the date of an entity's commitment to an exit plan. This SFAS is effective for fiscal years beginning after December 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Previous to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. This SFAS is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its results of operations or financial position.

        Effective January 1, 2002, we adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which requires companies to characterize reimbursements received for travel expenses incurred as revenue in the statement of operations. The Company had historically recorded reimbursements as a reduction of services cost of revenue. In accordance with the EITF No. 01-14, the Company reclassified $192,000 and $318,000 of reimbursed travel expenses to services revenue and cost of services revenue leaving gross profit unchanged for the three and six months ended June 30, 2001, respectively. Gross profit margins decreased to 81% from 82% for the three and six months ended June 30, 2001 after the effect of EITF No. 01-14.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations —Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. This SFAS is effective for fiscal years beginning after December 15, 2001. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

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

Overview

        We provide an integrated performance optimization software suite to help global enterprises capture customer intelligence and optimize workforce performance. Comprised of business-driven multimedia recording, performance analysis and e-learning management applications, the browser-based software solution is designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and Web. The closed-loop suite enables companies to record, evaluate and analyze customer contacts, and then launch e-learning to develop staff, generate additional revenue, and achieve greater customer retention and loyalty. An integrated business consulting, implementation and training methodology provides services to support an effective, rapid deployment of our software that enables organizations to maximize their return on investment. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        During the first half of 2002, many of our prospects and customers deferred projects and/or extended their software purchasing processes, which decreased our visibility into the sales cycle and resulted in our first half of 2002 license revenue being less than our license revenue for the first half of 2001. While the economy continues to impact the sales cycle, we feel that we have improved our visibility into the second half of 2002 and we currently expect to see a sequential improvement in our license revenue beginning in the third quarter of 2002. However, a deterioration in the economy, a reduction in the level of corporate spending for information technology or other matters may cause us to experience a material adverse effect on our business, financial condition and results of operations. Although historically more than 95% of our active customers sites have renewed their annual maintenance contracts, we expect maintenance revenue may be impacted in future quarters by the current economic conditions as an increasing number of customers reevaluate their spending plans due to their own budget uncertainties in addition to increased pricing pressures for renewal amounts.

Sources of Revenue and Revenue Recognition Policy

        We derive our revenue from licensing our software and providing related services. We primarily utilize a direct sales organization, select resellers and a variety of strategic marketing alliances to reach our target customer base. Prior to 2002, less than 10% of our license revenue had been derived from resellers rather than from our direct sales force. For the six months ended June 30, 2002, 20% of our license revenue was derived from resellers. We expect this proportion of license revenue derived from resellers to continue throughout 2002.

        Revenue is allocated to each element of the arrangement based on its relative fair value, which is established by the price charged when the respective element is sold separately. License revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses revenue. Revenue from installation, training and consulting services is recognized upon performance of the related services. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses.

        Services are traditionally offered and billed as separate elements of contracts on either a fixed service fee plus travel expenses or a time-and-material basis. The functionality of the software is not dependent on these services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on an if-and-when available basis. Maintenance revenue, which is generally billed annually in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During the first half of 2002, 97% of active customer installation sites renewed their annual maintenance contracts.

        During the three and six months ended June 30, 2002, approximately 17% and 15%, respectively, of revenue was derived from customers outside North America, which includes the United States and Canada. Approximately 10% and 9% of revenue was derived from customers outside North America during the three and six months ended June 30, 2001, respectively. We expect that a greater proportion of future revenue will be derived from international markets and may be denominated in the currency of the applicable market.

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

        Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses consist primarily of personnel costs, sales commissions, promotional expenses, public relations, and tradeshows, as well as allocations of facilities, communications and depreciation expense. Research and development expenses consist primarily of personnel and consulting costs to support product development, as well as allocations of facilities, communications and depreciation expense. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material. General and administrative expenses consist primarily of personnel costs for accounting and finance, information technology, human resources, legal and facilities, as well as provisions for allowance for doubtful accounts and allocations of facilities, communications and depreciation expense.

        We had 364 full-time employees at June 30, 2002, up from 327 at December 31, 2001 and 297 at June 30, 2001. We anticipate that operating expenses will increase over time as we increase sales and marketing operations, develop new distribution channels, fund ongoing research and development, broaden professional services offerings, improve operational and financial systems and support our growth internationally.

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

        Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, an inability to attract new customers and grow internationally, our ability or inability to grow through acquisitions and to successfully integrate acquisitions, the availability and cost of debt and equity financing, technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse effect on our financial position and results of operations. A summary of our critical accounting policies follows.

        Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record provisions for estimated sales allowances on product and service related revenues in the same period as the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future credits, revenues could be overstated.

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

        Research and Development and Software Development Costs.    We evaluate the establishment of technological feasibility of our products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility is not established until the completion of a working model. To date, software development costs incurred after technological feasibility has been established have not been material. Therefore, we have charged all such costs to research and development expense in the period incurred.

        Allowance for Deferred Tax Assets.    We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing net income in the period in which such determination was made.

Results of Operations

        The following table sets forth the results of operations for the three and six months ended June 30, 2002 and 2001 expressed as a percentage of total revenue.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
License	48%	62%	54%	66%
Services	52	38	46	34

Total revenue	100	100	100	100

Cost of revenue:
License	1	1	1	1
Services	18	18	16	18

Total cost of revenue	19	19	17	19

Gross profit	81	81	83	81
Operating expenses:
Sales and marketing	42	50	44	48
Research and development	22	24	21	24
General and administrative	16	19	16	18
Acquired in-process research and development and related charges	—	7	—	16

Operating income (loss)	1	(19)	2	(25)
Interest and other income, net	3	5	2	6

Income (loss) before provision for income taxes	4	(14)	4	(19)
Provision for income taxes	1	—	—	—

Net income (loss)	3%	(14)%	4%	(19)%

Revenue

        Total revenue increased 17% to $17.0 million in the second quarter of 2002 from $14.5 million in the second quarter of 2001. For the six months ended June 30, 2002, revenue increased 18% to $35.2 million from $29.7 million. These increases were attributable to the growth in services revenue as a result of an increase in the number of customer sites, which grew to 1,049 sites at the end of the second quarter of 2002 from 717 sites at the end of the second quarter of 2001.

        License revenue decreased 9% to $8.2 million in the second quarter of 2002 from $9.0 million in the second quarter of 2001, representing 48% and 62% of total revenue, respectively. For the six months ended June 30, 2002, license revenue decreased 4% to $19.0 million from $19.8 million in the same year ago period, representing 54% and 66% of total revenue, respectively. The decreases in license revenue were primarily a result of the current economic uncertainty, which impacted overall information technology spending and the timing of customer contract signings in 2002. The decreases in license revenue as a percentage of total revenue were also a result of increased services revenue, as discussed below. During the second quarter of 2002 and 2001, 26% and 29% of license revenue was attributable to new customers, respectively. For the six months ended June 30, 2002 and 2001, 36% and 54% of license revenue was attributable to new customers, respectively. The percentage decreases in revenue attributable to new customers were partially due to a longer sales cycle for new customers in 2002 compared to 2001 and also demonstrates the effect of repeat orders we consistently receive from our existing customers.

        Services revenue, consisting of installation, training, consulting and maintenance services revenue, as well as reimbursable travel expense revenue, increased 60% to $8.8 million in the second quarter of 2002 from $5.5 million in the second quarter of 2001, representing 52% and 38% of total revenue, respectively. For the six months ended June 30, 2002, services revenue increased 63% to $16.3 million from $10.0 million in the same year ago period, representing 46% and 34% of total revenue, respectively. Services revenue increased in 2002 due to growth in both maintenance and professional services revenue. Maintenance revenue increased due to additional customer sites and higher renewal rates charged for annual maintenance contracts from existing customer sites. Installation, training and consulting revenue increased due to a related increase in the number of customer sites installed during 2002 compared to 2001, growth in new consulting services offerings and overall increased revenue per customer site. We expect services revenue to continue to increase throughout the remainder of 2002.

Cost of Revenue

        Total cost of revenue increased 16% to $3.2 million in the second quarter of 2002 from $2.7 million in the second quarter of 2001. For the six months ended June 30, 2002, total cost of revenue increased 10% to $6.1 million from $5.6 million in the same year ago period. Gross profit margins remained constant at 81% in the second quarter of 2002 and 2001. The increase in gross profit margins to 83% in the first six months ended June 30, 2002 from 81% in the same year ago period was attributable to the improved services margins which offset the decrease in license revenue. We expect quarterly gross profit margins to remain fairly constant throughout the remainder of 2002.

        Cost of license revenue increased 20% to $162,000 in the second quarter of 2002 from $135,000 in the second quarter of 2001. For the six months ended June 30, 2002, cost of license revenue decreased 1% to $316,000 from $319,000 in the same year ago period. We expect cost of license revenue to increase over time as a greater proportion of revenue is derived from products containing third-party software components.

        Cost of services revenue increased 16% to $3.0 million in the second quarter of 2002 from $2.6 million in the second quarter of 2001. For the six months ended June 30, 2002, cost of services revenue increased 11% to $5.8 million from $5.2 million in the same year ago period. These increases were primarily a result of an increase in the number of employees engaged in installation, training, consulting and customer maintenance services. Cost of services revenue as a percentage of services revenue decreased to 34% in the second quarter of 2002 from 47% in the second quarter of 2001. For the six months ended June 30, 2002, cost of services revenue as a percentage of services revenue decreased to 36% from 53% in the same year ago period. These improvements were due primarily to the increased productivity in the installation, training and consulting groups as well as improved margins in the maintenance services group due to the increase in maintenance revenue. We expect to continue growing our customer service organization over time and, therefore, we anticipate that the absolute dollars will increase as we grow our customer base. However, we do not anticipate cost of services revenue as a percentage of services revenue to change significantly during the remainder of 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expense decreased 3% to $7.1 million in the second quarter of 2002 from $7.3 million in the second quarter of 2001, representing 42% and 50% of total revenue, respectively. This decrease was attributable primarily to a decrease in discretionary marketing expenditures and commission expense during the second quarter of 2002. For the six months ended June 30, 2002, sales and marketing expense increased 7% to $15.4 million from $14.4 million in the same year ago period, representing 44% and 48% of total revenue, respectively. This increase was due primarily to increases in sales personnel and increased marketing activities in Europe and Asia Pacific. We expect sales and marketing expense to increase in absolute dollars as we continue to promote our products and services on a world-wide basis. We expect sales and marketing expenses to remain fairly constant as a percentage of total revenue throughout the remainder of 2002.

        Research and Development.    Research and development expense increased 8% to $3.7 million in the second quarter of 2002 from $3.5 million in the second quarter of 2001, representing 22% and 24% of total revenue, respectively. For the six months ended June 30, 2002, research and development expense increased 6% to $7.5 million from $7.1 million in the same year ago period, representing 21% and 24% of total revenue, respectively. These increases were due primarily to an increased number of employees and consultants engaged in research and development activities. We expect research and development expense to increase in absolute dollars as we continue to commit substantial resources to enhancing existing product functionality and to developing new products. As a percentage of total revenue, we expect research and development expense to remain fairly constant throughout the remainder of 2002.

        General and Administrative.    General and administrative expense increased 4% to $2.9 million in the second quarter of 2002 from $2.8 million in the second quarter of 2001, representing 16% and 19% of total revenue, respectively. For the six months ended June 30, 2002, general and administrative expense increased 5% to $5.5 million from $5.3 million in the same year ago period, representing 16% and 18% of total revenue, respectively. These increases were primarily due to an increased number of employees and related expenses across all functions to manage our international expansion. As a percentage of total revenue, general and administrative expense decreased due to increased revenue and a reduction in bad debt expense. We expect general and administrative expense to remain fairly constant throughout the remainder of 2002 in absolute dollars and as a percentage of total revenue.

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

        During the second quarter of 2001, we purchased software-based IPR&D technology relating to the development of on-line analytical processing and multi-dimensional analysis capabilities for $1.1 million. At that time, we estimated that it would take up to a year for us to complete the development of this technology and that it would cost at least an additional $1 million. This project was successfully completed by June 30, 2002.

        At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86. At the time of each transaction, we estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused our competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with our primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, we recorded charges totaling $1.1 million during the second quarter of 2001 and $4.8 million during the six months ended June 30, 2001 as acquired IPR&D.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 36% to $476,000 in the second quarter of 2002 from $747,000 in the second quarter of 2001. For the six months ended June 30, 2002, interest and other income, net decreased 51% to $856,000 from $1.8 million in the same year ago period. These decreases were primarily due to lower yields earned on our investments.

Provision for Income Taxes

        We recorded a provision for state and foreign income tax and federal alternative minimum tax of $126,000 in the second quarter of 2002. For the six months ended June 30, 2002 and 2001, we recorded a provision of $200,000 and $84,000, respectively, for state and foreign income tax and federal alternative minimum tax. We have recorded a full valuation allowance against deferred tax assets generated as a result of net operating loss carryforwards aggregating $6.3 million for U.S. tax purposes and approximately $6 million for foreign tax purposes at December 31, 2001, as the future realization of the tax benefits is not currently considered more likely than not.

Liquidity and Capital Resources

        We generated $2.9 million in cash flows from operating activities during the first half of 2002 compared to cash used in operating activities of ($6.3) million during the first half of 2001. This increase in cash flow from operations was due primarily to the $3.7 million cash paid for IPR&D in the first half of 2001 and the timing of collections of accounts receivable in the first half of 2002. Net cash provided by investing activities was $4.4 million in the first half of 2002 as compared to $18.1 million in the first half of 2001. Investing activities consisted of capital expenditures totaling $2.2 million and $1.6 million for the first half of 2002 and 2001, respectively, which was used primarily to acquire computer equipment and leasehold improvements. These capital expenditures were more than offset by maturing investments and the release of restricted cash, as discussed more fully in the following paragraph. Net cash provided by financing activities for the first half of 2002 and 2001 was $1.1 million and $1.0 million, respectively. At June 30, 2002, we had $61.9 million in working capital, which includes $62.6 million in cash and cash equivalents and short-term investments.

        In April 2002, we secured a $7.5 million revolving line of credit from a bank, which matures on April 2, 2003. All borrowings under the line of credit bear interest at the bank's prime rate, which was 4.75% on June 30, 2002. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 80% of eligible accounts receivable, as defined by the agreement. In June 2002, we reissued our three irrevocable standby letters of credit by the same bank in the aggregate amount of $4.3 million as of June 30, 2002, which secure our corporate headquarters facility and furniture leases. The line of credit serves as collateral on the letters of credit which relieved our restricted cash of $4.8 million as of June 30, 2002. The letters of credit have decreasing schedules that ultimately expire in 2002 and 2007. The amount available under the line of credit at June 30, 2002 was $3.2 million which was net of the outstanding letters of credit. To date, we have not borrowed any funds under the line of credit.

        We expect to have total capital expenditures of approximately $3.9 million in 2002. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management information systems. We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We believe that our existing cash and cash equivalents and short-term investments will be more than sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months and the foreseeable future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Our accounts receivable days sales outstanding decreased to 63 days at June 30, 2002 from 66 days at March 31, 2002 and 72 days at December 31, 2001, primarily due to better than expected collection efforts and payments received in advance of their scheduled terms during the first half of 2002. We expect our days sales outstanding to increase as we derive a greater proportion of our revenue from international operations where payment is typically slower than in the United States.

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

        The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Canada, Mexico, Brazil, the United Kingdom, the Netherlands, Japan, Australia and Singapore and conduct transactions in either the local currency of the location or in U.S. dollars. To date, the impact of fluctuations in the relative value of other currencies has not been material. For the three and six months ended June 30, 2002, net foreign exchange gains were $67,000 and $9,000, respectively. Net foreign exchange gains and losses were immaterial in the same year ago periods.

  Transactions with Management

        During the first quarter of 2002, notes receivable due from certain officers totaling $455,000 were satisfied by delivering, at current fair market value, mature shares of our common stock, which were retired immediately. Notes receivable from our CEO totaling $1.8 million were refinanced in part with a full recourse note for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The note is payable in three equal payments of principal and interest due annually through February 2005. The remaining balance was satisfied by delivering, at current fair market value, mature shares of our common stock, which were retired immediately. See Note 6 of the accompanying notes to the condensed consolidated financial statements for further information.

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

        Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Historically, our revenue growth has fluctuated from as low as a 7% decline to as high as a 58% growth from one quarter to the next. If our future revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock would likely decline.

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
  •
  the difficulty of managing operations that may be distant from our current headquarters and operations;
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

        In addition, if we make or finance acquisitions using convertible debt or equity securities, our existing stockholders may be diluted, which could cause the market price of our stock to decline. If we make acquisitions out of our existing cash, our working capital may be significantly reduced, and our ability to expand, or to maintain our business in the face of a downturn in revenues or cash flow or unexpected increases in expenses, may be adversely affected, including our ability to make capital expenditures and fund operations. In that event, we may need additional financing, which may not be available or may only be available on unfavorable terms.

  Our software has a long sales cycle that makes it difficult to plan our expenses and forecast our results

        Although it typically takes three to twelve months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. This was the case in the first half of 2002, and may be the case in future quarters. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would adversely affect the timing of our revenue and the timing of our corresponding expenditures. This could harm our ability to meet our financial forecasts for a given quarter. Our customers' decisions regarding their purchase of our software and services is relatively long due to several factors, including:

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

  Although we have recently achieved a quarterly operating profit, we may experience quarterly losses from operations in the future

        We have only recently achieved a quarterly operating profit. We have incurred substantial losses since our inception and we may continue to suffer losses in the future. As a result of our accumulated operating losses, we had an accumulated deficit of $26.7 million as of June 30, 2002. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period. If we do not continue to achieve profitability from operations, or if we do not remain profitable on a net basis, we may need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

  We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through June 30, 2002, we have recognized less than 10% of our license revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

  If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

        Revenue from customers located outside of North America accounted for approximately 17% and 10% of our total revenue for quarters ended June 30, 2002 and 2001, respectively. We intend to continue to expand our international operations through internal business expansion and strategic business relationships. Our operations outside of North America, including the United States and Canada, at June 30, 2002 consisted of 43 dedicated employees located in Australia, Germany, Japan, Mexico, the Netherlands and the United Kingdom. We have also established relationships with a small number of international resellers. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, our plans to expand internationally may be adversely affected by a number of risks, including:

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

        In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. License revenue from our resellers accounted for approximately 28% and 2% of our license revenue for the quarters ended June 30, 2002 and 2001, respectively. We expect revenue from our resellers, and accordingly our dependence on resellers, to continue to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

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

        We may require substantial product development expenditures and lead-time to keep pace and ensure compatibility with new technology in our industry. If we fail to develop and introduce new software and enhancements for our existing software, our software and services may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software and services. During 2001 and 2000, we introduced five new eQuality product modules—eQuality Discover, Interactive, Response, Connect, and Now. These new modules generated less than 10% of our total license revenue during the quarters ended June 30, 2002 and 2001. The success of these modules is dependent upon contact centers, adoption of new technologies that will enable them to interact with their customers via e-mail and collaborative Web chat sessions and the adoption of electronic learning applications in the customer contact center. We cannot predict how quickly, if ever, contact centers will adopt this new technology. If this does not happen, it could materially and adversely affect our business, financial condition, and results of operations.

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

        As of June 30, 2002, we had five U.S. registered trademarks, two patents generally relating to our voice/data synchronization technology and data capture technique and 12 patent applications pending.

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

  If the market in which we sell our software and services does not grow or declines as a result of consolidations and/or deteriorating economic conditions, it may have a material adverse effect on our business and results of operations

        The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. Recent economic events have caused certain target markets of ours to experience severe financial difficulties and have an increased potential for consolidation, including the telecom and travel industries. In addition to the aforementioned, demand for our software remains uncertain because our existing and potential customers may:

  •
  not understand the benefits of using customer relationship management software generally or, more specifically, software which records and analyzes the interactions between a business and its customers;

  •
  not achieve favorable results using this software;
  •
  experience technical difficulty in implementing this software;
  •
  use alternative methods such as online self-help to solve the same business problems this software is intended to address; or
  •
  close contact centers.

        If the market for our software declines, it may have a material adverse effect on our business and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 29, 2002. The matters voted on at the Annual Meeting were as follows:

  (1)
  The Election of Director
  The nomination of Thomas J. Crotty was approved as indicated below:

For	14,619,379
Withhold Authority	6,202
  The
  nomination of Joel G. Katz was approved as indicated below:

For	14,615,379
Withhold Authority	10,202
  (2)
  Ratification of the appointment of KPMG LLP as independent public accountants for year ending December 31, 2002 as follows:

For	14,580,372
Against	44,557
Abstain	652

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

(b)
Reports on Form 8-K

  There were no reports on Form 8-K filed during the second quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002	WITNESS SYSTEMS, INC.
	By:	/s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ WILLIAM F. EVANS WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

(This page has been left blank intentionally.)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
WITNESS SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES