Form 10-Q
period 2002-09-30
WITNESS SYSTEMS INC
filed 2002-11-13
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Common Stock, par value $.01 per share	22,826,057

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$32,507	$23,209
Restricted cash	—	1,088
Short term investments	28,604	32,500
Accounts receivable, net of allowance for doubtful accounts of $1,284 at September 30, 2002 and $1,454 at December 31, 2001	13,038	13,765
Prepaid and other current assets	2,989	3,503

Total current assets	77,138	74,065
Restricted cash	—	4,170
Property and equipment, net	5,390	5,230
Intangible and other assets, net	653	701

	$83,181	$84,166

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,462	$3,343
Accrued expenses	5,249	6,564
Deferred revenue	9,083	8,205

Total current liabilities	15,794	18,112
Total liabilities	15,794	18,112

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,0000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,793,198 and 22,479,360 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	228	225
Additional paid-in capital	96,541	96,224
Accumulated deficit	(27,885)	(27,985)
Notes receivable for stock	(1,470)	(2,322)
Accumulated other comprehensive loss	(27)	(88)

Total stockholders' equity	67,387	66,054

	$83,181	$84,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
License	$6,590	$9,649	$25,543	$29,418
Services	8,461	5,788	24,737	15,749

Total revenue	15,051	15,437	50,280	45,167

Cost of revenue:
License	261	105	577	424
Services	3,036	2,524	8,852	7,771

Total cost of revenue	3,297	2,629	9,429	8,195

Gross profit	11,754	12,808	40,851	36,972
Operating expenses:
Sales and marketing	6,996	6,972	22,392	21,361
Research and development	3,698	3,167	11,212	10,237
General and administrative	2,638	3,274	8,182	8,530
Acquired in-process research and development and related charges	—	—	—	4,823

Operating loss	(1,578)	(605)	(935)	(7,979)
Interest and other income, net	379	625	1,235	2,380

(Loss) income before provision for income taxes	(1,199)	20	300	(5,599)
Provision for income taxes	—	—	200	84

Net (loss) income	$(1,199)	$20	$100	$(5,683)

Net (loss) income per share:
Basic	$(0.05)	$0.00	$0.00	$(0.26)

Diluted	$(0.05)	$0.00	$0.00	$(0.26)

Weighted-average common shares outstanding:
Basic	22,775	22,371	22,680	22,203

Diluted	22,775	23,783	23,759	22,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$100	$(5,683)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,897	2,366
Other non-cash items	516	1,310
Changes in operating assets and liabilities:
Accounts receivable	361	(3,636)
Prepaid and other assets	214	726
Accounts payable	(1,903)	(314)
Accrued expenses	(1,293)	(1,609)
Deferred revenue	863	1,162

Net cash provided by (used for) operating activities	1,755	(5,678)

Cash flows from investing activities:
Purchases of property and equipment and other assets, net	(2,539)	(2,377)
Purchases of investments	(39,525)	(14,500)
Maturities of investments	43,363	35,450
Allocation from (to) restricted cash	5,258	(5,305)

Net cash provided by investing activities	6,557	13,268

Cash flows from financing activities:
Proceeds from exercise of stock options and employee purchase plan	1,116	1,163

Net cash provided by financing activities	1,116	1,163

Effect of exchange rate changes on cash and cash equivalents	(130)	17

Net change in cash and cash equivalents	9,298	8,770
Cash and cash equivalents at beginning of period	23,209	29,590

Cash and cash equivalents at end of period	$32,507	$38,360

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$167	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

2. Revenue Recognition and Deferred Revenue Policy

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

3. Net (Loss) Income Per Share

        The following table presents the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net (loss) income	$(1,199)	$20	$100	$(5,683)

Average shares of common stock outstanding:
Basic	22,775	22,371	22,680	22,203
Effect of stock options	—	1,412	1,079	—

Diluted common shares outstanding	22,775	23,783	23,759	22,203

Net (loss) income per share:
Basic	$(0.05)	$0.00	$0.00	$(0.26)

Diluted	$(0.05)	$0.00	$0.00	$(0.26)

        For the three months ended September 30, 2002 and for the nine months ended September 30, 2001, the Company has excluded stock options of 531,157 and 1,598,291, respectively, from the calculation of diluted net loss per common share because all such securities were anti-dilutive.

4. Comprehensive Income (Loss)

        The following table presents the components of total comprehensive income (loss), net of income tax, and accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net (loss) income	$(1,199)	$20	$100	$(5,683)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(22)	35	(95)	(32)
Unrealized net holding gain (loss) on investments	142	(27)	156	40

Total comprehensive income (loss), net of income tax	$(1,079)	$28	$161	$(5,675)

	September 30, 2002	December 31, 2001
	(in thousands)
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	$(224)	$(129)
Unrealized net holding gain on investments	197	41

Total accumulated other comprehensive loss, net of income tax	$(27)	$(88)

5. Line of Credit

        In April 2002, the Company entered into a $7.5 million revolving line of credit with Silicon Valley Bank which was scheduled to mature in April 2003. In November 2002, the Company amended that line of credit to increase it to $15.0 million and extend the maturity date to November 2003. At the Company's discretion, borrowings under the line of credit bear interest at the bank's prime rate, which was 4.75% on September 30, 2002, or LIBOR plus 300 basis points. The revolving line of credit is secured by all assets of the Company and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. In June 2002, the Company caused Silicon Valley Bank to issue its three irrevocable standby letters of credit under this facility, which secure the leases on the corporate headquarters facility and furniture and relieved its restricted cash of $4.8 million. The letter of credit requirements of the leases have decreasing schedules that ultimately expire in 2002 and 2007. The amount available under the line of credit at September 30, 2002 was $3.2 million, which was net of the outstanding letters of credit of $4.3 million. To date, the Company has not borrowed any funds under the line of credit.

6. Stock Repurchase Program

        In September 2002, the Company's board of directors authorized a stock repurchase program under which up to 1,000,000 shares of the Company's common stock may be repurchased in the open market or in privately negotiated block transactions from time to time. As of September 30, 2002, no shares had been repurchased. In October 2002, the board of directors amended the stock repurchase program to authorize spending up to $10 million to repurchase Company common stock.

7. Notes Receivable for Stock

        In 1999, the Company issued 269,195 shares of common stock from treasury shares to certain officers and directors of the Company in exchange for individual notes receivable aggregating $800,000 which were due in February 2002 as a result of the Company's initial public offering ("IPO") in February 2000. Certain officers paid their notes in full, totaling $273,000, prior to maturity. During the first quarter of 2002, the remaining officer notes, totaling $527,000, were satisfied by delivering, at current fair market value, shares of the Company's common stock to the Company, which the officers had held for longer than six months.

        In 1999, the Company issued 879,763 shares of restricted common stock to the CEO of the Company in exchange for a note receivable of $1.5 million. Also in 1999, the CEO was granted and exercised options to acquire 112,230 shares of the Company's common stock in exchange for a note receivable of $334,000. The restricted stock fully vested and the maturity dates of the notes were set at February 2002 as a result of the Company's IPO. During the first quarter of 2002, the CEO refinanced a part of these notes with a note (the "2002 Note") for approximately $1.5 million; the balance of the original notes was satisfied by the CEO delivering, at current fair market value, shares of common stock to the Company which he had held for more than six months. The 2002 Note bears interest at a floating rate of 325 basis points over the Federal Funds Rate, is payable in three equal payments of principal and interest due annually through February 2005, and is a full recourse obligation secured by the shares of Company common stock.

        At September 30, 2002, and presently, the value of the underlying shares of Company common stock held as collateral did not meet the collateral maintenance requirements of the 2002 Note. The board of directors of the Company has delivered to the CEO a notice of forbearance advising the CEO that, for the time being, the Company will forbear pursuit of its rights to demand additional collateral or prepayment of the 2002 Note. However, the notice advised that the Company did not waive, release or relinquish its right to exercise any and all of its rights or remedies at that time or in the future.

8. Acquired In-process Research and Development and Related Charges

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

        During the second quarter of 2001, the Company purchased for $1.1 million software-based IPR&D technology relating to the development of on-line analytical processing and multi-dimensional analysis capabilities. This project was successfully completed by June 30, 2002.

        At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. At the time of each transaction, the Company estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to the Company's ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused the Company's competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with the Company's primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, the Company recorded charges totaling $4.8 million during the nine months ended September 30, 2001, as acquired IPR&D.

9. Relocation of Corporate Headquarters

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

10. Geographic Information

        The Company's international revenue derived from customers outside the United States and Canada was $2.8 million and $5.2 million for the three and nine months ended September 30, 2002, respectively; and $1.4 million and $2.7 million for the three and nine months ended September 30, 2001, respectively. International revenue was derived from customers in Europe, Latin America and Asia Pacific.

11. Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This SFAS is effective for fiscal years beginning after December 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. This SFAS is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its results of operations or financial position.

        Effective January 1, 2002, the Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred, which requires companies to characterize reimbursements received for travel expenses incurred as revenue in the statement of operations. The Company had historically recorded reimbursements as a reduction of services cost of revenue. In accordance with EITF No. 01-14, the Company reclassified $180,000 and $498,000 of reimbursable travel expenses to services revenue from cost of services revenue resulting in no change to gross profit for the three and nine months ended September 30, 2001, respectively. Gross profit margins decreased to 83% and 82% for the three and nine months ended September 30, 2001, respectively, from 84% and 83%, respectively, after the effect of EITF No. 01-14.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. This SFAS is effective for fiscal years beginning after December 15, 2001. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

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

12. Subsequent Event

        In October 2002, the board of directors of the Company approved a stockholder rights plan (the "Rights Plan") which has the effect of causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the board of directors. Under the Rights Plan, the Company issued a dividend of one right for each share of the Company's common stock, par value of $0.001 per share, held by stockholders of record as of the close of business on November 4, 2002. Each right will entitle stockholders to purchase one unit of a share of the Company's preferred stock for $25.00. The rights generally will be exercisable only upon the occurrence of certain events, and will expire on November 4, 2012.

        The Rights Plan has no present dilutive effect on the Company's capital structure, nor will it affect reported earnings per share or change the way the Company's shares of common stock are traded. Neither the adoption of the Rights Plan, nor the dividend distribution of the rights, is taxable to the Company or its shareholders.

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

Overview

        We provide an integrated performance optimization software suite to help global enterprises capture customer intelligence and optimize workforce performance. Comprised of business-driven multimedia recording, performance analysis and e-learning management applications, the browser-based software solution is designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and Web. The closed-loop suite enables companies to record, evaluate and analyze customer contacts, and then launch e-learning to develop staff, generate additional revenue, and achieve greater customer retention and loyalty. An integrated business consulting, installation and training methodology provides services to support an effective, rapid deployment of our software that enables organizations to maximize their return on investment. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        During the third quarter of 2002, many of our prospects and customers continued to defer projects and/or extended their software purchasing processes, resulting in our license revenue being less than our license revenue in 2001. Although services revenue for the third quarter of 2002 increased compared to the prior year period, services revenue was also adversely affected as a result of customers deferring installations due to their own lack of resources and budget uncertainties, as well as increased pricing pressures for maintenance renewals. The length of our collections cycle has also been adversely impacted by the increase in international revenues as well as by the weakened economy, resulting in our customers deferring payments to us or requiring payment terms longer than those normally provided by us. As a result of these economic conditions, our ability to forecast future license and services revenues has become more difficult. According to Gartner Dataquest, information technology spending will decline by 0.5% in 2002. We believe a continued deterioration in the economy, specifically a reduction in the level of corporate spending for information technology, will continue to have an adverse effect on our financial condition and results of operations.

Sources of Revenue and Revenue Recognition Policy

        We derive our revenue from licensing our software and providing related services. We primarily utilize a direct sales organization and an indirect sales channel that consists of select resellers and a variety of strategic marketing alliances to reach our target customer base. Prior to 2002, less than 10% of our license revenue had been derived from our indirect sales channel rather than from our direct sales force. For the nine months ended September 30, 2002, 23% of our license revenue was derived from our indirect sales channel. We expect the proportion of license revenue derived from our indirect sales channel to continue to increase in the near future as we continue to develop new alliances and strengthen existing relationships.

        During the three and nine months ended September 30, 2002, revenue derived from customers outside the United States and Canada increased to 14% and 15%, respectively, from 8% during the three and nine months ended September 30, 2001. We expect the proportion of future revenue derived from international markets will continue to increase and may be denominated in the currency of the applicable market.

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

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses revenue. Revenue from installation, training and consulting services is recognized upon performance of the related services. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. Services are traditionally offered and billed as separate elements of contracts on either a fixed service fee plus travel expenses or on a time-and-materials basis. The functionality of the software is not dependent on these services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed annually in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During the nine months ended September 30, 2002, 96% of active customer installation sites renewed their annual maintenance contracts.

Cost of Revenue and Operating Expenses

        Cost of license revenue primarily consists of royalties due to third parties and packaging costs. Cost of services revenue for installation, training, consulting and maintenance services includes personnel costs and related expenses and allocated charges. Personnel costs include salaries, bonuses, benefits and stock-based compensation expenses. We classify all charges to the operating expense categories based on the nature of the expenditures. Allocated charges include rent for corporate offices and furniture, communication charges and depreciation and amortization expenses for office equipment and leasehold improvements. We allocate these costs to each of the functional areas based on use.

        Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses consist primarily of personnel costs, sales commissions, promotional expenses, public relations, tradeshows, and allocated charges. Research and development expenses consist primarily of personnel and consulting costs to support product development, and allocated charges. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and therefore, have been charged to expense. General and administrative expenses consist primarily of personnel costs for accounting and finance, information technology, human resources, legal and facilities, as well as provisions for allowance for doubtful accounts and allocated charges.

        We had 320 full-time employees at September 30, 2002, down from 327 at December 31, 2001 and up from 307 at September 30, 2001. We anticipate that total operating expenses will increase over time as we globally expand our sales and marketing operations, develop new distribution channels, fund ongoing research and development, broaden professional services offerings, improve operational and financial systems and support our growth internationally.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, intangible assets, research and development and software development costs and provision for income taxes. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, our ability to attract new customers and grow internationally, our ability to grow through acquisitions and to successfully integrate acquisitions, the availability and cost of debt and equity financing, technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse effect on our financial position and results of operations. A summary of our critical accounting policies follows.

        Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record provisions for estimated sales allowances on product and service related revenues in the same period as the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of credit memo data and other known factors. If future sales credits do not prove to be consistent with the historical data and management estimates we used to calculate these estimates, revenues could be overstated.

        Allowance for Doubtful Accounts.    We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, there is no way to assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

        Impairment of Long-lived Assets and Intangible Assets.    We evaluate the balance sheet accounts for property and equipment and intangible assets by comparing the carrying amount of the asset against the estimated undiscounted cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, we use the fair value in determining the amount of impairment loss that should be recorded. The determination of undiscounted net operating cash flows requires management to make estimates.

        Research and Development and Software Development Costs.    We evaluate the establishment of technological feasibility of our products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility is not established until the completion of a working model. Historically, software development costs incurred after technological feasibility has been established have not been material. Therefore, we charge all such costs to research and development expense in the period incurred.

        Allowance for Deferred Tax Assets.    We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. To the extent that future taxable income is generated and considered more likely than not to continue in the future an adjustment to reduce the valuation allowance would be made, increasing net income in the period in which such determination was made.

Results of Operations

        The following table sets forth the results of operations for the three and nine months ended September 30, 2002 and 2001 expressed as a percentage of total revenue.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
License	44%	62%	51%	65%
Services	56	38	49	35

Total revenue	100	100	100	100

Cost of revenue:
License	2	1	1	1
Services	20	16	18	17

Total cost of revenue	22	17	19	18

Gross profit	78	83	81	82
Operating expenses:
Sales and marketing	46	45	45	47
Research and development	25	21	22	23
General and administrative	18	21	16	19
Acquired in-process research and development and related charges	—	—	—	11

Operating loss	(11)	(4)	(2)	(18)
Interest and other income, net	3	4	2	5

(Loss) income before provision for income taxes	(8)	—	—	(13)
Provision for income taxes	—	—	—	—

Net (loss) income	(8)%	—	—	(13)%

Revenue

        Total revenue decreased 3% to $15.1 million in the third quarter of 2002 from $15.4 million in the third quarter of 2001 due primarily to a decrease in license revenue. For the nine months ended September 30, 2002, revenue increased 11% to $50.3 million from $45.2 million due primarily to an increase in services revenue. The number of installed customer sites grew to 1,099 sites at the end of the third quarter of 2002 from 793 sites at the end of the third quarter of 2001.

        License revenue decreased 32% to $6.6 million in the third quarter of 2002 from $9.6 million in the third quarter of 2001. For the nine months ended September 30, 2002, license revenue decreased 13% to $25.5 million from $29.4 million in the same year ago period. These decreases were due to fewer contracts signed by customers during 2002, especially during the third quarter, which we believe was attributable to a reduction in the level of corporate spending for information technology. The decreases in license revenue as a percentage of total revenue were also a result of increased services revenue, as discussed below.

        Services revenue, consisting of installation, training, consulting and maintenance services revenue, as well as reimbursable travel expense revenue, increased 46% to $8.5 million in the third quarter of 2002 from $5.8 million in the third quarter of 2001. For the nine months ended September 30, 2002, services revenue increased 57% to $24.7 million from $15.7 million in the same year ago period. These increases were primarily attributable to the growth in maintenance revenue due to additional customer sites and higher renewal rates charged for annual maintenance contracts from existing customer sites. Although maintenance revenue increased from the prior year, some customers resisted price increases for maintenance renewal amounts due to a weakened economy. Installation and consulting revenue increased in the third quarter of 2002 due primarily to growth in new consulting services offerings. Installation, training and consulting revenue increased in the nine months ended September 30, 2002 due to a related increase in the number of customer sites installed during 2002 compared to 2001, growth in new consulting services offerings and overall increased services revenue per customer site. We expect services revenue in absolute dollars to continue to increase over time due to maintenance revenue from new customer sites, the compounding effect of renewals of annual maintenance contracts from existing customer sites and the increase of services offerings.

Cost of Revenue

        Total cost of revenue increased 25% to $3.3 million in the third quarter of 2002 from $2.6 million in the third quarter of 2001. For the nine months ended September 30, 2002, total cost of revenue increased 15% to $9.4 million from $8.2 million in the same year ago period. Gross profit margins decreased to 78% in the third quarter of 2002 from 83% in the third quarter of 2001 due primarily to an increase in cost of services revenue as a percentage of total revenue. Gross profit margins decreased to 81% in the nine months ended September 30, 2002 from 82% in the same year ago period. We expect gross profit margins to decrease over time as we expand our services and integrate additional third-party components into our new or existing products or make investments in third-party technology.

        Cost of license revenue increased 149% to $261,000 in the third quarter of 2002 from $105,000 in the third quarter of 2001. For the nine months ended September 30, 2002, cost of license revenue increased 36% to $577,000 from $424,000 in the same year ago period. These increases were primarily attributable to new third-party software components associated with new products sold in 2002. We expect cost of license revenue to increase over time as a greater proportion of revenue is derived from products containing third-party software components.

        Cost of services revenue increased 20% to $3.0 million in the third quarter of 2002 from $2.5 million in the third quarter of 2001. For the nine months ended September 30, 2002, cost of services revenue increased 14% to $8.9 million from $7.8 million in the same year ago period. These increases were primarily a result of an increase in the number of employees and contractors engaged in installation, training, consulting and customer maintenance services. Cost of services revenue as a percentage of services revenue decreased to 36% in the third quarter of 2002 from 44% in the third quarter of 2001. For the nine months ended September 30, 2002, cost of services revenue as a percentage of services revenue decreased to 36% from 49% in the same year ago period. These improvements were due primarily to the increased services revenue per customer site as well as improved profit margins in the consulting and maintenance services group due to the increase in consulting and maintenance revenue. Although we anticipate that the services revenue will increase as we grow our customer base, we do not anticipate cost of services revenue as a percentage of services revenue to change significantly in the near future.

Operating Expenses

        Sales and Marketing.    Sales and marketing expense remained fairly constant at $7.0 million in the third quarter of 2002 and 2001. For the nine months ended September 30, 2002, sales and marketing expense increased 5% to $22.4 million from $21.4 million in the same year ago period. These increases were due primarily to increases in the average number of employees engaged in sales and marketing activities, specifically in Europe, Latin America and Asia Pacific. We expect sales and marketing expense to remain fairly constant as a percentage of total revenue in the near future.

        Research and Development.    Research and development expense increased 17% to $3.7 million in the third quarter of 2002 from $3.2 million in the third quarter of 2001. For the nine months ended September 30, 2002, research and development expense increased 10% to $11.2 million from $10.2 million in the same year ago period. These increases were due primarily to an increased number of employees and consultants engaged in research and development activities. As a percentage of total revenue, we expect research and development expense to remain fairly constant in the near future.

        General and Administrative.    General and administrative expense decreased 19% to $2.6 million in the third quarter of 2002 from $3.3 million in the third quarter of 2001. For the nine months ended September 30, 2002, general and administrative expense decreased 4% to $8.2 million from $8.5 million in the same year ago period. These decreases were primarily due to a decrease in the provision for bad debts in the 2002 periods. We expect general and administrative expense to remain fairly constant as a percentage of total revenue in the near future.

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

        At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86. At the time of each transaction, we estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused our competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with our primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, we recorded charges totaling $4.8 million during the nine months ended September 30, 2001, as acquired IPR&D.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 39% to $379,000 in the third quarter of 2002 from $625,000 in the third quarter of 2001. For the nine months ended September 30, 2002, interest and other income, net decreased 48% to $1.2 million from $2.4 million in the same year ago period. These decreases were due to lower yields earned on our investments.

Provision for Income Taxes

        We did not record a provision for state and foreign income tax and federal alternative minimum tax in the third quarter of 2002. For the nine months ended September 30, 2002 and 2001, we recorded a provision of $200,000 and $84,000, respectively, for state and foreign income tax and federal alternative minimum tax. We have recorded a full valuation allowance against deferred tax assets generated as a result of net operating loss carryforwards aggregating $6.3 million for U.S. tax purposes and approximately $6 million for foreign tax purposes at December 31, 2001, as the future realization of the tax benefits is not currently considered more likely than not.

Liquidity and Capital Resources

        We generated $1.8 million in cash flows from operating activities during the nine months ended September 2002 compared to cash used in operating activities of $5.7 million during the same year ago period. This increase in cash flow from operations was due primarily to the $3.8 million cash paid for IPR&D during the nine months ended September 30, 2001 and the reduction in operating expenses as a percentage of total revenue during the nine months ended September 30, 2002. Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2002 as compared to $13.3 million for the same year ago period. Investing activities consisted of capital expenditures totaling $2.5 million and $2.4 million for the nine months ended September 30, 2002 and 2001, respectively, which was used primarily to acquire computer equipment and leasehold improvements. These capital expenditures were more than offset by maturing investments and the release of restricted cash, as discussed more fully in the following paragraph. In 2003, our capital expenditures may be more than our net proceeds from maturing investments. Net cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $1.1 million and $1.2 million, respectively, which represented the proceeds received from the exercise of stock options and employee stock purchases. Beginning in the fourth quarter of 2002, our stock repurchase program will be a use of funds included in the financing activities. Overall, up to $10 million of stock repurchases have been authorized. At September 30, 2002, we had $61.3 million in working capital, which included $61.1 million in cash and cash equivalents and short-term investments.

        In November 2002, we amended our existing line of credit of $7.5 million and increased it to $15.0 million, and extended the maturity date to November 2003. At our discretion, borrowings under the line of credit bear interest at the bank's prime rate, which was 4.75% on September 30, 2002, or LIBOR plus 300 basis points. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. In June 2002, we caused our bank to issue our irrevocable standby letters of credit under this facility, which secure the leases on the corporate headquarters facility and furniture and relieved our restricted cash of $4.8 million. The letter of credit requirements of the leases have decreasing schedules that ultimately expire in 2002 and 2007. The amount available under the line of credit at September 30, 2002 was $3.2 million, which was net of the outstanding letters of credit of $4.3 million. To date, we have not borrowed any funds under the line of credit.

        We expect to have total capital expenditures of approximately $3.1 million in 2002. We anticipate that our capital expenditures will increase over the next several years as we acquire equipment to support the expansion of our research and development activities and internal management information systems. We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We believe that our existing cash and cash equivalents and short-term investments will be more than sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months and the foreseeable future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Our accounts receivable days sales outstanding increased to 79 days at September 30, 2002 from 72 days at December 31, 2001, due to an increase in the length of our collections cycle which was primarily attributable to increased international sales where payment is typically slower than in the United States; and due to an increase in the number of customers with extended payment terms or deferring payments, which we believe can be attributed to a weakened economy. We expect our days sales outstanding to be in the high-70s range in the near future.

        Our interest income is sensitive to changes in interest rates of investment grade securities. We expect that interest income in 2002 and 2003 will be less than in 2001 due to lower yields on the underlying investments. To reduce our balance sheet exposure to variations in asset values, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months for our entire portfolio. Our investment portfolio may contain securities with maturities of up to three years. While this minimizes our interest rate risk to asset values, our results are exposed to fluctuations in interest income due to changes in market rates.

        The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Canada, Mexico, Brazil, the United Kingdom, the Netherlands, Japan, Australia and Singapore and conduct transactions in either the local currency of the location or in U.S. dollars. To date, the impact of fluctuations in the relative value of other currencies has not been material. For the three and nine months ended September 30, 2002 and 2001, net foreign exchange gains and losses were not material.

  Transactions with Management

        During the first quarter of 2002, notes receivable due from certain officers totaling $455,000 were satisfied by delivering, at current fair market value, shares of our common stock, which such employees had held for longer than six months. Notes receivable from our CEO totaling $1.8 million were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note is payable in three equal payments of principal and interest due annually through February 2005. The remaining balance was satisfied by the CEO delivering, at current fair market value, shares of our common stock, which he had held for more than six months. At September 30, 2002, and presently, the value of the underlying shares of our common stock held as collateral did not meet the collateral maintenance requirements of the 2002 Note. Our board of directors has delivered to the CEO a notice of forbearance, advising the CEO that, for the time being, Witness will forbear pursuit of its rights to demand additional collateral or prepayment of the 2002 Note. However, the notice advised that Witness did not waive, release or relinquish its right to exercise any and all of its rights or remedies at that time or in the future. This action is not expected to affect our results of operations or financial position.

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

  Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline

        Our quarterly revenue, expenses and operating results could vary significantly from period to period. With respect to the current fiscal year, this is discussed above under the heading "Overview." In particular, we derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than we expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation, maintenance and training services largely correlates with our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

  •
  a decrease in demand for our software or, more generally, for products that record and analyze the interactions between a business and its customers and/or provide electronic learning;
  •
  announcements or introductions of new products and services by our competitors;
  •
  pricing for competitive products;
  •
  the timely payment of fees due to us by our customers;
  •
  our ability to develop, market and manage new software, software enhancements and services;
  •
  the deferral of orders for our software or delays in the installation of our software from one quarter to a later quarter;
  •
  how quickly we are able to develop new software, software enhancements and services that our customers require;
  •
  how much money we have to spend to improve our software, services and operations;
  •
  delays in installments of our software;
  •
  the increasing length of sales cycles for our software;
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

        Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Historically, our revenue growth has fluctuated from as low as an 11% decline to as high as a 58% growth from one quarter to the next. If our future revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock would likely decline.

  We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

        We may acquire or make investments in companies, products, services and technologies which we believe complement our software and services. Because of the increasing use of new customer interaction mediums such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. Our overall gross profit margins will decrease as we integrate additional third-party components into our new or existing products or make investments in third-party technology. We have very limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may seriously harm our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

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

  Our software has a long sales cycle that makes it difficult to plan our expenses and forecast our results

        Although it typically takes three to six months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. This was the case in 2002, and may be the case in future periods. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would adversely affect the timing of our revenue and the timing of our corresponding expenditures. This could harm our ability to meet our financial forecasts for a given quarter. Our customers' decisions regarding their purchase of our software and services is relatively long due to several factors, including:

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

  Although we achieved a quarterly operating profit earlier in 2002, we may continue to experience quarterly losses from operations in the future

        We achieved a quarterly operating profit in the first and second quarters of 2002. We incurred a loss in the third quarter of 2002 and substantial losses before 2002. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $27.9 million as of September 30, 2002. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period. If we do not achieve profitability from operations, or if we do not remain profitable on a net basis, we may need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

  We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through September 30, 2002, we have recognized less than 20% of our quarterly license revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

  If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

        Revenue from customers located outside of North America, including the United States and Canada, accounted for approximately 14% and 8% of our total revenue for quarters ended September 30, 2002 and 2001, respectively. We intend to continue to expand our international operations through internal business expansion and strategic business relationships. Our operations outside of North America at September 30, 2002 consisted of 37 dedicated employees located in Australia, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. We have also established relationships with a small number of international resellers. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, our plans to expand internationally may be adversely affected by a number of risks, including:

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

  Conducting business internationally poses risks that could affect our financial results

        Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. Moreover, exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to increase our prices to reflect fluctuations in the exchange rate. Additional risks we face in conducting business internationally include the following: longer payment cycles; difficulties in staffing and managing international operations; problems in collecting accounts receivable; and the adverse effects of tariffs, duties, price controls or other restrictions that impair trade.

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
  business analytics vendors;
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

        We have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. License revenue from our indirect sales channel, which consists of select resellers and a variety of strategic marketing alliances, accounted for approximately 31% and 12% of our license revenue for the quarters ended September 30, 2002 and 2001, respectively. We expect revenue from our indirect sales channel, and accordingly our dependence on resellers, to continue to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

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
  •
  improve the effectiveness of our software, particularly in installations involving very large databases and large numbers of simultaneous users;
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

        As of September 30, 2002, we had five U.S. registered trademarks, two patents generally relating to our voice/data synchronization technology and data capture technique and 12 patent applications pending. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

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

  If the market in which we sell our software and services deteriorates further as a result of declining economic conditions and/or consolidations, it will have a material adverse effect on our business and results of operations

        The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. However, recent economic conditions have caused many of our customers and prospective customers to experience either severe financial difficulties or bankruptcies and have increased the potential for call center consolidation. Some examples include WorldCom, Adelphia and USAir. Consequently, this has caused an adverse effect on our business and results of operations during 2002 and it is expected that these financial difficulties and consolidations experienced by our customers might adversely affect our business and results of operations during 2003. In addition, since our customers control the timing of our installation and training services, our services revenues have been, and may continue to be, adversely impacted as customers delay the scheduling of services. In addition to the aforementioned, demand for our software remains uncertain because our existing and potential customers may:

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
  •
  close contact centers.

        If the market for our software declines, it will have a material adverse effect on our business and results of operations.

  If we do not continue to expand the distribution of our products through direct and indirect sales channels, we may be unable to expand our market share or increase our revenue

        To expand our market share and revenue, attract new customers and increase sales to existing customers, we may need to expand our direct and indirect sales channels of distribution. We also may need to expand our direct sales force by hiring additional sales personnel and management, and increase the number of relationships we have with companies that provide us with customer referrals or leads for new business. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in finding new sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to find an adequate number of new sales personnel meeting our specific needs. If the personnel we hire are less qualified, it may take us more time to train them and they may take a longer time to reach an acceptable level of productivity.

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

  If our internal professional services employees do not provide installation services effectively and according to schedule, our customers may not use our installation services or may stop using our software

        Customers that license our products ordinarily purchase installation, training and maintenance services, which they typically obtain from our internal professional services organization. Because our software must be installed to work with a number of computer and telephone network systems, installation of our software can be difficult. These systems vary greatly from one customer site to another, and the versions and integration requirements of these third-party systems change frequently. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose to not use our installation services to install software they license from us. In addition, these customers may determine that they will not license our software and instead will use the products and services of one of our competitors. If this happens, we would lose licensing and services revenue from these customers, and it would likely harm our reputation in the industry in which we compete. This could materially and adversely affect our business, financial condition and results of operations.

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

  We may face difficulty in attracting and retaining key personnel, which are necessary to effectively manage and expand our business

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

  Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

        At September 30, 2002, our executive officers and directors and their affiliates together controlled approximately 23% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions.

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

        Our board of directors has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquirer. In addition, Delaware law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. In October 2002, our board of directors approved, and we have implemented, a stockholder rights plan which has the effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by the board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        None.

Item 4. Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of business. As of the date hereof, we are not party to any litigation or other legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

(10.1)	Loan and Security Agreement between Witness Systems, Inc. and Silicon Valley Bank dated April 3, 2002
(10.2)	Loan Modification Agreement between Witness Systems, Inc. and Silicon Valley Bank dated November 12, 2002
(10.3)	Revolving Promissory Note between Witness Systems, Inc. and Silicon Valley Bank dated November 12, 2002
(b)
Reports on Form 8-K

        The Company filed the following reports on Form 8-K filed during the third quarter of 2002:

  (1)
  On August 13, 2002, we filed a current report on Form 8-K under Item 9 to include our CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for our Report on 10-Q for the quarter ended June 30, 2002.

  (2)
  On September 11, 2002, we filed a current report on Form 8-K under Item 5 report our stock repurchase program and under Item 9 to report that certain officers entered into stock sale plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002	WITNESS SYSTEMS, INC.
	By:	/s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	By:	/s/ WILLIAM F. EVANS WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER

        I, the Chief Executive Officer, of Witness Systems, Inc. (the "registrant"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of the registrant;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

  (b)
  evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and.

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated this 12th day of November 2002.

/s/ DAVID B. GOULD David B. Gould Chairman of the Board, President and Chief Executive Officer

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER

        I, the Chief Financial Officer, of Witness Systems, Inc. (the "registrant"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of the registrant;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

  (b)
  evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and.

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated this 12th day of November 2002.

/s/ WILLIAM F. EVANS William F. Evans Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
WITNESS SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATE OF THE CHIEF FINANCIAL OFFICER