Form 10-K
period 2002-12-31
WITNESS SYSTEMS INC
filed 2003-03-14
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

770-754-1900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        At February 28, 2003, the registrant had 21,881,536 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $32.8 million based on the closing price of $3.09 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its annual meeting of stockholders, currently scheduled for May 29, 2003, are incorporated by reference in Part III of this report.

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

        The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 28.

Overview

        We provide the contact center market an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven multimedia recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet. Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives throughout the organization. The result is a proactive management tool for optimizing their customer relationship management ("CRM"), improving communication among departments, fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service.

        Our eQuality® software suite is designed to enable customer contact centers within a company to capture, evaluate and analyze complete customer interactions through multiple media, such as telephone, e-mail and the Internet, identify performance gaps and then apply targeted electronic learning for continuous performance improvement. The eQuality software records a customer sales/service representative's ("CSR"s) voice interactions with a customer as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. Supporting the need for Web-based customer interactions driven by the growth of the Internet and e-commerce, the eQuality software suite also enables companies to capture, evaluate and analyze e-mail, Web interactions and guided browser sessions. In addition, the eQuality software suite allows companies to selectively capture, evaluate and analyze customer interactions on any of these mediums based on business criteria that they define, such as key customers, important marketing campaigns and new product introductions.

        We currently provide software to an extensive base of large companies with multiple contact centers, including American Airlines, AT&T, Compaq Computer Corporation, Continental Airlines, EDS, Federal Express, Pitney Bowes, Starwood Hotels & Resorts Worldwide, Target Corporation, Verizon, Visa, Wells Fargo Bank and Xerox Corporation. As of December 31, 2002, we had licensed our software to 418 customers at 1,177 sites.

Industry Background

        Developing and maintaining long-term customer relationships is critical to the success of a business operating in the competitive global marketplace. The rapid growth of the Internet and e-commerce has increased the importance companies place on their customer relationships. Because the Internet enables consumers to easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at relatively low cost, it is becoming more difficult for businesses to develop long-term relationships with their customers. As the use of the Internet expands as a business platform, the need for personal contact is essential to enabling a higher quality customer experience. The integration and optimization of customer contacts across all channels of communication is becoming both a strategic and tactical business requirement. In response to these trends, companies adopted CRM initiatives to increase the longevity and profitability of their customer relationships, and developed software applications to automate and evaluate key sales, marketing and customer service processes and improve the effectiveness of their customer interactions. According to AMR Research, CRM remains one of the highest spending priorities in the near-term.

        Historically, the focus of CRM applications has been on improving the companies' internal sales, marketing and customer service processes. Competitive pressures resulting from the emergence of the Internet and e-commerce have required companies to shift the focus of their CRM initiatives from improving their internal operations to meeting the needs of their customers. Companies are developing a new set of business principles that place a greater value on improving customer satisfaction and enhancing employee skills to foster customer relationships and increase customer intimacy. We believe that companies, with a better understanding of the characteristics and preferences of their customers, will be able to customize product and service offerings more effectively, which can result in increased customer retention. In addition, these companies will be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand.

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

        Historically, call centers have had the ability to handle only telephone and other voice interactions. These call centers have generally focused on either conducting outbound calls, for functions such as collections and product sales, or on managing inbound calls, for purposes such as product support, order processing or customer service. The growth of the Internet and the increased focus of businesses on optimizing customer relationships have contributed to the evolution of traditional single-function, telephone-based call centers into multi-functional, multi-channel customer interaction centers, or contact centers. The emergence of multi-channel customer contact centers has generally increased the volume and complexity of tasks that CSRs are required to perform. As a result, traditional single-function CSRs must now assume more valuable, multi-function customer service responsibilities. CSRs are now required to handle multiple tasks effectively that involve interaction across a growing number of customer touch points, including telephone, e-mail and the Web. Survey results from the Yankee Group indicate that companies still consider the deployment of Web-based self-service options a crucial priority in their future customer care plans.

        A number of applications have emerged to attempt to address the need to better manage these interactions. However, we believe that most solutions currently available do not adequately address the importance of optimizing customer interactions through recording at the point of contact, evaluating the complete customer interaction, analyzing the CSR's performance, and applying organizational learning through an integrated electronic learning management software solution. For example, without an integrated electronic learning solution, other programs cannot effectively train and develop the CSRs who serve a company's customers. As a result, we believe that there is a significant opportunity in the marketplace for a comprehensive, integrated multimedia solution, which optimizes a company's customer interactions.

The eQuality Solution

        We provide business-driven multimedia recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, reduce employee turnover, enhance customer retention and improve overall customer satisfaction. We believe our eQuality suite of software and services provide the following key business benefits:

  •
  Increases revenue opportunities.    The eQuality solution enables companies to analyze complete customer interactions, incorporating data from their existing databases and systems. As a result, companies are able to customize their sales and marketing efforts to individual customer preferences or tendencies, improve the selling techniques of their CSRs and sell additional complementary or higher-end products and services to their existing customers. Consequently, we believe companies deploying our solution can generate additional revenue opportunities.

  •
  Improves profitability.    The eQuality solution improves the overall quality of companies' interactions with their customers, which reduces the costs associated with customer turnover. By providing CSRs with better training, companies can improve the efficiency of CSRs by reducing their average "talk time," which results in decreased telephone charges and reduced total number of CSRs needed to handle the same volume of customer interactions. As a result, we believe companies are able to improve profitability by deploying the eQuality solution to reduce customer turnover and CSR costs.

  •
  Reduces employee turnover.    The eQuality solution enables the evaluation and analysis of an individual CSR's performance, which companies can use to customize incentives for rewarding CSRs. We believe these customized incentives, together with effective feedback and training, leads to increased CSR job satisfaction, retention of high quality CSRs and reduced costs related to CSR turnover. According to Giga Information Group, the contact center average turnover rate ranges from 20% to 30% annually, and the costs to recruit, interview and train new CSRs are often as high as $10,000 per agent, depending on the level of skills required.

  •
  Enhances customer retention.    The eQuality solution helps companies to develop more intimate knowledge of their customers, which should improve the overall quality of products and services being delivered to customers. We believe that the growth in the Internet and e-commerce will increase the importance customers place on high-quality and consistent customer service. It is imperative that companies retain these costly new customers to capitalize on their investment. As a result, we believe that companies who deliver excellent service to their customers will develop longer-term, more profitable customer relationships.

        We believe that we are able to provide these key business benefits through the innovative features of our eQuality solution, which include the following:

  •
  Enables synchronized replay of voice and computer desktop data.    The eQuality software records a CSR's voice interaction with a customer, as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, companies can observe and analyze complete customer interactions as they actually occurred. This enables companies not only to evaluate the behavior of their CSRs, but also to determine whether the necessary technology resources for customer support are readily available to them and whether they are making effective and efficient use of available technology resources.

  •
  Captures customer interactions across multiple communications media.    The eQuality software captures customer interactions from a variety of communications media, including telephone, e-mail and the Internet. This multimedia capability allows companies to deliver consistent, high quality customer service regardless of the communication channel.

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

  •
  Enables information obtained in the contact center to be shared across the enterprise.    The eQuality enterprise collaboration recording architecture enables contact center management to share interactions from the contact center with departments that touch the customer, as well as executives throughout the organization, by notifying them when a business-critical customer event occurs. The result is a proactive management tool for optimizing customer relationships and improving communications among departments, as well as fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.

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

  •
  Provides an integrated, closed-loop environment for applying organizational learning.    eQuality Now™ delivers ongoing training tailored to CSR competencies, which helps companies build customer loyalty though a more highly-skilled and motivated workforce. Underscoring the importance of staff development, research from the Yankee Group indicated that contact center managers ranked agent training as their number one budget priority. Companies are turning to electronic learning in response to the urgency of delivering and reinforcing training to improve CSRs' skills, as well as to provide a means to support their career paths. Our eQuality Now product addresses this market trend by focusing on electronic learning opportunities in the contact center, such as new product and service introductions; up-selling and cross-selling techniques; and tips for managing customer communications through newer communications channels, such as e-mail and collaborative Web chat.

  •
  Integrates with third-party software and hardware.    The eQuality software is designed to integrate with a variety of third-party software, such as CRM and enterprise resource planning applications. The eQuality solution is also designed to integrate or be compatible with a company's existing telephony and computer network hardware and software such as telephone switches, automated telephone dialers and computer-telephony integration systems. This allows companies to capitalize on their existing infrastructure and gain the benefits of our software with minimal additional investment.

  •
  Provides an open architecture that scales to support small to large installations.    The eQuality software operates on the Windows NT platform and is compatible with standard voice cards and databases. Also, the software can capture and record computer screen activity from CSR workstations that are running any of a variety of operating systems. By utilizing off-the-shelf hardware and software, our customers are able to implement and support our products at a relatively low cost. Because the software is scalable, it can support the needs of a small single site as well as large multi-site installations. The eQuality software's high volume recording architecture interfaces on either the network or agent side of the PBX/ACD switch and enables companies to record zero to 100% of any type of contact that comes into their center based on "business rules" that they define.

  •
  Enables rapid deployment.    Because of the software's features, extensive third-party integration, open architecture and implementation process, we can typically implement our software at a customer's initial site within 30 to 60 days from the date the software agreement is signed by a new customer. Since the detailed project planning occurs during installation at the first site, we can typically implement our software at additional sites in five to seven days. Most of our target market consists of large corporations with many customer contact centers, and we have significant experience with customers purchasing our software for multiple sites. As a result, rapid deployment is important in that it allows those customers to quickly implement and begin realizing the benefits of the eQuality solution.

Strategy

        Our objective is to be a leading provider of software and services to the contact center market that enable global organizations to optimize their workforce performance and capture customer intelligence by recording and analyzing customer interactions across multiple communications media, including telephone, e-mail and the Internet. Key elements of our strategy include the following:

  •
  Extend the breadth and depth of product offerings.    We intend to continue to invest in research and development to enhance our current software suite and build or purchase new software to address the growing needs of companies that seek to better manage their customer relationships across multiple communications media. We also intend to extend our Web-based capabilities, such as the recording and analyzing of integrated e-commerce, e-mail and voice interactions. Additionally, we plan to expand the number of third-party applications with which our software can integrate.

  •
  Increase sales to new and existing customers.    A majority of our existing customers are large companies that have multiple contact centers. While we have been successful in penetrating these customers and installing our software at more than one contact center, we have many customers where we have not yet installed our software at all of their contact centers. We intend to capitalize on the success of our initial installations by emphasizing the scalability and rapid deployment of our software to increase the number of installations at existing customer sites that have not yet installed our software. We also plan to continue pursuing new customer accounts with multiple contact centers through our existing sales force and our network of strategic relationships.

  •
  Expand international presence.    We currently maintain sales forces in Australia, Brazil, Canada, India, Japan, Mexico, the Netherlands, Singapore and the United Kingdom as well as in the United States. We plan to expand our direct and indirect sales channels in these regions, with particular attention to areas that are actively adopting CRM and contact center software solutions.

  •
  Expand network of business alliances.    We intend to expand our network of business alliances with complementary application software and Internet infrastructure providers to increase the number of products with which our software is compatible. We believe the demand for our software will increase as it becomes compatible with an increasing number of CRM, enterprise resource planning and Internet infrastructure applications. In addition, expanding this network of business alliances will enable us to generate new sales leads as our business alliances recommend our products to their customers.

Products

        The eQuality software initiates recording of customer interactions based on criteria selected by companies and facilitates retrieval and analysis of the recorded information, as well as targeted electronic learning events based on skill gaps identified using the evaluation software. With eQuality's enterprise collaboration recording architecture, organizations can create advanced business rules for random, selective or 100% recording of the specific types of telephone, e-mail and Web customer interactions that drive their businesses. Additionally, contact center management is able to share these interactions with departments that touch the customer, as well as executives, by notifying them when a business-critical customer event occurs. The result is a proactive management tool for optimizing customer relationships and improving communications among departments, as well as fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.

        The foundation of the eQuality software records a CSR's voice interaction with a customer as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. The voice and data are captured and stored on a computer disk for synchronized evaluation and analysis. By capturing both voice and desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. The captured interactions can then be selectively retrieved, combined with information from a company's other business systems, such as CRM and enterprise resource planning software, analyzed and presented in a number of summary and detailed formats. The eQuality software thus enables companies to evaluate the effectiveness of its CSRs, improve contact center performance and profile their customers' characteristics and preferences to create customized product and service offerings. By recording customer interactions, evaluating and analyzing CSRs performance, and then using eQuality Now to prioritize training, companies have an integrated, closed-loop solution for applying organizational learning. The result is an effective environment for continuous performance improvement that helps companies ensure their customers receive consistent service across all touch points.

        An integral feature of the eQuality solution is business-driven recording, which allows a company to record specific customer interactions based on criteria that it selects. Using the eQuality solution, a company can define business rules that trigger recording of selective customer interactions that are particularly critical to its operating performance. For example, a company may use eQuality software to record customer interactions based on a number of criteria, including:

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

  •
  Target products.    Interactions that relate to targeted products can be identified and recorded to allow businesses to evaluate product design, installation and service issues. Examples include selected calls related to new product introductions, key revenue-producing products and higher margin products.

  •
  Selected CSR considerations.    Calls that are handled by specific CSRs can be sampled so that supervisors can more effectively monitor and train CSRs. Examples include newly hired CSRs, CSRs that are not achieving desired performance levels and CSRs working with a new medium, such as e-mail or Web chat.

        By recording only critical customer interactions based on business rules, companies have fewer interactions to store and therefore significantly lower storage requirements. Further, the eQuality software's data capture technique allows companies to utilize minimal network bandwidth by sending across the network only the changed areas of a CSR's computer desktop screen. In addition, the eQuality software is designed to integrate or be compatible with a company's existing telephony and computer network hardware and software. The result is a lower total cost of ownership.

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

        eQuality Analysis™.    The eQuality Analysis application provides a more comprehensive analysis of customer interaction and CSR performance by bridging the disparate information systems of a company. Using eQuality Analysis, a company can combine data derived from eQuality Evaluation with data derived from information obtained from a company's other business systems, such as CRM and enterprise resource planning software and integrated telephony applications. Combining multiple sources of data from within the company into a common analysis and reporting system allows for a more thorough evaluation of CSR and overall contact center performance. Recognizing the importance of multi-channel contact centers, we have designed eQuality Analysis to integrate with business systems that collect data from a broad range of communications media. With its performance scorecard, contact center managers can attain a quick, streamlined view of performance relative to strategic organizational objectives. The software leverages a variety of industry-accepted, best-practice key performance indicators (KPIs) contained in eQuality Analysis and includes pre-defined KPIs as a foundation to build customized measures. Users can view data and drill up and down into an area of interest. eQuality Analysis produces a wide array of user-defined summary (historical and trend) and detailed analysis (adherence, productivity, quality and others) in a report, graph or exported medium. The solution's reporting, dynamic analysis and performance scorecard capabilities provide organizations with business intelligence that can lead to increased revenue, heightened service quality and improved operational efficiencies.

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

        eQuality Discover™.    The eQuality Discover application enables companies to record and graphically view actual customer experiences on their Web sites so they can identify clear steps for improving online customer service. With these captured samples, companies will have the insight they need to determine how consumers interact with their Web sites, which in turn helps them increase the profitability of on-line relationships while at the same time reducing customer service costs. Using eQuality Discover, companies can determine why a visitor placed a call to the contact center or abandoned their Web site. When brought together with recorded customer interactions from other touch-points, captured self-service interactions can help companies achieve a single view of customers and the way they are serviced across many channels.

        eQuality Connect™.    The eQuality Connect application serves as the foundation to integrate eQuality with Web-enabled contact center and CRM applications, including e-mail response management, collaborative Web chat and customer information systems. As the underlying integration component of the eQuality suite, eQuality Connect is an open, scalable software solution that leverages strategic events and data gathered from external solutions to initiate recordings. Companies can implement eQuality Connect as the integration layer within their eQuality multimedia recording and analysis software, or as a standalone solution that integrates eQuality with other applications, such as internally developed customer information systems.

        eQuality Balance has historically and will continue to be licensed together with the eQuality Evaluation application. Through December 31, 2002, we had derived the majority of our license revenue from the sale of these two products. During 2002, approximately 28% of our orders included an additional module of our eQuality application suite, including eQuality Analysis, Now, Interactive, Response, Discover and Connect.

Professional Services

        Our professional services organization provides an integrated implementation, training and business consulting methodology that supports an effective and rapid deployment of the eQuality suite enabling organizations to more quickly realize the benefits of our solution. Our implementation professionals work with the customer to build a solid technical infrastructure that supports the eQuality suite of applications. An initial implementation engagement is typically completed within 30 to 60 days from the date the software agreement is signed by a new customer, and involves the planning, configuration, testing and implementation of our software. Since the detailed project planning occurs during installation at the first site, we can typically implement our software at additional sites in five to seven days. Generally, the actual software installation takes three to five days. We provide end-user training both on-site at the customer location and at a centralized training facility. Training services include coach training and system administration. We also offer business consulting services that enable our customers to identify and link key business drivers with CSR skills and behaviors, providing a blueprint for implementing a successful performance optimization strategy.

Customers

        Our customers include large and small companies with a varying number of contact center sites. Our customers come from the banking and finance, general business, insurance, outsourcing, technology, travel and hospitality and utility industries. As of December 31, 2002, we had licensed our software to 418 customers at 1,177 sites. To date, customer installations have ranged from as small as one contact center having 25 CSRs, to customers with 32 contact centers having an aggregate of approximately 16,000 CSRs. No customer accounted for 10% or more of our revenue in 2002, 2001 and 2000.

Sales and Marketing

        We sell our software primarily through a combination of a direct sales force and resellers. As of December 31, 2002, our sales organization consisted of 79 sales professionals in 26 offices throughout the United States and offices in Australia, Brazil, Canada, Japan, Mexico, the Netherlands, Singapore and the United Kingdom.

        Our direct sales force is responsible for pursuing qualified leads generated internally and also qualified leads provided by companies with whom we have formal or informal referral agreements. To expand the coverage and support of our direct sales force, we develop strategic marketing alliances with leading companies in our industry. These relationships may include joint marketing campaigns and selling strategies. In addition to the direct sales force, we have agreements with a variety of companies that resell our software. To support this indirect sales channel, our business development personnel provide training and support to the sales personnel of these companies so they can more effectively educate potential customers about the benefits of our solution. Our agreements with the resellers are not exclusive and may be terminated by either party.

        Our direct sales cycle typically begins with the qualification of a sales lead or the request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer using the software and contract negotiation. The sales cycle can vary substantially from customer to customer but typically lasts six months, and is considered completed with the signing of the contract. Historically, most of our customers have increased their use of the software to expand the number of CSRs and applications at existing sites and to license additional contact centers, with a minimal incremental sales effort on our behalf.

        We use a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. To support sales efforts, the marketing organization also produces marketing materials, including brochures, data sheets and other technical descriptions, presentations and demonstrations. As of December 31, 2002, we had 101 employees in our sales and marketing organization.

Research and Development

        We believe our software development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our software. We devote a substantial portion of our resources to developing new software and features, extending and improving our software technology, debugging and quality testing our products and researching new technological initiatives in our market. We believe that our future success depends in part upon our ability to continue to enhance existing software, respond to changing customer requirements and develop and introduce new or enhanced software that incorporates new technological developments and emerging industry standards.

        Research and development expenditures for the years ended December 31, 2002, 2001, and 2000 were $15.1 million, $13.6 million and $10.4 million, respectively. We intend to continue to increase our investment in research and development. As of December 31, 2002, we had 91 employees engaged in research and development activities.

Competition

        Our software and services compete in the emerging market for products that record and analyze customer interactions and provide electronic learning applications. This market is intensely competitive and experiences rapid changes in technology. We believe that we compete effectively and that we enjoy a competitive advantage based upon (1) the functionality and quality of our products, (2) the ease of use and ability of our products to operate with a variety of hardware and software products, (3) our ability as a single vendor to offer a full suite of applications, (4) our ability to implement our products quickly, (5) the responsiveness of our customer support, and (6) our competitive pricing. However, many current and potential competitors may have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources. This could allow our current and potential competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements, to more effectively take advantage of acquisition and other opportunities, to devote greater resources to the sales and marketing of their products and services, and to adopt more aggressive pricing policies. In addition, many competitors market their products through resellers and companies that integrate their technology and products with those of the competitor. These resellers and technology partners of competitors often have strong business relationships with our customers and potential customers. Our competitors may use these business relationships to market and sell their products and compete for customers. We cannot assure that our competitors will not offer or develop products and services that are superior to ours, or that achieve greater market acceptance. Our competitors include:

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

        Patents.    We have received two patents generally relating to our voice and data synchronization technology and data capture. We also have 13 patent applications pending with the U.S. Patent and Trademark Office. There is no guarantee that the pending applications will result in issued patents or, if issued, will provide us with any competitive advantages. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

        Trademarks and service marks.    We have five U.S. registered trademarks. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks, or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our "eQuality" trademark and its variations that predate our use, and the April 30, 2002 issuance, of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

        Copyrights.    We have six copyright registrations covering our eQuality software.

Item 2.    Properties

        Our principal administrative, marketing, product development and support facilities are located in Roswell, Georgia, a suburb of Atlanta, where we lease approximately 96,400 square feet under a lease that expires in 2007. In addition, we lease a total of 17 sales and marketing offices in the United States, and offices in Australia, Brazil, Canada, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. We believe our facilities are adequate for our current and expected near-term requirements.

Item 3.    Legal Proceedings

        From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

        On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. ("Knowlagent"), which is the assignee of the United States Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software suite of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested that monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. We are currently in the discovery phase of the lawsuit.

        We are not party to any other litigation or other legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters

  Common Stock

        Our common stock trades on the Nasdaq Stock Market under the symbol "WITS". The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq Stock Market in each of the last eight quarters.

	High	Low
Year Ended December 31, 2002:
Fourth quarter	$6.44	$1.97
Third quarter	$7.47	$3.89
Second quarter	$14.46	$5.05
First quarter	$14.51	$10.05
Year Ended December 31, 2001:
Fourth quarter	$13.90	$7.03
Third quarter	$11.32	$6.51
Second quarter	$14.95	$7.35
First quarter	$17.00	$5.63

        The closing sale price of our common stock as reported by the Nasdaq Stock Market on February 28, 2003 was $3.09.

        Dividend Policy.    We have not paid any cash dividends on our common stock to date. Our Board of Directors determines whether or not we will pay dividends. The Board of Directors considers a number of factors in deciding whether or not to pay dividends, including our earnings, our capital requirements and our financial condition. Currently, the Board of Directors intends to retain all earnings, if any, for use in our business operations and, accordingly, does not expect to declare or pay any dividends in the foreseeable future.

        Rule 10b5-1—Trading Plans.    Our Board of Directors approved an amendment to our insider trading policy to permit our officers, directors and other insiders to enter into trading plans or arrangements to sell shares of our common stock complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Trading plans provide for sales, subject to price restrictions, daily limits and other contingencies, of shares of our common stock

        Holders.    As of February 28, 2003, we had approximately 248 holders of record of our common stock. We believe that we have more than 2,500 beneficial owners.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
License	$33,383	$39,926	$30,307	$16,706	$8,682
Services	34,303	22,596	14,435	6,680	2,520
Hardware	—	—	—	46	2,171

Total revenue	67,686	62,522	44,742	23,432	13,373

Cost of revenue:
License	1,132	602	436	327	310
Services	12,286	10,448	8,515	4,380	2,602
Hardware	—	—	—	46	2,482

Total cost of revenue	13,418	11,050	8,951	4,753	5,394

Gross profit	54,268	51,472	35,791	18,679	7,979
Operating expenses:
Sales and marketing	29,506	29,339	22,587	11,585	6,147
Research and development	15,090	13,611	10,379	5,825	3,529
General and administrative	10,933	11,629	8,770	4,403	2,141
Charge for termination of distribution agreement	—	—	—	—	900
Acquired in-process research and development	—	4,823	—	3,506	—

Operating loss	(1,261)	(7,930)	(5,945)	(6,640)	(4,738)
Interest and other income (expense), net	1,570	2,866	3,979	(364)	(31)

Income (loss) before provision for income taxes and extraordinary loss	309	(5,064)	(1,966)	(7,004)	(4,769)
Provision for income taxes	261	116	—	—	—

Income (loss) before extraordinary loss	48	(5,180)	(1,966)	(7,004)	(4,769)
Extraordinary loss on the early extinguishment of debt	—	—	(248)	—	—

Net income (loss)	48	(5,180)	(2,214)	(7,004)	(4,769)
Preferred stock dividends and accretion	—	—	(611)	(1,815)	(502)

Net income (loss) applicable to common stockholders	$48	$(5,180)	$(2,825)	$(8,819)	$(5,271)

Net income (loss) per share—basic:
Income (loss) before extraordinary loss	$0.00	$(0.23)	$(0.13)	$(1.37)	$(0.76)

Extraordinary loss	—	—	(0.01)	—	—

Net income (loss)	$0.00	$(0.23)	$(0.14)	$(1.37)	$(0.76)

Net income (loss) per share—diluted:
Income (loss) before extraordinary loss	$0.00	$(0.23)	$(0.13)	$(1.37)	$(0.76)
Extraordinary loss	—	—	(0.01)	—	—

Net income (loss)	$0.00	$(0.23)	$(0.14)	$(1.37)	$(0.76)

Shares used in computing net income (loss) per share:
Basic	22,626	22,258	19,997	6,424	6,964

Diluted	23,524	22,258	19,997	6,424	6,964

Balance Sheet Data:
Cash and cash equivalents	$36,391	$24,297	$29,590	$2,630	$912
Working capital (deficit)	59,435	55,953	58,512	(5,744)	(3,156)
Total assets	87,141	84,166	86,466	10,843	5,026
Long-term debt, less current portion	—	—	—	250	1,102
Total convertible preferred stock	—	—	—	22,837	12,710
Total stockholders' equity (deficit)	65,074	66,054	69,588	(25,656)	(15,376)

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 28.

Overview

        We provide the contact center market an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven multimedia recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet. Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives throughout the organization. An integrated business consulting, installation and training methodology provides services to support an effective, rapid deployment of our software that enables organizations to maximize their return on investment. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management ("CRM") and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        During 2002, many of our prospects and customers continued to defer projects and/or extended their software purchasing processes, resulting in our license revenue being less than our license revenue in 2001. Although services revenue for 2002 increased compared to the prior year, services revenue was impacted by customers deferring installations due to their own lack of resources and budget uncertainties, as well as increased pricing pressures for maintenance renewals. The length of our collections cycle has been adversely impacted by the increase in international revenues and by the weakened economy, resulting in our customers deferring payments to us or requiring payment terms longer than those normally provided by us. As a result of these economic conditions, our ability to forecast future license and services revenues has become more difficult. If the economy continues to deteriorate, the level of corporate spending for information technology and CRM applications may further decline. Such declines could have an adverse effect on our financial condition and results of operations.

Sources of Revenue and Revenue Recognition Policy

        We derive our revenue from licensing our software and providing related services. We primarily utilize a direct sales organization and an indirect sales channel that consists of select resellers and a variety of strategic marketing alliances to reach our target customer base. Prior to 2002, less than 10% of our license revenue had been derived from our indirect sales channel rather than from our direct sales force. For the year ended December 31, 2002, 23% of our license revenue was derived from our indirect sales channel. We expect the proportion of license revenue derived from our indirect sales channel to continue to increase in the future as we expand internationally, where we derive a greater portion of our revenue through our indirect sales channel.

        During 2002, 2001 and 2000, approximately 15%, 9% and 6%, respectively, of our revenue was derived from customers outside the United States and Canada. We expect the proportion of future revenue derived from international markets to continue to increase and may be denominated in the currency of the applicable market.

        License revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. We recognize license revenue using the residual method whereby revenue is recognized in a multiple element arrangement when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not for one of the delivered elements in the arrangement. We defer revenue for the fair value of its undelivered elements, normally services and maintenance, and recognize license revenue for the remainder of the total arrangement fee. Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which product is licensed, the number of software products licensed, the number of installation sites and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license our software products usually receive the software on compact disc.

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services. Revenue from reimbursable travel expenses is recognized upon incurrence of the related expenses. Services are traditionally offered and billed as separate elements of contracts on either a fixed service fee plus travel expenses or on a time-and-materials basis. The functionality of the software is not dependent on these services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed annually in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers. Historically, all customers have purchased an initial maintenance contract for each newly licensed site. During 2002, 2001 and 2000, approximately 98% of active customer installation sites renewed their annual maintenance contracts.

        Effective January 1, 2002, we adopted the Emerging Issues Task Force's ("EITF") No. 01-14, Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred, which requires companies to characterize reimbursements received for travel expenses incurred as revenue in the statement of operations. We had historically recorded reimbursements as a reduction of services cost of revenue. In accordance with EITF No. 01-14, we reclassified $744,000 and $834,000 of reimbursable travel expenses to services revenue from cost of services revenue resulting in no change to gross profit for the years ended December 31, 2001 and 2000, respectively. Gross profit margins decreased to 82% and 80% in 2001 and 2000, respectively, from 83% and 82%, respectively, after the effect of EITF No. 01-14.

Cost of Revenue and Operating Expenses

        Cost of license revenue primarily consists of royalties due to third parties and packaging costs. Cost of services revenue for installation, training, consulting and maintenance services includes personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. We classify all charges to the operating expense categories based on the nature of the expenditures. Allocated overhead include rent for corporate offices and furniture, communication charges and depreciation and amortization expenses for office equipment and leasehold improvements. We allocate these costs to each of the functional areas based on use.

        Operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses consist primarily of personnel costs, sales commissions, promotional expenses, public relations, tradeshows, travel expenses and allocated overhead. Research and development expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and, therefore, have been charged to expense. General and administrative expenses consist primarily of personnel costs for accounting and finance, information technology, human resources and legal, as well as provisions for allowance for doubtful accounts and allocated overhead.

        We had 309 full-time employees at December 31, 2002, compared to 327 at December 31, 2001 and 275 at December 31, 2000. We anticipate that total operating expenses will increase over time as we globally expand our sales and marketing operations, develop new distribution channels, fund ongoing research and development, broaden professional services offerings, improve operational and financial systems and support our growth internationally.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, research and development and software development costs, allowance for deferred tax assets and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record provisions for estimated sales allowances on product and service related revenues in the same period as the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of credit memo data and other known factors. If future sales credits prove to be greater than the historical data and management estimates we used to calculate these estimates, revenues could be overstated.

        Allowance for Doubtful Accounts.    We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

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

        Stock-Based Compensation.    With the exception of the deferred stock compensation that we recorded at our initial public offering ("IPO"), we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and have adopted only the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for our stock options and purchase rights under SFAS No. 123, our net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Historical net income (loss)	$48	$(5,180)	$(2,214)
Add: Stock-based employee compensation	115	171	271
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	11,472	9,278	4,903

Pro forma net loss	$(11,309)	$(14,287)	$(6,846)

Pro forma basic and diluted net loss per share	$(0.50)	$(0.64)	$(0.34)

Results of Operations

        The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Statement of Operations Data:
Revenue:
License	49%	64%	68%
Services	51	36	32

Total revenue	100	100	100
Cost of revenue:
License	2	1	1
Services	18	17	19

Total cost of revenue	20	18	20

Gross profit	80	82	80
Operating expenses:
Sales and marketing	44	47	50
Research and development	22	22	23
General and administrative	16	18	20
Acquired in-process research and development	—	8	—

Operating loss	(2)	(13)	(13)
Interest and other income, net	2	5	9

Income (loss) before provision for income taxes and extraordinary loss	—	(8)	(4)
Provision for income taxes	—	—	(1)

Income (loss) before extraordinary loss	—	(8)	(5)
Extraordinary loss	—	—	(1)

Net income (loss)	—%	(8)%	(6)%

Revenue

        Total revenue increased 8% in 2002 to $67.7 million due to an increase in services revenue. The number of installed customer sites grew to 1,177 sites at the end of 2002 from 885 sites at the end of 2001. Total revenue increased 40% in 2001 to $62.5 million from $44.7 million in 2000 due to an increase in license and services revenue. This revenue growth was attributable to increases in international revenue, the addition of new products and services, and the increasing recurring maintenance revenue stream. The number of installed customer sites grew to 885 sites at the end of 2001 from 593 sites at the end of 2000.

        License revenue decreased 16% in 2002 to $33.4 million due to fewer contracts signed by customers during 2002, which we believe was attributable to a reduction in the level of corporate spending for information technology partially offset by an increase in the number of products licensed within our software product suite. The decrease in license revenue as a percentage of total revenue was also a result of increased services revenue, as discussed below. License revenue increased 32% in 2001 to $39.9 million from $30.3 million in 2000 due to an increase in the number contracts signed by customers during 2001. During 2002, 2001 and 2000, 46%, 47% and 57%, respectively, of license revenue was attributable to new customers compared to follow-on revenue from our existing customer base. We receive follow-on revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites.

        Services revenue, consisting of installation, training, consulting, maintenance revenue and reimbursable travel expenses, increased 52% to $34.3 million in 2002 and 57% in 2001 to $22.6 million from $14.4 million in 2000. These increases were attributable to increases in maintenance and professional services revenue. The growth in maintenance revenue resulted from the growth in our customer base as well as increased renewal amounts charged for annual maintenance contracts from existing customer sites. Although maintenance revenue increased in 2002, some customers resisted price increases for maintenance renewal amounts due to a weakened economy. Installation, training and consulting revenue increased in 2002 and in 2001 due to overall increased services revenue per customer site and the addition of new consulting services offerings. Services revenue as a percentage of total revenue increased due to the compounding effect of maintenance revenue from both new customer sites and renewals of maintenance contracts from existing customer sites and, to a lesser extent, from the decrease in license revenue from 2001 to 2002. We expect services revenue in absolute dollars and as a percentage of total revenue to continue to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and increased business consulting services offered around our expanded product suite.

Cost of Revenue

        Total cost of revenue increased 21% to $13.4 million in 2002 and 23% in 2001 to $11.1 million from $9.0 million in 2000. Gross profit margins decreased or remained constant at 80% in 2002 from 82% in 2001 and 80% in 2000. The decrease in gross profit margin was attributable to a greater percentage of revenue in 2002 generated from services, which has a lower margin than license revenue. The increased gross profit margins in 2001 were driven by improved services margins that resulted primarily from the increase in maintenance services revenue. We expect gross profit margins to decrease slightly over time as a greater percentage of our revenue is generated from services revenue, which has a lower gross margin than license revenue.

        Cost of license revenue increased 88% to $1.1 million in 2002 and 38% in 2001 to $602,000 from $436,000 in 2000. These increases were primarily attributable to license fees associated with third-party software components that are embedded in our software applications. As we develop upgrades of our existing products and add new offerings to our product suite we often embed third-party technology into our software. As a result, we expect cost of license revenue as a percentage of total revenue to increase over time as a greater proportion of revenue is derived from software applications containing embedded technologies.

        Cost of services revenue increased 18% to $12.3 million in 2002 and 23% in 2001 to $10.4 million from $8.5 million in 2000. These increases were primarily a result of an increase in the number of employees and contractors engaged in consulting and customer maintenance services. Cost of services revenue as a percentage of services revenue decreased to 36% in 2002 from 46% in 2001 and from 59% in 2000. These improvements were due primarily to the increased services revenue per customer site as well as improved profit margins in the consulting and maintenance services group due to the increase in consulting and maintenance revenue. We anticipate that the cost of services revenue as a percentage of services revenue will decrease over time as we increase our business consulting service offerings and increase our maintenance customer base.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses remained fairly constant in 2002 at $29.5 million from $29.3 million in 2001. However, as a percentage of total revenue, sales and marketing expenses decreased due to a redirection of certain discretionary marketing spending in 2002. Sales and marketing expenses increased 30% in 2001 to $29.3 million from $22.6 million in 2000. The 2001 increase was primarily due to an increase in sales and marketing personnel costs, marketing programs, facilities expenses and the establishment of additional sales offices in Europe, Asia Pacific and Latin America. We expect sales and marketing expenses to decrease slightly as a percentage of total revenue over time in conjunction with anticipated revenue growth.

        Research and Development.    Research and development expenses increased 11% to $15.1 million in 2002 and 31% in 2001 to $13.6 million from $10.4 million in 2000. These increases were due primarily to an increased number of employees and consultants engaged in research and development activities. As a percentage of total revenue, we expect research and development expenses to remain fairly constant in the near future.

        General and Administrative.    General and administrative expenses decreased 6% to $10.9 million in 2002 due to cost saving measures implemented during the year as well as a decrease in the provision for bad debt expense in 2002 resulting from collections in 2002 that were significantly reserved for during the latter part of 2001. As a percentage of total revenue, general and administrative expenses decreased during 2002. General and administrative expenses increased 33% in 2001 to $11.6 million from $8.8 million in 2000 primarily due to an increased provision for bad debt expense, increased corporate expenses in the executive, finance and administrative functions to support a larger organization, and increased facilities expense due to a larger headquarters facility. We expect general and administrative expenses overall and as a percentage of total revenue to increase slightly in the near future due to increased legal, professional and insurance costs associated with the implementation of the Sarbanes-Oxley Act.

        During 2000, we adopted a plan to relocate our corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with the EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), we estimated that the net costs associated with our then existing facilities, which were under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. We recorded this obligation during the second quarter of 2000. During 2001, two of the sublessees were unable to fulfill their obligations and the subleases were terminated. As a result, we recorded an additional obligation of $155,000 in 2001 for the additional estimated loss. As of December 31, 2002, there were no remaining obligations.

        During 1999, we incurred a deferred stock compensation charge of $1.0 million for the difference between the exercise price and the deemed fair value of certain stock option grants. This charge is being amortized over the vesting period of the underlying options, generally four years. Deferred stock compensation was $115,000, $171,000 and $271,000 in 2002, 2001 and 2000, respectively, and has been classified into the respective department functional areas.

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

        At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86. At the time of each transaction, we estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused our competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with our primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, we recorded charges totaling $4.8 million in 2001 for acquired IPR&D.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 45% to $1.6 million in 2002 due to lower yields. Interest and other income, net decreased 28% in 2001 to $2.9 million from $4.0 million in 2000 due to lower yields and lower investment balances.

Provision for Income Taxes

        We recorded a provision for federal alternative minimum tax and foreign income tax in 2002 and a provision for state income tax, federal alternative minimum tax and foreign income tax in 2001. Prior to 2001, no provision for federal, state or foreign income taxes was recorded, primarily due to net operating loss carryforwards. Deferred tax assets are normally recognized for deductible temporary differences and net operating loss and tax credit carryforwards. We have recorded a full valuation allowance against deferred tax assets generated as a result of net operating loss carryforwards aggregating $8.1 million for U.S. tax purposes and $5.9 million for foreign tax purposes at December 31, 2002, as the future realization of the tax benefits is not currently considered more likely than not.

Quarterly Results of Operations

        The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the period ended December 31, 2002, as well as the percentage of total revenue represented by each item. The information has been derived from our unaudited consolidated financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. The unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments that we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
Revenue:
License	$7,840	$6,590	$8,221	$10,732	$10,508	$9,649	$9,010	$10,759
Services	9,566	8,461	8,784	7,492	6,847	5,788	5,505	4,456

Total revenue	17,406	15,051	17,005	18,224	17,355	15,437	14,515	15,215
Cost of revenue:
License	555	261	162	154	178	105	135	184
Services	3,434	3,036	3,004	2,812	2,677	2,524	2,593	2,654

Total cost of revenue	3,989	3,297	3,166	2,966	2,855	2,629	2,728	2,838

Gross profit	13,417	11,754	13,839	15,258	14,500	12,808	11,787	12,377
Operating expenses:
Sales and marketing	7,114	6,996	7,113	8,283	7,978	6,972	7,302	7,087
Research and development	3,878	3,698	3,741	3,773	3,374	3,167	3,451	3,619
General and administrative	2,751	2,638	2,863	2,681	3,099	3,274	2,762	2,494
Acquired in-process research and development	—	—	—	—	—	—	1,100	3,723

Operating income (loss)	(326)	(1,578)	122	521	49	(605)	(2,828)	(4,546)
Interest income, net	335	379	476	380	486	625	747	1,008

Income (loss) before provision for income taxes	9	(1,199)	598	901	535	20	(2,081)	(3,538)
Provision for income taxes	61	—	126	74	32	—	—	84

Net income (loss)	$(52)	$(1,199)	$472	$827	$503	$20	$(2,081)	$(3,622)

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
As a Percentage of Total Revenue:
Revenue:
License	45%	44%	48%	59%	61%	62%	62%	71%
Services	55	56	52	41	39	38	38	29

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
License	3	2	1	1	1	1	1	1
Services	20	20	18	15	15	16	18	18

Total cost of revenue	23	22	19	16	16	17	19	19

Gross profit	77	78	81	84	84	83	81	81
Operating expenses:
Sales and marketing	41	46	42	45	46	45	50	47
Research and development	22	25	22	21	20	21	24	24
General and administrative	16	18	16	15	18	21	19	16
Acquired in-process research and development	—	—	—	—	—	—	7	24

Operating income (loss)	(2)	(11)	1	3	—	(4)	(19)	(30)
Interest income, net	2	3	3	2	3	4	5	7

Income (loss) before provision for income taxes	—	(8)	4	5	3	—	(14)	(23)
Provision for income taxes	—	—	1	—	—	—	—	1

Net income (loss)	—	(8)%	3%	5%	3%	—	(14)%	(24)%

        During 2001 and 2002, license revenue as a percentage of total revenue generally decreased from quarter to quarter due to fewer contracts signed by customers, which we believe was attributable to a reduction in the level of corporate spending for information technology, and the significant growth in services revenues. Services revenue as a percentage of total revenue generally increased during 2001 and 2002 due to the increased maintenance customer base and the expansion of our service offerings. We expect that services revenue will continue to grow relative to license revenue throughout 2003. Gross profit margins decreased from quarter to quarter during 2002 due to license fees associated with third-party software components that are embedded in our software applications sold in 2002 and the increased percentage of revenue from services. We expect gross profit margins to decrease slightly over time as a greater percentage of our revenue is generated from services revenue, which has a lower margin than license revenue.

        Total operating expenses in 2001 and 2002, excluding the acquired IPR&D, have been relatively stable, varying largely with quarterly license revenue, as we attempted to control our cost structure in light of the economic uncertainty and continued deterioration in the economy.

        Our quarterly operating results, particularly license revenue, have experienced significant fluctuations in the past and we expect that this pattern will continue in the future. For instance, quarterly results may fluctuate based on the timing of sales due to customer calendar-year budgeting cycles, slow summer purchasing patterns and compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

        As a result of the foregoing and other factors, we believe that quarter to quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.

Liquidity and Capital Resources

        We generated $8.9 million in cash flows from operating activities in 2002 compared to cash used in operating activities of ($5.3) million in 2001 and ($4.7) million in 2000. This increase in cash flow from operations was due primarily to the $4.0 million cash paid for IPR&D during 2001 and the reduction in operating expenses as a percentage of total revenue during 2002. Net cash flows provided by investing activities was $5.5 million in 2002 compared to cash used in investing activities of ($2.6) million in 2001 and ($40.6) million in 2000. These variances were primarily due to the release of our restricted cash in 2002 and the investment of the net proceeds received from our IPO in 2000. Capital expenditures of $3.2 million, $3.3 million and $5.5 million in 2002, 2001 and 2000, respectively, were primarily for computer equipment and leasehold improvements. Net cash flows used in financing activities in 2002 were ($1.1) million compared to cash flows provided by financing activities of $1.6 million in 2001 and $72.3 million in 2000. The use of cash from financing activities in 2002 was due to our stock repurchases which began in the fourth quarter of 2002, which more than offset the proceeds received from the exercise of stock options and employee stock purchases. Overall, up to $10 million of stock repurchases have been authorized. The decrease in cash flows from financing activities in 2001 was due to the receipt in 2000 of the net proceeds received from our IPO.

        At December 31, 2002, we had $59.4 million in working capital, which included $65.3 million in cash and cash equivalents and investments. In 2002, we increased our existing line of credit to $15.0 million and extended its maturity date to November 2003. At our discretion, borrowings under the line of credit bear interest at the bank's prime rate, which was 4.25% on December 31, 2002, or LIBOR plus 300 basis points. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. In 2002, we also caused our bank to issue irrevocable standby letters of credit under this facility to secure the lease on the corporate headquarters facility which relieved our restricted cash. The letter of credit requirements of the leases have decreasing schedules that ultimately expire in 2007. The amount available under the line of credit at December 31, 2002 was $11.2 million, which was net of the outstanding letters of credit of $3.8 million. As of December 31, 2002, we had not borrowed any funds under the line of credit.

        In February 2003, we entered into a cash purchase agreement with Eyretel plc ("Eyretel") for $59.9 million (see Subsequent Event). In February 2003, we borrowed $5 million under the line of credit at the bank's prime rate of 4.25% for short-term working capital purposes as we pursue the Eyretel acquisition.

        We anticipate that our capital expenditures will increase over the next several years as we acquire equipment to support the expansion of our research and development activities and internal management information systems. We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We believe that our existing cash, cash equivalents and investments and our line of credit will be more than sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Our accounts receivable days sales outstanding decreased to 70 days for the fourth quarter of 2002 from 72 days for the fourth quarter of 2001. We expect our days sales outstanding to increase as we derive a greater proportion of our revenue from international operations where payment is typically slower than in the United States; and due to an increase in the number of customers with extended payment terms or deferring payments, which we believe can be attributed to a weakened economy. We expect our days sales outstanding to be in the high-70s range in the future.

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

        The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Australia, Brazil, Canada, India, Japan, Mexico, the Netherlands, Singapore and the United Kingdom and conduct transactions in either the local currency of the location or in U.S. dollars. To date, the impact of fluctuations in the relative value of other currencies has not been material. Net foreign exchange gains and (losses) were $17,000, ($53,000) and ($17,000) in 2002, 2001 and 2000, respectively.

        Our future contractual obligations include minimum lease payments under operating leases at December 31, 2002, and are as follows (in thousands):

December 31,
2003	$3,806
2004	3,545
2005	3,351
2006	2,798
2007	2,585
Thereafter	13

$16,098

        As of December 31, 2002, we did not have any other contractual commitments or off-balance sheet arrangements.

Transactions with Management

        During 2002, notes receivable due from certain officers totaling $455,000 were satisfied by delivering, at current fair market value, shares of our common stock, which such employees had held for longer than six months. In February 2002, the notes receivable from our Chief Executive Officer ("CEO") totaling $1.8 million were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note is payable in three equal payments of principal and interest due annually through February 2005. The remaining balance was satisfied by the CEO delivering, at current fair market value, shares of our common stock, which he had held for more than six months. During the fourth quarter of 2002, the value of the underlying shares of our common stock held as collateral did not meet the collateral maintenance requirements of the 2002 Note. Our Board of Directors delivered to the CEO a notice of forbearance, advising the CEO that, for the time being, Witness will forbear pursuit of its rights to demand additional collateral or prepayment of the 2002 Note. However, Witness did not waive, release or relinquish its right to exercise any and all of its rights or remedies at that time or in the future. This action is not expected to affect our results of operations or financial position. The CEO paid the first of the three installments in February 2003.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock options using the fair value method but does amend the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We do not intend to adopt SFAS No. 123's fair value method of accounting for stock-based employee compensation but have included the disclosures required by SFAS No. 148 in the notes to our consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically grant our customers a standard warranty term which guarantees that our products will substantially conform to our current specifications. We may also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Costs related to these guarantees have not been significant and we do not believe that these guarantees will have a material impact on our financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This SFAS is effective for fiscal years beginning after December 15, 2002. We do not anticipate that the adoption of this SFAS will have a material impact on our financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. This SFAS is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of this SFAS will have a material impact on our financial statements.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This SFAS is effective for fiscal years beginning after June 15, 2002. We do not anticipate that the adoption of this SFAS will have a material impact on our financial statements.

Subsequent Event

        On February 26, 2003, we announced that we had reached an agreement with Eyretel, a U.K.-based provider of compliance and recording solutions for customer contact centers, on the terms of a recommended cash offer for all of the shares of Eyretel. The offer was for 25 pence in cash for each Eyretel share and values the company's entire issued share capital at approximately £37.4 million or $59.9 million. We purchased 28% of Eyretel on February 26, 2003 and we commenced the recommended cash offer for all of the shares of Eyretel on February 28, 2003 by publishing the U.K. Offer Document and a Form of Election and Authority in accordance with the requirements of Eyretel's home jurisdiction. The total cash consideration for the offer will be financed from our existing cash and investments.

        The acquisition is intended to extend our leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. The acquisition has been recommended by the board of directors of Eyretel and is subject to the successful closing of the offer and to customary conditions, including regulatory and other standard approvals. The acquisition is expected to be completed in March or April of 2003.

Factors That May Affect Our Future Results and Market Price of Our Stock

        Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and the other documents we file with the SEC.

        Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained in this report and the other documents we file with the SEC, as well as the following risks:

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

If the market in which we sell our software and services deteriorates further as a result of declining economic conditions and/or consolidations, it will have a material adverse effect on our business and results of operations

        The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. However, recent economic conditions and uncertainties have caused many of our customers and prospective customers to postpone capital expenditures and many have experienced severe financial difficulties. Some examples include WorldCom, Adelphia and USAir. Consequently, this has caused an adverse effect on our business and results of operations during 2002 and it is expected that these financial difficulties and consolidations experienced by our customers might adversely affect our business and results of operations during 2003. In addition, since our customers control the timing of our installation and training services, our services revenues have been, and may continue to be, adversely impacted as customers delay the scheduling of services. In addition to the aforementioned, demand for our software remains uncertain because our existing and potential customers may:

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

Although we achieved a quarterly operating profit earlier in 2002, we may continue to experience quarterly losses from operations in the future

        We achieved a quarterly operating profit in the first and second quarters of 2002. We incurred losses in the third and fourth quarters of 2002 and substantial losses before 2002. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $27.9 million as of December 31, 2002. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to sustain profitability in any future period. If we do not achieve profitability from operations, or if we do not remain profitable on a net basis, we may need to obtain additional financing. The financing from other sources upon which we have historically relied may not be available to us on acceptable terms. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

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

  •
  a decrease in demand for our software or, more generally, for products that record and analyze the interactions between a business and its customers and/or provide electronic learning, due to either purchasing trends or general economic conditions;

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

  •
  delays in installations of our software;

  •
  the increasing length of sales cycles for our software;

  •
  the mix of revenue generated by software licenses and related services;

  •
  spending limitations imposed on our customers or potential customers because of economic factors and decreased capital spending budgets, including limitations imposed after the sales cycle has begun but before a sale is consummated;

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

        Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Historically, our quarterly revenue variations have fluctuated from as low as an 11% decline to as high as a 58% growth from one quarter to the next. If our future revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock would likely decline.

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

If we fail to expand and manage our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

        Revenue from customers located outside of North America, including the United States and Canada, accounted for approximately 15% and 9% of our total revenue for years ended December 31, 2002 and 2001, respectively. We intend to continue to expand our international operations through acquisitions, internal business expansion and strategic business relationships. Our operations outside of North America at December 31, 2002 consisted of 35 dedicated employees located in Australia, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. We have also established relationships with a small number of international resellers. On February 26, 2003, we announced a recommended offer to purchase all of the outstanding shares of Eyretel, a company located in the United Kingdom. If we successfully complete this pending acquisition, we expect that we will expand our international operations significantly.

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

        We have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. License revenue from our indirect sales channel, which consists of select resellers and a variety of strategic marketing alliances, accounted for approximately 23% and 2% of our license revenue for the years ended December 31, 2002 and 2001, respectively. We expect revenue from our indirect sales channel, and accordingly our dependence on resellers, to continue to increase as we establish more relationships with companies to resell our software worldwide. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with these companies, the agreements are not exclusive and may ordinarily be terminated by either party. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with these companies could lead to increased competition for us.

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

We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our license revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through December 31, 2002, we have recognized less than 15% of our license revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

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

        As of December 31, 2002, we had five U.S. registered trademarks, two patents generally relating to our voice/data synchronization technology and data capture technique and 13 patent applications pending. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

        We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our "eQuality" trademark and its variations that predate our use, and the April 30, 2002 issuance, of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

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

Claims by other companies that our software infringes their intellectual property could require us to incur substantial expenses or prevent us from selling our software or services

        If any of our software violates the intellectual property rights of others, we may be required to reengineer or redevelop our software, seek to obtain licenses from third parties to continue offering our software without substantial reengineering, or conduct studies of such intellectual property rights so as to evaluate whether such intellectual property rights are valid or enforceable. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. Our efforts to study the intellectual property rights of third parties may not be successful and could reveal that such intellectual property rights are valid and enforceable, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of our lawsuit against Knowlagent (as described above under the heading "Legal Proceedings"), we may be required to enter into royalty and licensing agreements on unfavorable terms, required to stop selling or to redesign our eQuality® NOW application, or to pay damages or to satisfy indemnification commitments with our customers.

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

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

        We may acquire or make investments in companies, products, services and technologies which we believe complement our software and services. Because of the increasing use of new customer interaction mediums such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. Our overall gross profit margins may decrease as we integrate additional third-party components into our new or existing products or make investments in third-party technology. We have very limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may seriously harm our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

  •
  identifying suitable acquisition or investment candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms for acquisitions and investments;

  •
  the potential distraction of our management, diversion of our resources and disruption of our business;

  •
  retaining and motivating key employees of the acquired companies;

  •
  managing operations that are distant from our current headquarters and operations;

  •
  entering into geographic markets in which we have little or no prior experience;

  •
  competing for acquisition opportunities with competitors that are larger than we are or have greater financial and other resources than we have;

  •
  accurately forecasting the financial impact of an acquisition or investment;

  •
  maintaining good relations with the customers and suppliers of the acquired company; and

  •
  effectively integrating acquired companies or investments into the company and achieving expected synergies.

        On February 26, 2003, we announced a recommended offer to purchase all of the outstanding shares of Eyretel, a company headquartered in the United Kingdom. We cannot guarantee that we will be able to complete the proposed transaction in a timely manner, if at all. If we are able to complete the acquisition successfully, we will face many of the risks discussed above, including integrating the acquired business, managing expanded operations in new geographic markets and achieving the anticipated synergies of the combined companies. In addition, since Eyretel has historically placed greater emphasis on hardware products, we will face certain risks related to Eyretel's operations.

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

Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

        At December 31, 2002, our executive officers and directors and their affiliates together controlled approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions.

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

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

        None.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, together with related notes and the report of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

        Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2003 Annual Meeting of Stockholders proposed to be held on May 29, 2003, and the information included therein is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.    Certain Relationships and Related Transactions.

        The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation."

Item 14.    Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)
The following documents are filed as part of this report:

b)
Reports on Form 8-K:

  The Company filed the following reports on Form 8-K filed during the fourth quarter of 2002:

  (1)
  On October 1, 2002, we filed a current report on Form 8-K under Item 5 to report our third quarter 2002 financial results.

  (2)
  On October 17, 2002, we filed a current report on Form 8-K under Item 5 to report the Board of Directors issuance of a Notice of Forbearance to the CEO regarding his Note Payable.

  (3)
  On November 4, 2002, we filed a current report on Form 8-K under Item 5 to report the adoption of a Stockholder Rights Plan.

(c)
Exhibits

Exhibit Number	Description
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Amended and Restated Bylaws of the Company.
3.3(8)	Form of Certificate of Designation for Series A Junior Participating Preferred Stock
4.1(2)	See Exhibit 3.1 for provisions of the Fifth Amended and Restated Certificate of Incorporation of the Company defining rights of the holders of Common Stock of the Company.
4.2(4)	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.3(1)	Specimen Stock Certificate.
4.4(8)
Form of Rights Agreement, dated October 25, 2002, between the Company and SunTrust Bank which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C
10.1(3)	Lease Agreement between Company and Colonial Center at Mansell Overlook/Colonial Business Center dated July 28, 2000.
10.2(1)	Amended and Restated Stock Incentive Plan of the Company.
10.3(2)	Amendment No. 1 to the Company's Amended and Restated Stock Incentive Plan.
10.4(5)	Form of Stock Option Grant Certificate.
10.5(1)	Form of Amendment to Stock Option Grant Certificate between the Company and certain of the officers of the Company.
10.6(4)	Employee Stock Purchase Plan of the Company.
10.7(1)	Employment Agreement entered into between David B. Gould and the Company effective February 2, 1999.
10.8(1)	Amendment No. 1 to Employment Agreement entered into between David B. Gould and the Company, dated as of August 2, 1999.
10.9(9)	Promissory Note dated March 15, 2002, between the Company and David Gould.
10.10(9)	Form of Pledge Agreement between the Company and David Gould.
10.11(1)	Restricted Stock Award Agreement dated March 31, 1999, between the Company and David Gould.
10.12(1)	Amended and Restated Registration Rights Agreement dated as of August 2, 1999, as amended, among the Company and certain shareholders of the Company.
10.13(1)	Subsidiary License and Distribution Agreement.
10.14(1)	Form of Indemnification Agreement for executive officers and directors of the Company.
10.15(6)	Loan and Security Agreement between the Company and Silicon Valley Bank dated April 3, 2002.

10.16(6)	Loan Modification Agreement between the Company and Silicon Valley Bank dated November 12, 2002.
10.17(6)	Revolving Promissory Note between the Company and Silicon Valley Bank dated November 12, 2002.
10.18(7)	Notice of Forbearance between the Company and David Gould dated October 17, 2002.
21.1*	List of subsidiaries.
23.1*	Independent Auditors' Report on Financial Statement Schedule of KPMG LLP.
23.2*	Independent Auditors' Consent of KPMG LLP.
99.1*	Certification of David B. Gould pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of William F. Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3(10)	U.K. Offer Document of Registrant, dated February 28, 2003, commencing the recommended all cash offer of all the shares of Eyretel.

*
Filed herewith

(1)
Incorporated by reference to exhibits previously filed with the Company's Registration Statement on Form S-1 (File No. 333-91383)

(2)
Incorporated by reference to exhibits previously filed with the Company's Registration Statement on Form S-8 (File No. 333-67416)

(3)
Incorporated by reference to exhibits previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000

(4)
Incorporated by reference to exhibits previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999

(5)
Incorporated by reference to exhibits previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000

(6)
Incorporated by reference to exhibits previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002

(7)
Incorporated by reference to exhibits previously filed with the Company's Current Report on Form 8-K on October 17, 2002

(8)
Incorporated by reference to exhibits previously filed with the Company's Current Report on Form 8-K on November 4, 2002

(9)
Incorporated by reference to exhibits previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001

(10)
Incorporated by reference to exhibits previously filed with the Company's Current Report on Form 8-K on March 3, 2003

WITNESS SYSTEMS, INC.

Independent Auditors' Report

The Board of Directors
Witness Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Atlanta, Georgia
January 24, 2003, except as
    to Note 11, which is as of
    February 28, 2003

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$36,391	$23,209
Restricted cash	—	1,088
Investments	28,937	32,500
Accounts receivable, net of allowance for doubtful accounts of $1,339 in 2002 and $1,454 in 2001	13,394	13,765
Prepaid and other current assets	2,780	3,503

Total current assets	81,502	74,065
Restricted cash and cash equivalents	—	4,170
Property and equipment, net	5,057	5,230
Intangible and other assets, net	582	701

	$87,141	$84,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,266	$3,343
Accrued expenses	6,489	6,564
Deferred revenue	12,312	8,205

Total current liabilities	22,067	18,112

Total liabilities	22,067	18,112

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 22,035,756 and 22,479,360 shares issued and outstanding at December 31, 2002 and 2001, respectively	220	225
Additional paid-in capital	94,260	96,224
Accumulated deficit	(27,937)	(27,985)
Notes receivable for stock	(1,470)	(2,322)
Accumulated other comprehensive income (loss)	1	(88)

Total stockholders' equity	65,074	66,054

	$87,141	$84,166

See accompanying notes to consolidated financial statements.

 WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 31,
	2002	2001	2000
Revenue:
License	$33,383	$39,926	$30,307
Services	34,303	22,596	14,435

Total revenue	67,686	62,522	44,742

Cost of revenue:
License	1,132	602	436
Services	12,286	10,448	8,515

Total cost of revenue	13,418	11,050	8,951

Gross profit	54,268	51,472	35,791
Operating expenses:
Sales and marketing	29,506	29,339	22,587
Research and development	15,090	13,611	10,379
General and administrative	10,933	11,629	8,770
Acquired in-process research and development	—	4,823	—

Operating loss	(1,261)	(7,930)	(5,945)
Interest and other income, net	1,570	2,866	3,979

Income (loss) before provision for income taxes and extraordinary loss	309	(5,064)	(1,966)
Provision for income taxes	261	116	—

Income (loss) before extraordinary loss	48	(5,180)	(1,966)
Extraordinary loss on early extinguishment of debt	—	—	(248)

Net income (loss)	48	(5,180)	(2,214)
Preferred stock dividends and accretion	—	—	(611)

Net income (loss) applicable to common stockholders	$48	$(5,180)	$(2,825)

Net income (loss) per share:
Basic:
Income (loss) before extraordinary loss	$0.00	$(0.23)	$(0.13)
Extraordinary loss	—	—	(0.01)

Net income (loss)	$0.00	$(0.23)	$(0.14)

Basic weighted-average common shares outstanding	22,626	22,258	19,997

Diluted:
Income (loss) before extraordinary loss	$0.00	$(0.23)	$(0.13)
Extraordinary loss	—	—	(0.01)

Net income (loss)	$0.00	$(0.23)	$(0.14)

Diluted weighted-average common shares outstanding	23,524	22,258	19,997

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock					Treasury Stock
								Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable for Stock	Number of Shares	Amount (At Cost)		Total
Balance at December 31, 1999	10,317	$103	$4,347	$(20,591)	$(2,594)	3,440	$(6,921)	$—	$(25,656)
Accretion on Series A, Series B, and Series C convertible preferred stock	—	—	(604)	—	—	—	—	—	(604)
Dividends accrued on Series A convertible preferred stock	—	—	(7)	—	—	—	—	—	(7)
Conversion of preferred stock upon initial public offering	10,410	104	23,344	—	—	—	—	—	23,448
Common stock issued upon initial public offering, net	4,019	40	73,197	—	—	—	—	—	73,237
Exercise of stock options and warrants	563	6	665	—	—	—	—	—	671
Shares issued under employee stock purchase plan	39	—	510	—	—	—	—	—	510
Retirement of treasury stock	(3,440)	(34)	(6,887)	—	—	(3,440)	6,921	—	—
Repayment of notes receivable for stock	—	—	—	—	181	—	—	—	181
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(75)	(75)
Unrealized gain on investments, net	—	—	—	—	—	—	—	97	97
Net loss	—	—	—	(2,214)	—	—	—	—	(2,214)

Total comprehensive loss									(2,192)

Balance at December 31, 2000	21,908	219	94,565	(22,805)	(2,413)	—	—	22	69,588
Exercise of stock options and warrants	518	5	1,174	—	—	—	—	—	1,179
Shares issued under employee stock purchase plan	53	1	485	—	—	—	—	—	486
Repayment of notes receivable for stock	—	—	—	—	91	—	—	—	91
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(54)	(54)
Unrealized loss on investments, net	—	—	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	(5,180)	—	—	—	—	(5,180)

Total comprehensive loss									(5,290)

Balance at December 31, 2001	22,479	225	96,224	(27,985)	(2,322)	—	—	(88)	66,054
Exercise of stock options	378	4	985	—	—	—	—	—	989
Shares issued under employee stock purchase plan	85	1	369	—	—	—	—	—	370
Repayment of notes receivable for stock and related interest receivable	(66)	(1)	(871)	—	852	—	—	—	(20)
Stock repurchases	(840)	(9)	(2,447)	—	—	—	—	—	(2,456)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(35)	(35)
Unrealized gain on investments, net	—	—	—	—	—	—	—	124	124
Net income	—	—	—	48	—	—	—	—	48

Total comprehensive income									137

Balance at December 31, 2002	22,036	$220	$94,260	$(27,937)	$(1,470)	—	—	$1	$65,074

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2002	2001	2000
Cash flows from operating activities:
Income (loss) before extraordinary loss	$48	$(5,180)	$(1,966)
Adjustments to reconcile income (loss) before extraordinary loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,613	3,556	3,104
Provision for doubtful accounts	600	1,624	544
Other non-cash items, net	403	66	(938)
Changes in operating assets and liabilities:
Accounts receivable	(92)	(7,115)	(4,820)
Prepaid and other assets	52	373	(5,038)
Accounts payable	(194)	583	1,100
Accrued expenses	404	(1,894)	1,547
Deferred revenue	4,064	2,689	1,791

Net cash provided by (used in) operating activities	8,898	(5,298)	(4,676)

Cash flows from investing activities:
Capital expenditures	(3,167)	(3,316)	(5,530)
Purchases of investments	(43,964)	(40,994)	(99,637)
Proceeds from sales and maturities of investments	47,363	46,950	66,208
Purchases of other assets	(6)	—	(1,664)
Allocation from (to) restricted cash	5,258	(5,258)	—

Net cash provided by (used in) investing activities	5,484	(2,618)	(40,623)

Cash flows from financing activities:
Proceeds from exercise of stock options	896	1,064	671
Proceeds from employee stock purchase plan	370	486	510
Repayments of notes receivable from stockholders	—	91	181
Proceeds from issuance of common stock, net	—	—	73,801
Repayments on long-term debt	—	—	(2,862)
Stock repurchases	(2,365)	—	—

Net cash (used in) provided by financing activities	(1,099)	1,641	72,301

Effect of exchange rate changes on cash	(101)	(106)	(42)
Net increase (decrease) in cash and cash equivalents	13,182	(6,381)	26,960
Cash and cash equivalents at beginning of year	23,209	29,590	2,630

Cash and cash equivalents at end of year	$36,391	$23,209	$29,590

Supplemental cash flow information:
Cash paid for interest	—	—	$68

Cash paid for income taxes	$168	$163	—

See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accounting Policies

(a)  Principles of Consolidation and Reclassifications

  The consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  Certain prior year amounts have been reclassified to conform with the current year presentation.

(b)  Description of Business

  The Company provides customer interaction recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with offices in the United States, Australia, Brazil, Canada, India, Japan, Mexico, the Netherlands, Singapore and the United Kingdom.

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

  License revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. The Company recognizes license revenue using the residual method whereby revenue is recognized in a multiple element arrangement when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not for one of the delivered elements in the arrangement. The Company defers revenue in an amount equal to the fair value of its undelivered elements, normally services (including maintenance), and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as license revenue.

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

  Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-14, Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred, which requires companies to characterize reimbursements received for travel expenses incurred as revenue in the statement of operations. As a result the Company reclassified $744,000 and $834,000 of reimbursable travel expenses to services revenue from cost of services revenue resulting in no change to gross profit for the years ended December 31, 2001 and 2000, respectively. Gross profit margins decreased to 82% and 80% for the years ended December 31, 2001 and 2000, respectively, from 83% and 82%, respectively, after the effect of EITF No. 01-14.

  Accounts receivable include amounts due from customers for which revenue has been recognized. The Company performs ongoing evaluations of its customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on a percentage of its accounts receivable, its historical experience and any specific customer collection issues that it has identified. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Deferred revenue consists of amounts collected from customers for license and software services that have not met the criteria for revenue recognition.

(e)  Cash and Cash Equivalents and Investments

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

(f)    Prepaid and Other Current Assets

  Prepaid and other current assets consist principally of prepayments of certain operating expenses, prepaid software royalties and investment interest receivable.

(g)  Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, typically two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Property and equipment are comprised of the following:

	December 31,
	2002	2001
	(In thousands)
Property and equipment
Computer equipment	$3,287	$6,275
Software	1,792	2,874
Other equipment	2,008	1,390
Furniture and fixtures	276	217
Leasehold improvements	1,575	1,214

	8,938	11,970
Less accumulated depreciation and amortization	3,881	6,740

	$5,057	$5,230

  Depreciation and amortization of property and equipment was $3.3 million, $3.0 million and $2.6 million in 2002, 2001 and 2000, respectively.

(h)  Intangible and Other Assets

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with SFAS No. 141 and SFAS No. 142, the pooling-of-interests method is no longer permitted, and goodwill and other intangible assets that have indefinite useful lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Intangible assets with estimable useful lives will continue to be amortized over their respectful useful lives. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial statements.

        Intangible and other assets are comprised of the following:

	December 31,
	2002	2001
	(In thousands)
Deposits	$397	$262
Intangible assets	298	1,150

	695	1,412
Less accumulated amortization of intangible assets	113	711

	$582	$701

  Intangible assets consist of purchased technology, content and patent costs which are being amortized using the straight-line method generally over three years. During 2002, 2001 and 2000, the Company amortized $401,000, $538,000 and $538,000 of intangible assets, respectively.

(i)    Impairment of Long-Lived and Intangible Assets

  The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The adoption of SFAS No. 144 did not affect the Company's financial statements.

(j)    Advertising Costs

  Advertising costs are expensed as incurred. Advertising expenses were $270,000, $665,000 and $1.1 million in 2002, 2001 and 2000, respectively.

(k)  Research and Development and Software Development Costs

  Research and development costs are expensed as incurred. SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Historically, software development costs incurred after technological feasibility has been established have not been material.

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

(m)  Stock Compensation

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current estimated fair value of the underlying stock exceeds the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and purchase rights under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Historical net income (loss)	$48	$(5,180)	$(2,214)
Add: Stock-based employee compensation	115	171	271
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	11,472	9,278	4,903

Pro forma net loss	$(11,309)	$(14,287)	$(6,846)

Pro forma basic and diluted net loss per share	$(0.50)	$(0.64)	$(0.34)

  See Notes 7(a) and (b) for a description of the option pricing assumptions.

(n)  Net Income (Loss) Per Share

  The Company has presented net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98. Pursuant to SFAS No. 128, unvested stock is excluded from basic earnings per share and included in diluted earnings per share if dilutive. Pursuant to SAB No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of an initial public offering, are required to be included in the calculation of basic and diluted net income (loss) per share as if they were outstanding for all periods presented. The Company has not had any such issuances or grants for nominal consideration.

  Following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Income (loss) before extraordinary loss	$48	$(5,180)	$(1,966)
Preferred stock dividends and accretion	—	—	(611)

Net income (loss) applicable to common stockholders	$48	$(5,180)	$(2,577)

Average shares of common stock outstanding: Basic common shares outstanding	22,626	22,258	19,997
Effect of stock options	898	—	—

Diluted common shares outstanding	23,524	22,258	19,997

Basic net income (loss) per share before extraordinary loss	$0.00	$(0.23)	$(0.13)

Diluted net income (loss) per share before extraordinary loss	$0.00	$(0.23)	$(0.13)

  In 2002, 3,539,620 stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. The Company has excluded all convertible preferred stock, warrants for common and preferred shares, nonvested restricted common shares, and outstanding stock options from the calculation of historical diluted net loss per common share for 2001 and 2000 because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share was 1,573,445 and 2,178,846 calculated using the treasury stock method for the years ended December 31, 2001 and 2000, respectively (see Notes 6 and 7 for further information).

(o)  Business and Credit Concentration

  No customer accounted for more than 10% of the Company's revenue in 2002, 2001 and 2000.

  The Company estimates an allowance for doubtful accounts and sales and services concessions based on the creditworthiness of its customers, general economic conditions, and other factors. Consequently, an adverse change in those factors could affect the Company's estimate of its provision for its doubtful accounts and sales allowances.

(p)  Segment and Geographic Information

  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires use of the "management approach" model for segment reporting. The Company operates and manages its business in one segment, that being a software and services provider to the customer interaction recording and analysis market. The Company markets its products worldwide. The Company's revenue derived from customers outside the United States, principally in Canada, the United Kingdom, Australia, Mexico and Japan was $17.1 million, $10.0 million and $3.9 million in 2002, 2001 and 2000, respectively. All significant long-lived assets are located in the United States.

(q)  Fair Value of Financial Instruments

  At December 31, 2002 and 2001, the Company's financial instruments included cash and cash equivalents, accounts receivable and accounts payable. The Company believes all of the financial instruments' recorded values approximate current values because of the short maturities of these instruments. The Company's investments are carried at fair value (Note 3).

(r)  Foreign Currency

  The functional currency has been determined to be the local currency for the Company's foreign subsidiaries. As a result, assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a component of stockholders' equity and other comprehensive income (loss). Net gains and (losses) from foreign currency denominated transactions are included in other income (expense) and were $17,000, ($53,000) and ($17,000) in 2002, 2001 and 2000, respectively.

(s)  Recent Accounting Pronouncements

  In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock options using the fair value method but does amend the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company does not intend to adopt SFAS No. 123's fair value method of accounting for stock-based employee compensation but has included the disclosures required by SFAS No. 148 in the notes to these consolidated financial statements.

  In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company typically grants its customers a standard warranty term which guarantees that its products will substantially conform to its current specifications. The Company may also indemnify its customers from third-party claims of intellectual property infringement relating to the use of its products. Costs related to these guarantees have not been significant and the Company does not believe that these guarantees will have a material impact on its financial statements.

  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This SFAS is effective for fiscal years beginning after December 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its financial statements.

  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. This SFAS is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its financial statements.

  In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This SFAS is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its financial statements.

(2)  Line of Credit

  In 2002, the Company entered into a $7.5 million revolving line of credit with Silicon Valley Bank which was scheduled to mature in April 2003. In November 2002, the Company amended that line of credit to increase it to $15.0 million and extend the maturity date to November 2003. At the Company's discretion, borrowings under the line of credit bear interest at the bank's prime rate, which was 4.25% on December 31, 2002, or LIBOR plus 300 basis points. The revolving line of credit is secured by all assets of the Company and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement.

  In 2002, the Company caused Silicon Valley Bank to issue irrevocable standby letters of credit under this facility to secure the leases on the corporate headquarters facility, which relieved its restricted cash (Note 3). The letter of credit requirements of the leases have decreasing schedules that ultimately expire in 2007. The amount available under the line of credit at December 31, 2002 was $11.2 million, which was net of the outstanding letters of credit of $3.8 million. As of December 31, 2002, the Company had not borrowed any funds under the line of credit.

(3)  Investments

  The amortized cost and fair market value of investments available for sale as of December 31, 2002 and 2001, were as follows:

		Unrealized
December 31, 2002
	Cost	Gain	Loss	Market
	(in thousands)
Cash and cash equivalents:
Cash	$4,991	—	—	$4,991
Money market fund	25,098	—	—	25,098
Auction rate securities	6,302	—	—	6,302

Total cash and cash equivalents	$36,391	—	—	$36,391

Investments:
Auction rate securities	$1,501	$—	$—	$1,501
Corporate debt securities	13,383	164	—	13,547
U.S. Government Agency securities	13,888	11	(10)	13,889

Total investments	$28,772	$175	$(10)	$28,937

	Unrealized
December 31, 2001
	Cost	Gain	Loss	Market
	(in thousands)
Cash and cash equivalents:
Cash	$1,818	—	—	$1,818
Money market fund	11,649	—	—	11,649
Auction rate securities	15,000	—	—	15,000

Total cash and cash equivalents	28,467	—	—	28,467
Less: Restricted cash and cash equivalents	(5,258)	—	—	(5,258)

Unrestricted cash and cash equivalents	$23,209	—	—	$23,209

Investments:
Auction rate securities	$3,850	$—	$—	$3,850
Corporate debt securities	10,927	52	—	10,979
U.S. Government Agency securities	17,682	7	(18)	17,671

Total investments	$32,459	$59	$(18)	$32,500

  At December 31, 2002, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $8.3 million and investments with maturity dates ranging from one to three years totaled $20.6 million. At December 31, 2001, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $4.5 million and investments with maturity dates ranging from one to three years totaled $19.9 million. There were no realized gains or losses from sales during 2002, 2001 and 2000.

  At December 31, 2001, restricted cash and cash equivalents represented the collateral pledged to secure three standby letters of credit of $4.8 million issued in connection with the lease of the Company's headquarters facility and office furniture (Note 2).

(4)  Acquired In-Process Research and Development and Related Charges

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

  At the date of the aforementioned transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility as defined by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. At the time of each transaction, the Company estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to the Company's ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused the Company's competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with the Company's primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. The acquired technologies did not have alternative future uses. As a result of the above, the Company recorded charges totaling $4.8 million during 2001 for acquired IPR&D.

(5)  Other Balance Sheet Information

  Accrued expenses consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Accrued compensation and benefits	$3,167	$2,748
Sales taxes payable	743	988
Other miscellaneous accrued expenses	2,579	2,828

	$6,489	$6,564

        Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Cumulative foreign currency translation adjustments	$(164)	$(129)
Unrealized gain on investments, net	165	41

	$1	$(88)

(6)  Stockholders' Equity

(a)
Initial Public Offering and Redeemable Convertible Preferred Stock

  On February 9, 2000, the Securities and Exchange Commission declared the Company's IPO of its common stock effective, and public trading of the registered shares commenced February 10, 2000. The initial public offering consisted of 3,800,000 newly issued shares followed by the underwriters' exercise of their over-allotment option for 570,000 shares (219,269 of which were newly issued and 350,731 which were sold by certain stockholders). The Company received $74.8 million in proceeds, net of underwriting discounts and commissions, less offering costs of $1.5 million.

  In February 2000, upon the closing of the Company's IPO, holders of the Company's convertible preferred converted such shares into 1.8 shares of the Company's common stock resulting in the issuance of 10,409,978 shares of common stock, of which 166,211 shares represented the conversion of the Series A preferred stock dividends.

  From each issuance date of the convertible preferred stock through the IPO, the Company recorded preferred stock dividends and accretion due upon redemption, as defined.

(b)
Stock Repurchases

  In 2002, the Company's Board of Directors authorized and subsequently amended a stock repurchase program to spend up to $10 million to repurchase Company common stock. The Company had repurchased 840,500 shares of its own common stock for $2.5 million as of December 31, 2002 and has constructively retired these shares.

(c)
Notes Receivable from Stock Sales

  In 1999, the Company issued 269,195 shares of common stock from treasury shares to certain officers and directors of the Company in exchange for individual notes receivable aggregating $800,000 which were due in February 2002. Certain officers paid their notes in full during 2000 and 2001, totaling $273,000, and the remaining officer notes, totaling $527,000, were satisfied in February 2002 by delivering, at current fair market value, shares of the Company's common stock to the Company, which the officers had held for longer than six months.

  In 1999, the Company received notes totaling $1.8 million from the Company's Chief Executive Officer ("CEO") in exchange for 99,993 share of the Company's common stock. In February 2002, the notes receivable were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note is payable in three equal payments of principal and interest due annually through February 2005. The remaining balance was satisfied by the CEO delivering, at current fair market value, shares of the Company's common stock, which he had held for more than six months. During the fourth quarter of 2002, the value of the underlying shares of the Company's common stock held as collateral did not meet the collateral maintenance requirements of the 2002 Note. The Company's Board of Directors delivered to the CEO a notice of forbearance, advising the CEO that, for the time being, the Company will forbear pursuit of its rights to demand additional collateral or prepayment of the 2002 Note. However, the Company did not waive, release or relinquish its right to exercise any and all of its rights or remedies at that time or in the future.

(7)  Employee Benefit Plans

(a)
Stock Incentive Plan

  The Company's Board of Directors may grant up to 10,306,000 shares of common stock under the 1999 Stock Incentive Plan (the "Stock Plan") in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with the Company, as defined in the Stock Plan document. The Stock Plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use under the Stock Plan. In 2001, the stockholders modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. As of December 31, 2002, 1,636,448 shares remain available for grant under the Stock Plan.

  The Company's Stock Plan provides for accelerated option vesting terms if the Company undergoes a change in control, as defined, and there is a change in an employee's responsibilities as a result of the change in control. To the extent that these events occur, the Company may have a future charge.

  Options granted under the Stock Plan and approved by the Board of Directors are nonqualified stock options. Nonqualified stock options may be granted to employees and key persons at a price that may be greater than, equal to, or less than the estimated fair value of the stock on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, and typically range from three to four years. The expiration date of options granted under the Stock Plan is determined at the time of grant and may not exceed ten years from the date of the grant for a non-10% owner of the Company.

  For the years ended December 31, 2002, 2001 and 2000, the Company incurred $115,000, $171,000 and $271,000, respectively, in deferred stock compensation charges for certain 1999 stock grants, with such charges being classified into their respective department functional areas. The unamortized deferred stock compensation balance was $93,000 at December 31, 2002.

  The following summarizes stock option activity:

	Number of shares	Weighted- average exercise price
Balance at December 31, 1999	2,882,058	$2.44
Granted	1,811,871	11.22
Exercised	(534,724)	1.25
Cancelled	(360,722)	5.76

Balance at December 31, 2000	3,798,483	6.43
Granted	2,637,630	9.02
Exercised	(422,455)	2.52
Cancelled	(643,511)	7.94

Balance at December 31, 2001	5,370,147	7.82
Granted	1,383,607	8.65
Exercised	(378,017)	2.37
Cancelled	(769,620)	9.82

Balance at December 31, 2002	5,606,117	8.12

  The following table summarizes information about stock options outstanding at December 31, 2002:

				Exercisable
		Weighted- Average Remaining Life	Weighted- Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number of shares	Weighted- Average Exercise Price
$0.12 – $5.81	1,257,437	7.3 years	$3.08	742,044	$1.77
$5.82 – $7.99	2,190,520	7.5 years	6.97	765,690	7.05
$8.00 – $12.99	1,104,545	8.6 years	9.86	461,061	9.56
$13.00 – $38.25	1,053,615	8.5 years	14.70	361,435	15.61

	5,606,117	7.9 years	8.12	2,330,230	7.19

  The following are the fair values and assumptions used in calculating the pro forma option expense amounts under SFAS No. 123 which are disclosed in Note 1(m). The weighted-average fair value of stock options granted during 2002, 2001, and 2000 was $5.58, $7.23 and $10.27 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002—assumed volatility of 120%, expected dividend yield of 0%, risk-free interest rate of 3.25%, and an expected life of 2.5 years; 2001—assumed volatility of 90%, expected dividend yield of 0%, risk-free interest rate of 4.5%, and an expected life of 7.5 years; 2000—assumed volatility of 120%, expected dividend yield of 0%, risk-free interest rate of 5.8%, and an expected life of 7.5 years.

(b)
Employee Stock Purchase Plan

  The Company's employee stock purchase plan ("ESPP") allows for Company employees to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year on January 1 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2002, 177,278 shares of common stock were issued under the ESPP.

  The following are the fair values and assumptions used in calculating the pro forma ESPP expense amounts under SFAS No. 123 which are disclosed in Note 1(m). The weighted-average fair value of the employee's purchase rights under the ESPP granted during 2002, 2001 and 2000 was $5.10, $5.09 and $10.53 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: for each of the semi-annual periods in 2002—assumed volatility of 120%, expected dividend yield of 0%, and risk-free interest rate of 3.25%; for each of the semi-annual periods in 2001—assumed volatility of 90%, expected dividend yield of 0%, and risk-free interest rate of 4.5%; 2000—assumed volatility of 120%, expected dividend yield of 0%, and risk-free interest rate of 5.8%.

(c)
Retirement Plan

  The Company maintains a U.S. tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute by salary reduction up to 20% of eligible compensation, subject to U.S. Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions. The Company contributed $339,000, $315,000 and $204,000 in 2002, 2001 and 2000, respectively.

(d)
Stockholder's Rights Plan

  In 2002, the Board of Directors of the Company approved a stockholder rights plan (the "Rights Plan") in order to deter coercive takeover tactics and to prevent a bidder from gaining control of the Company without offering a fair price to all stockholders. Under the Rights Plan, the Company issued a dividend of one right for each share of the Company's common stock, par value of $0.001 per share, held by stockholders of record as of the close of business on November 4, 2002. Each right will entitle stockholders to purchase one unit of a share of the Company's Series A Junior Participating Preferred Stock for $25.00. The rights generally will be exercisable only upon the occurrence of certain events, and will expire on November 4, 2012.

  The Rights Plan has no present dilutive effect on the Company's capital structure, nor will it affect reported earnings per share or change the way the Company's shares of common stock are traded. Neither the adoption of the Rights Plan, nor the dividend distribution of the rights, is taxable to the Company or its stockholders.

(8)  Income Taxes

  The components of the provision for income taxes (all current) for 2002 and 2001 are as follows (in thousands):

	2002	2001
Federal	$(32)	$52
State	—	32
Foreign	293	32

Total	$261	$116

  During 2000, no income taxes were recorded because the Company and its subsidiaries did not earn operating profits and had no recognizable benefits. Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before provision for income taxes as a result of the following (in thousands):

	Year ended December 31,
	2002	2001	2000
Computed "expected" tax expense (benefit)	$105	$(1,722)	$(753)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(7)	(186)	(54)
Nondeductible meals & entertainment	148	127	113
Other permanent differences	(356)	(206)	(33)
Income tax effect attributable to foreign operations at different rates	384	(160)	272
Generation of research and experimentation credit carryforward	(440)	(332)	(100)
Increase in valuation allowance	411	2,589	553
Other, net	16	6	2

	$261	$116	—

  The income tax effects of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2002	2001
Deferred income tax assets:
Allowance for bad debts	$449	$589
Accruals not deducted for tax	145	184
Property and equipment, principally due to differences in depreciation	1,906	2,458
Net operating loss and research and experimentation credit carryforwards	6,441	5,542

Total gross deferred income tax assets	8,941	8,773
Less valuation allowance	(8,941)	(8,530)

Net deferred income tax assets	—	243
Deferred income tax liabilities:
Deferred stock compensation	—	(243)

	—	—

  The net change in the valuation allowance for deferred income tax assets for 2002, 2001, and 2000 was an increase of $0.4 million, $2.6 million and $0.6 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

  At December 31, 2002, the Company has net operating loss and research and experimentation credit carryforwards for U.S. federal income tax purposes of $8.1 million and $1.1 million, respectively, which expire in varying amounts beginning in the year 2014. The Company also has incurred foreign losses in the amount of $5.9 million as of December 31, 2002, which are available to offset future taxable income in foreign jurisdictions. These foreign losses expire in varying amounts beginning in 2005.

  Included in the Company's U.S. net operating loss carryforward are tax deductions of approximately $3.2 million resulting from the exercise of certain stock options during 2002, 2001 and 2000. The Company has established a valuation allowance with respect to the tax benefit created by these tax deductions. In accordance with APB Opinion No. 25, any income tax benefit derived from these tax deductions will be reflected as additional paid-in capital at the time the Company recognizes any such income tax benefit.

  Losses before income taxes from foreign operations were ($0.8) million, ($2.6) million and ($3.8) million, in 2002, 2001, and 2000, respectively. Income (losses) before income taxes from U.S. operations were $1.1 million, ($2.5) million and $1.6 million in 2002, 2001 and 2000, respectively.

(9)  Long-Term Debt

  In February 2000, the Company used a portion of the proceeds from its IPO to repay all of its existing borrowings under its financing arrangements. As a result, the Company incurred an extraordinary loss on the early extinguishment of debt of $248,000.

(10) Commitments and Contingencies

  During 2000, the Company adopted a plan to relocate its corporate headquarters to a larger facility within the Atlanta metropolitan area. In accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), the Company estimated that the net costs associated with its then existing facilities, which were under noncancellable leases expiring on June 30, 2002, would be approximately $525,000. The Company recorded this obligation during the second quarter of 2000. During 2001, two of the sublessees were unable to fulfill their obligations and the subleases were terminated. As a result, the Company recorded an additional obligation of $155,000 in 2001 for the additional estimated loss. There were no remaining accruals of obligations as of December 31, 2002.

  The Company leases its office facilities, including its corporate headquarters, and certain office furniture and equipment under various noncancelable operating lease agreements. Future minimum payments under these leases at December 31, 2002, are as follows (in thousands):

December 31,
2003	$3,806
2004	3,545
2005	3,351
2006	2,798
2007	2,585
Thereafter	13

$16,098

  Rent expense for the years ended December 31, 2002, 2001, and 2000 was $4.2 million, $4.4 million and $2.4 million, respectively.

  From time to time the Company may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

  On December 11, 2002, the Company filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. ("Knowlagent"), which is the assignee of the United States Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused the

  Company's eQuality Now software suite of infringing the above patents. The Company filed suit seeking a declaration that it did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. The Company also filed a claim requesting that if the patents are found to be valid, that one of its employees be named the rightful inventor of the patents. The Company also requested that monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to the Company's complaint as well as two counterclaims, alleging that the Company infringes and contributes to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. The Company is currently in the discovery phase of the lawsuit.

  The Company is not party to any other litigation or other legal proceedings that it believes could have a material adverse effect on its business, operating results or financial condition.

(11) Subsequent Event

  On February 26, 2003, the Company announced that it had reached an agreement with Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers, on the terms of a recommended cash offer for all of the shares of Eyretel. The offer was for 25 pence in cash for each Eyretel share and values the company's entire issued share capital at approximately £37.4 million or $59.9 million. The Company purchased 28% of Eyretel on February 26, 2003, and the Company commenced the recommended cash offer for all of the shares of Eyretel on February 28, 2003 by publishing the U.K. Offer Document and a Form of Election and Authority in accordance with the requirements of Eyretel's home jurisdiction. The total cash consideration for the offer will be financed from the Company's existing cash and investments.

  The acquisition is intended to extend the Company's leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. The acquisition has been recommended by the board of directors of Eyretel and is subject to the successful closing of the offer and to customary conditions, including regulatory and other standard approvals. The acquisition is expected to be completed in March or April of 2003.

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Increases	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2002	$1,454	$600	($715)	$1,339
Year ended December 31, 2001	775	1,624	(945)	1,454
Year ended December 31, 2000	438	544	(207)	775
Sales Allowances:
Year ended December 31, 2002	$169	$308	($242)	$235
Year ended December 31, 2001	353	160	(344)	169
Year ended December 31, 2000	300	332	(279)	353
Hardware Warranty Reserve:
Year ended December 31, 2002	$18	—	($18)	—
Year ended December 31, 2001	90	—	(72)	18
Year ended December 31, 2000	163	—	(73)	90

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2003

WITNESS SYSTEMS, INC.
By:	/s/ DAVID B. GOULD David B. Gould Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ DAVID B. GOULD David B. Gould	Chairman of the Board, President and Chief Executive Officer	March 14, 2003
/s/ WILLIAM F. EVANS William F. Evans	Executive Vice President and Chief Financial Officer	March 14, 2003
/s/ THOMAS J. CROTTY Thomas J. Crotty	Director	March 14, 2003
/s/ JOEL G. KATZ Joel G. Katz	Director	March 14, 2003
/s/ PETER SINISGALLI Peter Sinisgalli	Director	March 14, 2003
/s/ DAN LAUTENBACH Dan Lautenbach	Director	March 14, 2003

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER

        I, the Chief Executive Officer, of Witness Systems, Inc. (the "registrant"), certify that:

1.
I have reviewed this annual report on Form 10-K of the registrant;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)
evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of March 2003.

/s/ DAVID B. GOULD David B. Gould Chairman of the Board, President and Chief Executive Officer

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER

        I, the Chief Financial Officer, of Witness Systems, Inc. (the "registrant"), certify that:

1.
I have reviewed this annual report on Form 10-K of the registrant;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)
evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of March 2003.

/s/ WILLIAM F. EVANS William F. Evans Executive Vice President and Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Our Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Index to Consolidated Financial Statements
Independent Auditors' Report
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
  SCHEDULE II
Valuation and Qualifying Accounts
SIGNATURES
CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATE OF THE CHIEF FINANCIAL OFFICER