Form 10-Q
period 2003-03-31
WITNESS SYSTEMS INC
filed 2003-05-15
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock, par value $.01 per share	21,890,442

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$47,404	$36,391
Restricted cash	5,998	—
Investments	—	28,937
Accounts receivable, net of allowance for doubtful accounts of $3,527 at March 31, 2003 and $1,339 at December 31, 2002	26,103	13,394
Other current assets	6,590	2,780

Total current assets	86,095	81,502
Intangible assets, net	30,092	185
Property and equipment, net	7,126	5,057
Other assets	902	397

	$124,215	$87,141

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,347	$3,266
Accrued expenses	36,372	6,489
Notes payable	6,000	—
Deferred revenue	19,059	12,312

Total current liabilities	67,778	22,067
Deferred tax liability	2,383	—

Total liabilities	70,161	22,067

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,0000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 21,889,722 and 22,035,756 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	219	220
Additional paid-in capital	93,762	94,260
Accumulated deficit	(38,750)	(27,937)
Notes receivable for stock	(977)	(1,470)
Accumulated other comprehensive (loss) income	(200)	1

Total stockholders' equity	54,054	65,074

	$124,215	$87,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2003	2002
Revenue:
Product	$6,667	$10,732
Services	10,561	7,492

Total revenue	17,228	18,224

Cost of revenue:
Product	862	154
Services	3,654	2,812

Total cost of revenue	4,516	2,966

Gross profit	12,712	15,258
Operating expenses:
Selling, general and administrative	10,363	10,964
Research and development	3,799	3,773
Acquired in-process research and development	7,840	—
Merger-related costs	1,964	—

Operating (loss) income	(11,254)	521
Interest and other income, net	525	380

(Loss) income before provision for income taxes	(10,729)	901
Provision for income taxes	84	74

Net (loss) income	$(10,813)	$827

Net (loss) income per share:
Basic	$(0.49)	$0.04

Diluted	$(0.49)	$0.03

Weighted-average common shares outstanding:
Basic	21,903	22,572

Diluted	21,903	24,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(10,813)	$827
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
In-process research and development	7,840	—
Depreciation and amortization	1,079	972
Provision for doubtful accounts	323	—
Other non-cash items	177	30
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(210)	832
Other assets	(295)	306
Accounts payable and accrued expenses	(291)	(1,792)
Deferred revenue	1,142	511

Net cash (used for) provided by operating activities	(1,048)	1,686

Cash flows from investing activities:
Capital expenditures	(217)	(1,041)
Purchases of investments	(3,105)	(14,563)
Sales and maturities of investments	31,826	15,350
Purchase of other business' assets	(1,121)	—
Acquisition of Eyretel plc, net of cash acquired of $38,814	(14,203)	—
Allocation (to) from restricted cash	(5,998)	30

Net cash provided by (used for) investing activities	7,182	(224)

Cash flows from financing activities:
Proceeds from short-term borrowings	5,000	—
Repayment of notes receivable from stockholder	493	—
Proceeds from exercise of stock options	123	717
Stock repurchases	(734)	—

Net cash provided by financing activities	4,882	717

Effect of exchange rate changes on cash	(3)	(43)

Net change in cash and cash equivalents	11,013	2,136
Cash and cash equivalents at beginning of period	36,391	23,209

Cash and cash equivalents at end of period	$47,404	$25,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	—

Cash paid for income taxes	$15	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited)

1.    General and Basis of Presentation

        Witness Systems, Inc. and subsidiaries (the "Company" or "Witness") provides customer interaction recording, performance analysis and electronic learning management software that enables companies to optimize their customer relationships across multiple communications media and to improve their customer relationship management. The Company is headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. The Company was originally incorporated in 1988 in Georgia and was reincorporated in Delaware on March 13, 1997.

        The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. and its wholly-owned subsidiaries. On March 21, 2003, the Company acquired Eyretel plc ("Eyretel") and accordingly their results of operations have been consolidated in these unaudited interim condensed consolidated financial statements commencing on March 22, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

        The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the U.S. Securities and Exchange Commission.

2.    Significant Accounting Policies

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance.

        Product revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. The Company recognizes product revenue using the residual method whereby revenue is recognized in a multiple element arrangement when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not for one or more of the delivered elements in the arrangement. The Company defers revenue in an amount equal to the fair value of its undelivered elements, normally services (including maintenance), and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue.

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

        Accounts receivable include amounts due from customers for which revenue has been recognized. The Company performs ongoing evaluations of its customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on a percentage of its accounts receivable, its historical experience and any specific customer collection issues that it has identified. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Deferred revenue consists of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

3.    Net (Loss) Income Per Share

        The following table presents the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net (loss) income	$(10,813)	$827

Average shares of common stock outstanding:
Basic	21,903	22,572
Effect of stock options	—	1,786

Diluted common shares outstanding	21,903	24,358

Net (loss) income per share:
Basic	$(0.49)	$0.04

Diluted	$(0.49)	$0.03

        For the three months ended March 31, 2003, the Company has excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share for the three months ended March 31, 2003 was 353,195 calculated using the treasury stock method.

4.    Eyretel Acquisition

        On February 26, 2003, the Company reached an agreement with Eyretel, a U.K.-based provider of compliance and recording solutions for customer contact centers, on the terms of a recommended cash offer for all of the shares of Eyretel. The offer was for 25 pence per share for a total purchase price of approximately £37.4 million or $59.0 million. The acquisition is intended to extend the Company's leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. The Company purchased 41.7 million Eyretel shares for $16.5 million, which represented a 27.9% equity interest as of February 26, 2003 and accounted for its investment in Eyretel using the equity method. On March 21, 2003, the Company purchased another 85.8 million Eyretel shares for $36.5 million, which represented a total ownership interest of 85.3% and commenced the consolidation of Eyretel's results from that date forward.

        On March 21, 2003, the Company declared the offer to purchase the remaining shares unconditional in all respects and was therefore irrevocably committed to purchase the remaining shares. The Company has recorded $6.0 million in restricted cash on its balance sheet at March 31, 2003 for the purchase of these remaining shares. Action has been taken under applicable law to acquire the remaining outstanding shares of Eyretel, which the Company expects to be completed by May 15, 2003. On March 31, 2003, the Company owned 92.8% of the outstanding shares of Eyretel.

        The acquisition was accounted for as a purchase. The following summary of the total purchase price of Eyretel includes $6.0 million in cash to be paid for the remaining shares of Eyretel shares (in thousands):

Total cash commitment	$58,974
Estimated direct transaction costs	4,084

$63,058

        Under the purchase method of accounting, the total purchase price is allocated to Eyretel's net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The purchase price allocation for this acquisition is based on preliminary estimates and valuations and may be revised at a later date when additional information concerning asset and liability valuations are finalized. The preliminary purchase price allocation is as follows (in thousands):

Current assets and other tangible assets	$58,749
Liabilities assumed	(21,377)
Restructuring accruals	(7,451)
Identifiable intangible assets	22,720
Deferred tax liability	(2,383)
Acquired in-process research and development	7,840
Goodwill	4,960

$63,058

        The Company estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. An independent third-party appraiser calculated the value of the IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: 1) stage of completion; 2) complexity of work to date and to complete; 3) anticipated product development and introduction schedules; 4) forecasted product sales cycles; 5) internal and external risk factors; 6) revenue and operating expense estimates; 7) contributory asset charges, and 8) costs already incurred and the expected costs to complete.

        The identifiable intangible assets were valued by an independent third-party appraiser using either an income or cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets. The identifiable intangible assets include acquired technology of $13.6 million, distribution channels of $5.3 million, customer list of $2.6 million and trademarks of $1.3 million. The acquired technology and trademarks are being amortized over three years and the distribution channels and customer list are being amortized over five years.

        Supplemental pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2002 is as follows for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Total revenues	$31,149	$32,934
Net loss	$(8,208)	$(6,389)
Net loss per share	$(0.37)	$(0.28)

        The above pro forma results include pro forma adjustments for the amortization expense on intangible assets arising from the acquisition. In addition, the pro forma results for the first quarter of 2003 exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

        The following table summarizes the Company's restructuring activity accounted for according to Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related restructuring accrual	$2,445	$5,006	$7,451
Cash payments	—	—	—
Adjustments	—	—	—

Accrual at March 31, 2003	$2,445	$5,006	$7,451

        The 2003 restructuring accrual resulted from Eyretel headcount reductions and the closing of certain Eyretel facilities.

5.    Merger-Related Costs

        The Company reported merger-related costs of $2.0 million during the first quarter of 2003, which included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $0.4 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with the Company, and $0.6 million of accruals for severance of Witness employees and the closing of Witness facilities that are considered redundant. The following table summarizes the $0.6 million merger-related charges accrued in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related accrual	$153	$400	$553
Cash payments	—	—	—
Adjustments	—	—	—

Accrual at March 31, 2003	$153	$400	$553

6.    Purchase of Other Business' Assets

        In February 2003, the Company purchased the assets of a software and services company focused on the business intelligence marketplace, for $2.2 million, including direct costs of $0.1 million. The Company paid $1.1 million and executed a $1.0 million note payable due no later than August 25, 2003. The note bears interest at 4.25% through May 25, 2003 and at 6.25% thereafter. The Company recorded an intangible asset of $2.5 million for acquired technology and assumed $87,000 in net liabilities plus a $235,000 restructuring accrual for severance of certain employees and the closing of facilities. At March 31, 2003, the Company made cash payments of $8,000 against the restructuring accrual.

7.    Intangible Assets

        The following table presents the components of intangible assets (in thousands):

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$16,228	$303	$15,925
Distribution channels	5,280	32	5,248
Customer list	2,560	16	2,544
Trademarks and patents	1,449	34	1,415
Goodwill	4,960	—	4,960

	$30,477	$385	$30,092

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$150	$100	$50
Patents	148	13	135

	$298	$113	$185

        For the three months ended March 31, 2003, $208,000 and $64,000 of amortization of intangible assets was included in selling, general and administrative expense and cost of product revenue, respectively. For the three months ended March 31, 2002, $85,000 and $12,000 of amortization of intangible assets was included in research and development expense and cost of product revenue, respectively. In accordance with SFAS No. 142, Goodwill and Other Intangibles, goodwill is not being amortized but is subject to annual impairment tests.

8.    Comprehensive (Loss) Income

        The following table presents the components of total comprehensive (loss) income, net of income tax, and accumulated other comprehensive loss (in thousands):

	Three months ended March 31,
	2003	2002
Net (loss) income	$(10,813)	$827
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(36)	(38)
Unrealized net holding loss on investments	(165)	(299)

Total comprehensive (loss) income, net of income tax	$(11,014)	$490

	March 31, 2003	December 31, 2002
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	$(200)	$(164)
Unrealized net holding gains on investments	—	165

Total accumulated other comprehensive loss, net of income tax	$(200)	$1

9.    Line of Credit

        The Company has a line of credit of $15.0 million with a maturity date of November 2003. At the Company's discretion, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points. In February 2003, the Company borrowed $5.0 million under the line of credit at the bank's prime rate of 4.25% for short-term working capital purposes. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all assets of the Company and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. The Company obtained a waiver from the bank lender for failure to comply with its March 31, 2003 minimum tangible net worth requirement. The Company intends to permanently modify some of its existing debt covenants due to the effect of the Eyretel acquisition.

        The amount available under the line of credit at March 31, 2003 was $1.1 million, which was net of outstanding letters of credit of $3.8 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.

10.    Stock Based Compensation

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

	For the three months ended March 31,
	2003	2002
Historical net (loss) income	$(10,813)	$827
Add: Stock-based employee compensation	23	30
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,798)	(3,124)

Pro forma net loss	$(12,588)	$(2,267)

Pro forma basic and diluted net loss per share	$(0.57)	$(0.10)

11.    Notes Receivable from Stock Sale

        In 1999, the Company received notes totaling $1.8 million from the Company's Chief Executive Officer ("CEO") in exchange for 991,993 shares of the Company's common stock. In February 2002, the notes receivable were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note is payable in three equal payments of principal and interest due annually through February 2005. The remaining balance was satisfied by the CEO delivering, at current fair market value, shares of the Company's common stock, which he had held for more than six months. During the first quarter of 2003, the CEO made the first principal payment of approximately $0.5 million and the related interest. As of March 31, 2003, the value of the underlying shares of the Company's common stock held as collateral did not meet the collateral maintenance requirements of the 2002 Note. The Company's Board of Directors delivered to the CEO a notice of forbearance, advising the CEO that, for the time being, the Company will forbear pursuit of its rights to demand additional collateral or prepayment of the 2002 Note. However, the Company did not waive, release or relinquish its right to exercise any and all of its rights or remedies at that time or in the future.

12.    Geographic Information

        The Company's revenue derived from customers outside the United States, principally in Canada, the United Kingdom, Australia, Mexico and Japan was $4.5 million and $2.4 million in the first quarter of 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, approximately $2.8 million and $0.3 million, respectively, of total property and equipment is located outside the United States.

13.    Recent Accounting Pronouncements

        Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The Company typically grants its customers a warranty which guarantees that its products will substantially conform to its current specifications for 90 days from the delivery date. The Company may also indemnify its customers from third-party claims of intellectual property infringement relating to the use of its products. Costs related to these guarantees have not been significant. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

        Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

        Effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

        Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this SFAS did not have a material impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as"anticipates","expects","intends","plans","believes","seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 23.

Overview

        We provide the contact center market an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven and/or full-time customer interaction recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet. Our software suite allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives throughout the organization. An integrated business consulting, installation and training methodology provides services to support an effective, rapid deployment of our software that enables organizations to maximize their return on investment. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

Eyretel Acquisition

        On February 26, 2003, we reached an agreement with Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers, on the terms of a recommended cash offer for all of the shares of Eyretel. The offer was for 25 pence per share for a total purchase price of approximately £37.4 million or $59.0 million. The acquisition is intended to extend our leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. We purchased 41.7 million Eyretel shares for $16.5 million, which represented a 27.9% equity interest as of February 26, 2003. On March 21, 2003, we purchased another 85.8 million Eyretel shares for $36.5 million, which represented a total ownership interest of 85.3% and commenced the consolidation of Eyretel's results from that date forward.

        On March 21, 2003, we declared the offer to purchase the remaining shares unconditional in all respects and were therefore irrevocably committed to purchase the remaining shares. We have recorded $6.0 million in restricted cash on our balance sheet at March 31, 2003 for the purchase of these remaining shares. Action has been taken under applicable law to acquire the remaining outstanding shares of Eyretel, which we expect to be completed by May 15, 2003. On March 31, 2003, we owned 92.8% of the outstanding shares of Eyretel.

        The acquisition extends our performance optimization suite to include advanced compliance and high volume 100% recording applications and related services; and strengthens our international presence. The following are updates to our business offerings as a result of the Eyretel acquisition:

        eQuality ContactStore.    eQuality ContactStore is designed to capture agent-customer voice and data interactions from telephony environments, including the navigation of automatic systems, such as IVRs (Interactive Voice Response units). The eQuality ContactStore records 100 percent of customer interactions. eQuality ContactStore is leveraged for organizations requiring high-volume recording and storage for compliance and/or sales verification purposes.

        eQuality Vision.    eQuality Vision enables the rapid search and retrieval of recorded customer interactions. With the solution's powerful data visualization capabilities, contact center management can pinpoint and view contacts of interest. Through its color-coding classification of calls based on nature and outcome, patterns and trends, key areas of interest are identifiable, providing unique visualization that allows users to search through contact recordings and focus on those of interest.

        eQuality Focus.    eQuality Focus monitors desktop activities and provides graphical reports to illustrate which applications employees use, including how they use them, when and for how long. With this information, contact center management can gain an analytical view of desktop workflow, as well as whether business applications and productivity tools are correctly configured for optimum use.

Economic Outlook

        During 2003 and 2002 many of our prospects and customers continued to defer projects and/or extend their software purchasing processes. The first quarter of 2003 product revenue was significantly impacted by the further deterioration in the economy as compared to the first quarter of 2002. Although services revenue for the first quarter of 2003 increased compared to the prior year, services revenue was impacted as a result of customers deferring installations due to their own lack of resources and budget uncertainties, as well as increased pricing pressures for maintenance renewals. The length of our collections cycle has been adversely impacted by the increase in international revenues as well as by the weakened economy, resulting in our customers deferring payments to us or requiring payment terms longer than those normally provided by us. As a result of these economic conditions, our ability to forecast future product and services revenues has become more difficult. If the economy continues to deteriorate, the level of corporate spending for information technology and customer relationship management applications may further decline. Such declines could have an adverse effect on our financial condition and results of operations.

Sources of Revenue and Revenue Recognition Policy

        We derive our revenue from licensing our software and hardware products and providing related services. We utilize a direct sales organization and an indirect sales channel that consists of select resellers and a variety of strategic marketing alliances to reach our target customer base. For the first quarter ended March 31, 2003 and 2002, approximately 24% and 15%, respectively, of Witness only product revenue was derived from our indirect sales channel. We expect the proportion of product revenue derived from our indirect sales channel to continue to increase in the near future as we expand outside of North America.

        During the first quarter of 2003 and 2002, approximately 26% and 12%, respectively, of our revenue was derived from customers outside the United States and Canada. We expect the proportion of future revenue derived from outside of North America will continue to increase due to the Eyretel acquisition and that it may be denominated in the currency of the applicable market.

        Product revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. We recognize product revenue using the residual method whereby revenue is recognized in a multiple element arrangement when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not for one of the delivered elements in the arrangement. We defer revenue for the fair value of its undelivered elements, normally services and maintenance, and recognize product revenue for the remainder of the total arrangement fee. Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which product is licensed, the number of software products licensed, the number of installation sites and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license our software products usually receive the software on compact disc.

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. Services are traditionally offered and billed as separate elements of contracts on either a fixed service fee plus travel expenses or on a time-and-materials basis. The functionality of the software is not dependent on these services. Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed annually in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers. Historically, all Witness only customers have purchased an initial maintenance contract for each newly licensed site. During the first quarter of 2003 and 2002, approximately 98% and 99%, respectively, of Witness only active customer installation sites renewed their annual maintenance contracts.

Cost of Revenue and Operating Expenses

        Cost of product revenue primarily consists of royalties due to third parties, hardware and packaging costs. Cost of services revenue for installation, training, consulting and maintenance services includes personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. We classify all charges to the operating expense categories based on the nature of the expenditures. Allocated overhead include rent for corporate offices and furniture, communication charges and depreciation and amortization expenses for office equipment and leasehold improvements. We allocate these costs to each of the functional areas based on use.

        Operating expenses are classified into two general categories: selling, general and administrative and research and development. Selling, general and administrative expenses consist primarily of personnel costs for sales, marketing, finance, information technology, human resources, legal and facilities, as well as sales commissions, promotional expenses, public relations, tradeshows, travel expenses, provisions for allowance for doubtful accounts, amortization of certain intangible assets and allocated overhead. Research and development expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and, therefore, have been charged to expense.

        We had 630 full-time employees at March 31, 2003, compared to 358 at March 31, 2002. The increase was due to the acquisition of Eyretel. Subsequent to March 31, 2003, we significantly reduced the number of full-time employees in order to realign the resources of the combined organization.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, research and development and software development costs, provision for income taxes and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing customers, our ability to attract new customers, our ability to grow through acquisitions and to successfully integrate acquisitions, the availability and cost of debt and equity financing, technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse effect on our financial position and results of operations. A summary of our critical accounting policies follows.

        Revenue Recognition.    Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of credit memo data and other known factors. If future sales credits prove to be greater than the historical data and management estimates we used to calculate these estimates, revenues could be overstated.

        Allowance for Doubtful Accounts.    We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling, general and administrative expense in the period such determination is made.

        Impairment of Long-lived Assets and Intangible Assets.    Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The determination of estimated future cash flows requires management to make estimates.

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

        Stock Based Compensation.    With the exception of the deferred stock compensation that we recorded at our initial public offering ("IPO"), we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and have adopted only the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for our stock options and purchase rights under SFAS No. 123, our net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share data):

	For the three months ended March 31,
	2003	2002
Historical net (loss) income	$(10,813)	$827
Add: Stock-based employee compensation	23	30
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,798)	(3,124)

Pro forma net loss	$(12,588)	$(2,267)

Pro forma basic and diluted net loss per share	$(0.57)	$(0.10)

Results of Operations

        For the first quarter of 2003, the net results of operations were slightly impacted by the Eyretel acquisition. Results included a 27.9% equity loss in Eyretel of $11,000, for the period from February 26, 2003 through March 21, 2003. Commencing on March 22, 2003, we consolidated the results of operations of Eyretel, which resulted in $98,000 of net income for the quarter ended March 31, 2003. Certain Witness only statistics presented exclude the impact of Eyretel.

        The following table sets forth the results of operations for the three months ended March 31, 2003 and 2002 expressed as a percentage of total revenue.

	Three months ended March 31,
	2003	2002
Revenue:
Product	39%	59%
Services	61	41

Total revenue	100	100

Cost of revenue:
Product	5	1
Services	21	15

Total cost of revenue	26	16

Gross profit	74	84
Operating expenses:
Selling, general and administrative	60	60
Research and development	22	21
Acquired in-process research and development	46	—
Merger-related costs	11	—

Operating (loss) income	(65)	3
Interest and other income, net	3	2

(Loss) income before provision for income taxes	(62)	5
Provision for income taxes	(1)	—

Net (loss) income	(63)%	5%

Revenue

        Total revenue decreased 5% to $17.2 million in the first quarter of 2003 from $18.2 million in the first quarter of 2002. This decrease was due to the decrease in product revenue. Product revenue decreased 38% to $6.7 million in the first quarter of 2003 from $10.7 million in the first quarter of 2002, representing 39% and 59% of total revenue, respectively. This decline was attributable to the comparative decline in information technology spending by our existing and target customer base. During the first quarter of 2003 and 2002, 34% and 43% of Witness only product revenue was attributable to new customers, respectively.

        Services revenue, consisting of installation, training, consulting and maintenance services revenue, as well as reimbursable out-of-pocket expense revenue, increased 41% to $10.6 million in the first quarter of 2003 from $7.5 million in the first quarter of 2002, representing 61% and 41% of total revenue, respectively. This increase was attributable to an increase in maintenance and professional services revenue. The growth in maintenance revenue resulted from the growth in new customer sites on maintenance, which grew to 1,243 for Witness only sites at the end of the first quarter of 2003 from 970 sites at the end of the first quarter of 2002, and increased renewal amounts charged for annual maintenance contracts from existing customer sites. Although maintenance revenue increased in the first quarter of 2003, some customers resisted price increases for maintenance renewal amounts due to a weakened economy. Installation, training and consulting revenue increased due to overall increased services revenue per customer site and the increase in consulting services now being provided. Services revenue as a percentage of total revenue increased due to the decrease in product revenue in the first quarter of 2003.

Cost of Revenue

        Total cost of revenue increased 52% to $4.5 million in the first quarter of 2003 from $3.0 million in the first quarter of 2002. Gross profit margins decreased to 74% in the first quarter of 2003 from 84% in the first quarter of 2002 due to decreases of both product and services margins. We expect total gross profit margins to remain relatively constant in 2003.

        Cost of product revenue increased 460% to $862,000 in the first quarter of 2003 from $154,000 in the first quarter of 2002, representing 5% and 1% of total revenue, respectively. This increase was attributable to hardware costs associated with the sale of Eyretel products. Subsequent to the first quarter of 2003, we have generally discontinued selling hardware associated with the Eyretel products; although some hardware sales may occur during the remainder of 2003. In addition, cost of product revenue may vary as we embed third-party technology into our software. However, we expect cost of product revenue to decrease as a percentage of total revenue as we discontinue the sale of hardware products.

        Cost of services revenue increased 30% to $3.7 million in the first quarter of 2003 from $2.8 million in the first quarter of 2002. This increase was due to an increase in the cost of providing installation, training and consulting services primarily due to an increase in headcount and travel expenses. Cost of services revenue as a percentage of services revenue decreased to 35% in the first quarter of 2003 compared to 38% in the first quarter of 2002. We expect cost of services revenue to increase in absolute dollars in 2003 primarily due to the growth in services revenue, but decrease as a percentage of total revenue as greater efficiencies are achieved.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative expense decreased 5% to $10.4 million in the first quarter of 2003 from $11.0 million in the first quarter of 2002. This decrease was due primarily to decreases in personnel costs in the sales and marketing departments as well as a decrease in discretionary marketing spending. The decrease in selling, general and administrative expense was partially offset by an increase in bad debt expense of $323,000 and by $200,000 of amortization of intangible assets which resulted from the Eyretel acquisition during the first quarter of 2003. As a percentage of total revenue, selling, general and administrative expenses was flat quarter over quarter. We expect selling, general and administrative expenses to increase in absolute dollars in 2003 due to the amortization of intangible assets related to the Eyretel acquisition, but decrease as a percentage of total revenue when the amortization of intangible assets is excluded.

        Research and Development.    Research and development expense remained relatively constant at $3.8 million in the first quarter of 2003 and 2002, representing 22% and 21% of total revenue, respectively. We expect research and development expenses to increase in absolute dollars in 2003, but decrease as a percentage of total revenue.

        In-Process Research and Development.    We estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. An independent third-party appraiser calculated the value of IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: 1) stage of completion; 2) complexity of work to date and to complete; 3) anticipated product development and introduction schedules; 4) forecasted product sales cycles; 5) internal and external risk factors; 6) revenue and operating expense estimates; 7) contributory asset charges, and 8) costs already incurred and the expected costs to complete.

        Merger-related Costs.    We reported merger-related costs of $2.0 million during the first quarter of 2003, which included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, expenses related to integrating Eyretel's software products, training personnel on products acquired, consolidating the operations of Eyretel with our operations and accruals for severance of Witness employees and the closing of Witness facilities that are considered redundant.

Interest and Other Income, Net

        Interest and other income, net increased to $525,000 in the first quarter of 2003 from $380,000 in the first quarter of 2002 due to $169,000 of realized gains on the sale of investment securities and due to an increase in foreign exchange gains. Foreign exchange gains (losses), net were $101,000 and ($58,000) during the first quarter of 2003 and 2002, respectively. Interest and other income, net was partially offset by a decrease of $112,000 in interest income due to lower yields on investments and due to interest expense of $27,000 on the $5.0 million borrowing under the line of credit and the $1.0 million note payable.

Provision for Income Taxes

        We recorded a provision for foreign income tax expense of $84,000 in the first quarter of 2003. During the first quarter of 2002, we recorded a provision for state income tax and federal alternative minimum tax, and foreign income tax of $74,000. We have recorded a full valuation allowance against the deferred tax asset generated as a result of net operating loss carryforwards for U.S. and foreign tax purposes at March 31, 2003, as the future realization of the tax benefit is not currently considered more likely than not.

Liquidity and Capital Resources

        During the first quarter of 2003, cash used for operating activities was ($1.0) million, compared to $1.7 million of cash provided by operating activities during the first quarter of 2002. This negative cash flow in 2003 was primarily due to $2.0 million of merger-related costs.

        Net cash provided by investing activities during the first quarter of 2003 was $7.2 million as compared to ($224,000) during the first quarter of 2002. Investing activities for 2003 included the acquisition of Eyretel and the assets purchased from a software and services company focused on the business intelligence marketplace, net of cash equivalents acquired, for $15.3 million plus the allocation to restricted cash of $6.0 million for the purchase of the remaining 10.7% outstanding shares of Eyretel as of March 31, 2003. In addition, 2003 included the sale of non-liquid investments securities of $31.8 million to fund the Eyretel acquisition.

        Net cash provided by financing activities during the first quarter of 2003 was $4.9 million as compared to $717,000 during the first quarter of 2002. Financing activities for 2003 included $5.0 million in proceeds from borrowings on our line of credit. In addition, 2003 included $734,000 in stock repurchases.

        At March 31, 2003, we had $53.4 million in total cash and cash equivalents and restricted cash and $18.3 million in working capital. In February 2003, we borrowed $5.0 million under our $15.0 million line of credit at the bank's prime rate of 4.25% for short-term working capital purposes. At the Company's discretion, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. We obtained a waiver from the bank lender for failure to comply with our March 31, 2003 minimum tangible net worth requirement. We intend to permanently modify some of our existing debt covenants due to the effect of the Eyretel acquisition. The amount available under the line of credit at March 31,

2003 was $1.1 million, which was net of outstanding letters of credit of $3.8 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.

        We expect to have total capital expenditures of approximately $3.0 million in 2003. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management information systems.

        We expect to continue to experience growth in our operating expenses. We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Our accounts receivable days sales outstanding ("DSO") increased at March 31, 2003 from 65 days at March 31, 2002, due to the Eyretel acquisition. Excluding Eyretel, DSO was 72 as of March 31, 2003. We expect our DSO to increase as we derive a greater proportion of our revenue from operations outside of North America where payment is typically slower, and due to an increase in the number of customers with extended payment terms or deferring payments, which we believe can be attributed to a weakened economy. We expect our days sales outstanding to be in the high-80s range in the future.

        Our interest income is sensitive to changes in interest rates. We expect that interest income in 2003 will be materially less than in 2002 due to lower investment balances. To reduce our balance sheet exposure to variations in asset values, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months for our entire portfolio. Our investment portfolio may contain securities with maturities of up to three years. While this minimizes our interest rate risk to asset values, our results are exposed to fluctuations in interest income due to changes in market rates. In February 2003, we liquidated our investment portfolio in order to acquire the shares of Eyretel.

        The majority of our operations have historically been in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, with the acquisition of Eyretel and along with our existing foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom and conduct transactions in either the local currency of the location or in U.S. dollars. To date, the impact of fluctuations in the relative value of other currencies has not been material. Net foreign exchange gains and (losses) were $101,000 and ($58,000) in the first quarter of 2003 and 2002, respectively.

Factors That May Affect Our Future Results and Market Price of Our Stock

        Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including, but not limited to, the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell our securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and the other documents we file with the SEC.

        Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include disclosures contained in this report and the other documents we file with the SEC, as well as the following risks:

Our products have a long sales cycle that makes it difficult to plan our expenses and forecast our results

        Although it typically takes three to six months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. This was the case in 2002, and may be the case in future periods. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would delay the timing of our revenue, but not the timing of our corresponding expenditures. Lengthening our sales cycle could also increase the total cost of a sale. This could harm our ability to meet our financial forecasts for a given quarter. Our customers' decisions regarding their purchase of our products and services is relatively long due to several factors, including:

  •
  the complex nature of our products;

  •
  our need to educate potential customers about the uses and benefits of our products;

  •
  competition for a shrinking amount of corporate resources because of general economic conditions, including the relatively weak and uneven recovery from the recent economic recession;

  •
  the investment of financial and other resources required by customers to purchase and implement our products;

  •
  customers' budget cycles and operating activities, which affect the timing of their purchases;

  •
  the competitive evaluation and internal approval process many of our customers undertake before purchasing our products and services; and

  •
  delayed purchases due to announcements or planned introductions of new products or product enhancements by us or our competitors.

If the market in which we sell our products and services deteriorates further as a result of adverse economic conditions, it will have a material adverse effect on our business and results of operations

        The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. Our success depends on the use and acceptance of our software and services by existing and prospective customers. However, many of our current and prospective customers have postponed their capital expenditures and experienced severe financial difficulties due to recent economic conditions and uncertainties. Consequently, such conditions have had an adverse effect on our business and results of operations this quarter and we anticipate that the relatively slow and uneven economic recovery and the related uncertainty may adversely affect our business and results of operations for the remainder of 2003. In addition, since our customers control the timing of our installation and training services, our services revenues have been, and may continue to be, adversely impacted as customers delay the scheduling of services. In addition to the aforementioned, demand for our software remains uncertain because our existing and potential customers may:

  •
  not understand the benefits of using customer relationship management software generally or, more specifically, software which records and analyzes the interactions between a business and its customers;

  •
  not achieve favorable results using our software;

  •
  experience technical difficulty in implementing our software;

  •
  use alternative methods such as online self-help to solve the same business problems our software is intended to address; or

  •
  close contact centers.

        If the market for our software continues to decline, it will have a material adverse effect on our business and results of operations.

Although we achieved a quarterly operating profit in the first and second quarters of 2002, we may continue to experience quarterly losses from operations in the future

        We achieved a quarterly operating profit in the first and second quarters of 2002. We incurred losses in the first quarter of 2003, the third and fourth quarters of 2002 and substantial losses before 2002. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $38.8 million as of March 31, 2003. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to regain and sustain profitability in any future period. If we do not achieve profitability from operations, or if we do not remain profitable, we may need to obtain additional financing. In such event, the financing from sources upon which we have historically relied may not be available to us on acceptable terms, if at all. If we fail to remain profitable, it will materially and adversely affect the market price of our stock.

Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline

        Our quarterly revenue, expenses and operating results could vary significantly from period to period. In particular, we derive a significant portion of our software product revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than investors or securities analysts expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation, maintenance and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

  •
  a decrease in demand for our software, or more generally, for products that record and analyze the interactions between a business and its customers and/or provide electronic learning, due to either purchasing trends or general economic conditions;

  •
  announcements or introductions of new products and services by our competitors;

  •
  pricing for competitive products;

  •
  the timely payment of fees due to us by our customers;

  •
  our ability to develop, market and manage new software, software enhancements and services that our customers require in a timely manner;

  •
  the deferral of orders for our software or delays in the installation of our software from one quarter to a later quarter;

  •
  our ability to successfully integrate the business and operations of Eyretel plc, a company located in the United Kingdom which we acquired in March 2003, and any other businesses we may acquire in the future;

  •
  maintaining our ability to recognize product revenue on the residual method of accounting;

  •
  our ability to sell Eyretel's software products and successfully transitioning the sale and services of the related hardware products, previously sold by Eyretel, to an independent third party provider;

  •
  the amount of financial resources we have to spend to improve our software, services and operations;

  •
  delays in installations of our software;

  •
  the increasing length of sales and implementation cycles for our software;

  •
  the mix of revenue generated by software product licenses and related services;

  •
  spending limitations imposed on our customers or potential customers because of changes in their business, financial condition and outlook, general economic conditions and decreased capital spending budgets, including limitations imposed after the sales cycle has begun but before a sale is consummated;

  •
  the timing and size of our capital expenditures and changes in our working capital;

  •
  the failure of our customers to renew their annual maintenance, either because they consolidate their contact centers or they stop using our product company-wide;

  •
  the economic conditions of the companies within the financial services and telecommunications industry b verticals into which we have historically sold, and expect to continue to sell, our software;

  •
  the ability of our reseller partners to successfully resell our software; and

  •
  our ability to sell our products in new geographic markets.

        Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Historically, our quarterly revenue variations have fluctuated from as low as an 11% decline to as high as a 58% increase from one quarter to the next. If our future revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock would likely decline.

Seasonal trends in sales of business software or customer interaction levels may affect our quarterly revenue

        The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year are typically characterized by slightly longer sales cycles related to holiday and vacation schedules. We believe that these fluctuations are caused in part by customer buying patterns, which are influenced by year-end budgetary pressures and sales force commission structures. Customer interaction centers typically experience much higher volumes of customer contact during and immediately following the year-end holiday season. As a result, many customers may elect to defer installation of our software during these times. These factors have caused us to experience, and we expect to continue to experience, seasonal fluctuations in our revenue.

If we fail to manage and expand our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

        Revenue from customers located outside of North America, including the United States and Canada, accounted for approximately 26% and 12% of our total revenue for the quarters ended March 31, 2003 and 2002, respectively. We intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. In May 2003, we expect to complete the purchase of Eyretel, a company located in the United Kingdom. Through this acquisition, we have significantly expanded our operations outside of North America. Our operations outside of North America at March 31, 2003 consisted of 276 dedicated employees located in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. We have also established relationships with a small number of international resellers.

        We intend to continue to analyze opportunities to expand our operations into other international markets. Our plans to expand internationally and our operations in new markets may be adversely affected by a number of risks, including:

  •
  limited development of an international market for our software and services;

  •
  expanding and training our international sales force and support operations;

  •
  expenses associated with customizing products for multiple countries;

  •
  longer payment cycles and difficulties in collecting accounts receivable; and

  •
  multiple, conflicting and changing regulations governing intellectual property, call monitoring and the recording of employees.

        As we further expand our operations outside the United States, we will also face new competitors and competitive environments. In addition to the risks associated with our domestic competitors, foreign competitors may pose an even greater risk, as they may possess a better understanding of their local markets and better working relationships with local infrastructure providers and others. In particular, because telephone protocols and standards are unique to each country, local competitors will have more experience with, and may have a competitive advantage in, these markets. We may not be able to obtain similar levels of local knowledge or similar relationships in foreign markets, which could place us at a significant competitive disadvantage. In addition, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

Fluctuations in foreign currency exchange rates could affect our financial results

        We may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. Moreover, exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be affected adversely by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to increase our prices to reflect fluctuations in the exchange rates. We cannot predict accurately the impact that future exchange rate fluctuations may have on our results.

We face intense competition that could adversely affect our revenue, profitability and market share

        The market for products that record customer interactions, analyze performance and/or provide electronic learning is intensely competitive, evolving and is subject to rapid changes in technology. We believe our principal competitors include, but are not limited to:

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

        Many of our current and potential competitors have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources than we do. As a result, our current and potential competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, take better advantage of acquisitions and other opportunities, devote greater resources to marketing and selling their products and services and adopt more aggressive pricing policies. These competitors may distinguish themselves from us on the basis of their longer operating histories and ability to withstand difficult economic conditions. Our competitors may also be able to offer products at lower prices or with other incentives that we cannot match. Additionally, the scope of our products and services may be viewed as too narrow because some of our competitors offer a broader range of products and services.

        In addition, many of our competitors market their products through resellers and companies that integrate their technology and products with those of the competitor. These resellers and technology partners of our competitors often have strong business relationships with our customers and potential customers. For example, some of our competitors have better and more long standing relationships with telephone switch vendors. Our competitors may use these business relationships to market and sell their products and compete for customers with us. In addition, our competitors may offer or develop products and services that are superior to ours. It is also possible that resellers or technology partners, such as certain telephone switch vendors, may acquire one or more of our competitors, which would further solidify their business relationships.

        We have developed, and intend to continue to develop, relationships with companies that resell our software and companies that provide us with customer referrals or leads, some of which may become competitors. We engage in joint marketing and sales efforts with our resellers, and rely on them for recommendations of our software during the evaluation stage of the purchase process. When we enter into agreements with resellers, the agreements are not exclusive and may ordinarily be terminated by either party. Some of the resellers have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. In addition, through their relationships with us, the resellers could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with resellers could lead to increased competition for us.

        We expect that competition will increase as other established and emerging companies enter our market and as new products, services and technologies are introduced. Increased competition may result in price reductions, lower gross margins and loss of our market share, which could materially and adversely affect our business, financial condition and results of operations.

We rely heavily on sales of our eQuality Balance and eQuality Evaluation software

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance software and new and enhanced versions of it. Historically, nearly all of our product revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and we expect revenue from these two products to continue to account for most of our revenue for the foreseeable future. Through March 31, 2003, we have recognized less than 15% of Witness only product revenue from products other than eQuality Balance and eQuality Evaluation. As a result, factors which adversely affect the pricing of or demand for our eQuality Balance and eQuality Evaluation software, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

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

  •
  improve the effectiveness of our software, particularly in installations involving very large databases with a significant number of simultaneous users;

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

Our products may fail to perform properly, which may cause us to incur additional expenses or result in the loss of customers

        Our software is used in a complex operating environment that requires its integration with computer and telephone networks and other business software applications. Furthermore, the hardware, software and network systems generally used in conjunction with our software, particularly telephone standards and protocols, change rapidly. The evolution of these standards may cause our products to function slowly or improperly. Poor product performance may necessitate redevelopment of our product or other costly reengineering measures which may divert our management and product development resources and funds. Due to the large number of, and variations in, computer and telephone network systems and applications, as well as the rapid changes in these products, our testing process may be unable to duplicate all possible environments in which our software is expected to perform. Any errors or defects that are discovered after we release new or enhanced software could cause us to lose revenue and customers, delay the market acceptance of our software, damage our customer relationships and reputation and increase our service and warranty costs. All of these problems could be exacerbated as we move our product to the latest software technologies and platforms.

If our advanced compliance recording applications fail to record 100% of our customers' interactions, we may be subject to liability and our reputation may be harmed

        Through our acquisition of Eyretel, we will extend our performance optimization suite to include advanced compliance recording applications and related services. Many of our customers, such as governmental agencies and financial institutions, use these applications to record and store recordings of interactions to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record 100% of our customers' interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed. Although we attempt to limit any potential exposure through our license agreements for these applications, we cannot guarantee that we will eliminate or successfully limit our liability for any failure of our applications.

If we are unable to maintain the security of our systems, our business, financial condition and operating results could be harmed

        The occurrence or perception of security breaches in the operation of our business or by third parties using our products could harm our business, financial condition and operating results. While we implement sophisticated security measures, third parties may attempt to breach our security or inappropriately use our products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and we may be subject to lawsuits and other liability. Even if we are not held liable, such security breaches could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products.

If we fail to protect our intellectual property, third parties may use our technology for their own benefit

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

        As of March 31, 2003, we had ten registered trademarks, four patents and 19 patent applications pending. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

        We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our "eQuality" trademark and its variations that predate our use, and the April 30, 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

        Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology as compared to the laws of the United States. If we resort to litigation to enforce our intellectual property rights, the proceedings could be burdensome and expensive, would likely divert valuable management and product development resources and could involve a high degree of risk, regardless of whether we win or lose the litigation.

Claims by other companies that our software infringes their intellectual property could require us to incur substantial expenses or prevent us from selling our software or services

        If any of our software violates the intellectual property rights of others, we may be required to reengineer or redevelop our software, seek to obtain licenses from third parties to continue offering our software without substantial reengineering, or conduct studies of such intellectual property rights so as to evaluate whether such intellectual property rights are valid or enforceable. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. Our efforts to study the intellectual property rights of third parties may not be successful and could reveal that such intellectual property rights are valid and enforceable, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of our lawsuit against Knowlagent (as described above under the heading "Legal Proceedings"), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our eQuality® NOW application, or to pay damages or satisfy indemnification commitments with our customers.

        In addition, in the rapidly developing technological environment in which we operate, third parties may have filed a number of patent applications, many of which are confidential when filed. If our software is found to violate these patents when they are issued or any other intellectual property of others, we may become subject to claims for infringement. An infringement claim against us could result in the loss of our proprietary rights and, whether meritorious or not, could be time-consuming, result in costly litigation or require us to pay damages or enter into royalty or licensing agreements on terms that are unfavorable to us. Royalty or licensing agreements might not be available to us on reasonable terms or at all. In addition, our customers and other users of our software may become subject to claims if the software they license from us is alleged to infringe the intellectual property of others. Our customers and these other users of our software would likely attempt to hold us responsible for these claims and any resulting harm they suffer.

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

        We expect that we and other participants in our industry and related industries will be increasingly subject to infringement claims as the number of competitors with patent and other intellectual property portfolios in these industries grows. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and we cannot assure you that necessary licenses or similar arrangements will be made available to us on a reasonable basis or at all. Consequently, if we become subject to an adverse determination in a judicial or administrative proceeding or we fail to obtain necessary licenses, we could be prevented from producing and selling some or potentially all of the components of our software. Such a result would have a material adverse effect on our business, financial condition and results of operations.

We believe that our future success also depends upon the continued compatibility of our software with the products and other technologies offered by other software and hardware companies

        Our software must integrate with software and hardware solutions provided by a number of our existing and potential competitors. These competitors or their business partners could alter their products so that our software no longer integrates well with them, or they could delay or deny our access to software releases that allow us to timely adapt our software to integrate with their products. They could thus effectively prevent us from modifying our software to keep pace with the changing technology of their products. If we cannot adapt our software to changes in our competitors' technology, it may significantly impair our ability to compete effectively, particularly if our software must integrate with the software and hardware solutions of our competitors.

        New products may not be compatible with our software, but may be compatible with the products of our competitors. For example, our products must integrate with phone switches made by the telephone switch vendors and computer telephony software applications offered by other software providers. If our products are not compatible with the new technologies offered by other software and hardware companies, it would have a material adverse effect on our business and results of operations.

If we do not continue to expand the distribution of our products through direct and indirect sales channels, we may be unable to expand our market share or increase our revenue

        To expand our market share and revenue, attract new customers and increase sales to existing customers, we may need to expand our direct and indirect sales channels. We also may need to expand our direct sales force by hiring additional sales personnel and management, and increase the number of relationships we have with companies that provide us with customer referrals or leads for new business. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in finding new sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to find an adequate number of new sales personnel meeting our specific needs. If the personnel we hire are less qualified, it may take us more time to train them before they reach an acceptable level of productivity.

        We also intend to derive revenue from our indirect sales channel through relationships with companies that resell our software. Product revenue from our indirect sales channel, which consists of select resellers and a variety of strategic marketing alliances, accounted for approximately 24% and 15% of Witness only product revenue for the quarters ended March 31, 2003 and 2002, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on resellers to continue to increase as we establish more relationships with companies to resell our software worldwide. We intend to use resellers to increase our sales internationally and to market our software to small and medium contact centers. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional resellers on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

If our internal professional services employees do not provide installation services effectively and according to schedule, our customers may not use our installation services or may stop using our software

        Customers that license our products ordinarily purchase installation, training and maintenance services, which they typically obtain from our internal professional services organization. Because our software must be installed to work with a number of computer and telephone network systems, installation of our software can be difficult. These systems vary greatly from one customer site to another, and the versions and integration requirements of these third-party systems change frequently. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services to install our software. In addition, these customers may determine that they will not license our software and instead will use the products and services of one of our competitors. If this happens, we would lose licensing and services revenue from these customers, and it would likely harm our reputation in the industry in which we compete. This could materially and adversely affect our business, financial condition and results of operations.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

        We may acquire or make investments in companies, products, services and technologies which we believe complement our software and services. Because of the increasing use of new customer interaction media such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. We have very limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may have a material adverse effect on our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

  •
  identifying suitable acquisition or investment candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms for acquisitions and investments;

  •
  reducing our working capital and hindering our ability to expand or maintain our business, including making capital expenditures and funding operations, if we make acquisitions out of our existing cash;

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

  •
  assuming liabilities of acquired companies, including litigation related to the operation of the business prior to the acquisition;

  •
  maintaining good relations with the customers and suppliers of the acquired company; and

  •
  effectively integrating acquired companies or investments into the company and achieving expected synergies.

        In May 2003, we expect to complete the acquisition of Eyretel, a company headquartered in the United Kingdom. For the immediate future, our senior management will be focused on integrating the operations, product sets and personnel of Eyretel into our business and product offerings. The acquisition of Eyretel significantly expands our operations into new geographic markets and, as a result, the integration process could divert the attention of our senior management from our existing operations and other potential business opportunities.

        Our senior management will focus on retaining key employees and maintaining relationships with Eyretel's customers and suppliers. We cannot assure you, however, that we will be able to retain key employees or preserve Eyretel's customer and supplier relationships. For example, we could lose customers of Eyretel as a result of change in control and termination provisions in existing customer contracts. Also, because the combined company will not offer hardware products going forward, customers who purchased products from Eyretel because of its complete compliance recording solution may decide to purchase products from other companies. Certain customers simply may not want to continue their relationship with the larger combined enterprise.

        If we are not successful in integrating Eyretel into our operations or are otherwise unable to realize the anticipated synergies of the combined companies, our business may suffer.

If we need additional financing to maintain or expand our business, it may not be available on favorable terms, or at all

        Although we believe our current cash and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future, we may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available to us on favorable terms, or at all. If we raise additional funds by issuing equity securities or convertible debt, the ownership interest of our stockholders could be significantly diluted, and any additional equity securities we issue may have rights, preferences or privileges senior to the rights of our stockholders. Also, the terms of any additional financing we obtain may significantly limit our future financing and operating activities. If we need funds and cannot raise them on acceptable terms, we may be forced to sell assets or seek to refinance our outstanding obligations. We may also be unable to:

  •
  develop and enhance our software to remain competitive;

  •
  take advantage of future opportunities, such as acquisitions;

  •
  respond to changing customer needs and our competitors' innovations; or

  •
  attract and retain qualified key personnel.

        Any of these events could significantly harm our business and financial condition and limit our growth.

Our stock price has been volatile

        The market price of our common stock has been subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. Any announcement with respect to any adverse variance in revenue or earnings from levels generally expected by securities analysts or investors for a given period could have an immediate and significant adverse effect on the trading price of our common stock. In addition, factors such as announcements of technological innovations or new products by us, our competitors or third parties, changing conditions in the market for products that record and analyze customer interactions, changes in the market valuations of similar companies, loss of a major customer, additions or departures of key personnel, changes in estimates by securities analysts, announcements of extraordinary events, such as acquisitions or litigation, or general economic conditions may have an adverse effect on the market price of our common stock.

Terrorist attacks and other acts of war may adversely affect the markets in which we operate, our operations and our stock price

        Terrorist attacks and other acts of war, and any response to them, may cause instability in financial markets. Armed hostilities and terrorism may also directly impact our facilities, personnel and operations, as well as those of our clients. Furthermore, terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

Government regulation of telephone and Internet monitoring could cause a decline in the use of our software, result in increased expenses for us or subject us and our customers to liability

        As the telecommunications industry continues to evolve, state, federal and foreign governments may increasingly regulate the monitoring of telecommunications and telephone and Internet monitoring and recording products, such as our software. We believe that increases in regulation could come in the form of a number of different kinds of regulations, including privacy and employment regulations. The adoption of new regulations governing the use of our software or changes made to existing regulations could cause a decline in the use of our software and could result in increased expenses for us, particularly if we are required to modify our software to accommodate these new or changing regulations. Moreover, new regulations or changes to existing regulations could subject us and our customers to liability. In addition, whether or not these regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our software. If any of these events occur, it could materially and adversely affect our business.

We may face difficulty in attracting and retaining key personnel, which are necessary to effectively manage and expand our business

        Our future success will depend in large part on our ability to hire, train, retain and motivate a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. Competition for experienced research and development personnel with software and telephone integration skills remains strong, but turnover of technical personnel has decreased from prior years. We expect to face additional difficulties retaining personnel who have stock options with exercise prices above the fair market value of our stock. In order to retain these employees, we may need to grant additional options to purchase common stock with exercise prices equal to the fair market value of our stock, which will cause dilution to our stockholders. If we are unable to attract and retain qualified personnel or if we experience high personnel turnover, it would increase our costs of operations and could prevent us from effectively managing and expanding our business.

        Our future success also depends upon the continued service of our executive officers, particularly our Chairman and Chief Executive Officer, David Gould, and our President and Chief Operating Officer, Nick Discombe. We have employment agreements with Mr. Gould and Mr. Discombe and limited non-compete agreements with all of our executive officers. However, any of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of the services of our executive officers or other key personnel could materially and adversely affect our business. In addition, if one or more of our executive officers or key employees were to join one of our competitors or otherwise compete with us, it could harm our business.

Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

        At March 31, 2003, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions.

Our certificate of incorporation and bylaws, as well as Delaware law, may prevent or delay a future takeover

        Our amended and restated certificate of incorporation and bylaws contain provisions which could make it difficult for a third party to acquire us without consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms which makes it difficult to remove all our directors at once. A potential acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

99.1	Certification of David B. Gould pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of William F. Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        We filed the following reports on Form 8-K filed during the first quarter of 2003:

  (1)
  On March 3, 2003, we filed a current report on Form 8-K under Item 5 to announce that we had reached an agreement to acquire all of the shares of Eyretel plc for cash. Under Item 7, we filed the related offer documents.

  (2)
  On March 24, 2003, we filed a current report on Form 8-K under Item 5 to report the press release dated March 21, 2003, announcing the status of the offer for the shares of Eyretel plc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003
WITNESS SYSTEMS, INC.
	By:	/s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
	By:	/s/ WILLIAM F. EVANS WILLIAM F. EVANS CHIEF FINANCIAL OFFICER

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

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May 2003.

/s/ DAVID B. GOULD David B. Gould Chairman of the Board and Chief Executive Officer

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

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May 2003.

/s/ WILLIAM F. EVANS William F. Evans Chief Financial Officer

QuickLinks

WITNESS SYSTEMS, INC. FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
WITNESS SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
WITNESS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
WITNESS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
WITNESS SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATE OF THE CHIEF FINANCIAL OFFICER