Form 10-Q
period 2003-06-30
WITNESS SYSTEMS INC
filed 2003-08-14
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2003
Common Stock, par value $.01 per share	22,038,586

WITNESS SYSTEMS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$40,070	$36,391
Investments	—	28,937
Accounts receivable, net of allowance for doubtful accounts of $2,408 at June 30, 2003 and $1,339 at December 31, 2002	27,403	13,394
Other current assets	3,792	2,780

Total current assets	71,265	81,502
Intangible assets, net	23,848	185
Property and equipment, net	6,949	5,057
Other assets, net	1,881	397

	$103,943	$87,141

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,079	$3,266
Accrued expenses	27,400	6,489
Deferred revenue	17,879	12,312

Total current liabilities	51,358	22,067
Deferred tax liability	2,383	—

Total liabilities	53,741	22,067

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,0000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 21,889,722 and 22,035,756 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	219	220
Additional paid-in capital	93,888	94,260
Accumulated deficit	(43,942)	(27,937)
Notes receivable for stock	(977)	(1,470)
Accumulated other comprehensive income	1,014	1

Total stockholders' equity	50,202	65,074

	$103,943	$87,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Product	$14,320	$8,221	$20,987	$18,953
Services	15,006	8,784	25,567	16,276

Total revenue	29,326	17,005	46,554	35,229

Cost of revenue:
Product	4,267	162	5,129	316
Services	6,546	3,004	10,200	5,816

Total cost of revenue	10,813	3,166	15,329	6,132

Gross profit	18,513	13,839	31,225	29,097
Operating expenses:
Selling, general and administrative	16,620	9,976	26,983	20,940
Research and development	4,707	3,741	8,506	7,514
Acquired in-process research and development	—	—	7,840	—
Merger-related costs	2,613	—	4,577	—

Operating (loss) income	(5,427)	122	(16,681)	643
Interest and other income, net	341	476	866	856

(Loss) income before provision for income taxes	(5,086)	598	(15,815)	1,499
Provision for income taxes	106	126	190	200

Net (loss) income	$(5,192)	$472	$(16,005)	$1,299

Net (loss) income per share:
Basic	$(0.24)	$0.02	$(0.73)	$0.06

Diluted	$(0.24)	$0.02	$(0.73)	$0.05

Weighted-average common shares outstanding:
Basic	21,898	22,692	21,901	22,633
Diluted	21,898	23,613	21,901	23,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(16,005)	$1,299
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
In-process research and development	7,840	—
Depreciation and amortization	3,952	1,919
Provision for doubtful accounts	1,965	—
Other non-cash items	243	260
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,028)	1,952
Other assets	1,357	(69)
Accounts payable and accrued expenses	129	(3,542)
Deferred revenue	2,007	1,099

Net cash (used for) provided by operating activities	(1,540)	2,918

Cash flows from investing activities:
Capital expenditures	(921)	(2,154)
Purchases of investments	(3,105)	(26,094)
Sales and maturities of investments	31,826	27,350
Purchase of other business' assets	(2,121)	—
Acquisition of Eyretel plc, net of cash acquired of $38,814	(21,183)	—
Allocation from restricted cash	—	5,258
Other	312	—

Net cash provided by investing activities	4,808	4,360

Cash flows from financing activities:
Proceeds from short-term borrowings	—	1,106
Repayment of notes receivable from stockholder	493	—
Proceeds from exercise of stock options and ESPP	206	—
Stock repurchases	(734)	—

Net cash (used for) provided by financing activities	(35)	1,106

Effect of exchange rate changes on cash and cash equivalents	446	(152)

Net change in cash and cash equivalents	3,679	8,232
Cash and cash equivalents at beginning of period	36,391	23,209

Cash and cash equivalents at end of period	$40,070	$31,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$86	$—

Cash paid for income taxes	$15	$46

Non-cash financing activities:
Repayment of notes receivable and interest with stock	$—	$872

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(unaudited)

1. General and Basis of Presentation

        Witness Systems, Inc. provides an integrated contact center performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. The solution is comprised of business-driven and/or full-time customer interaction recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and internet. The Company is headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. The Company was originally incorporated in 1988 in Georgia and was reincorporated in Delaware in 1997.

        The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. (the "Company" or "Witness"). During the first quarter of 2003, the Company acquired Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers. Their results of operations have, accordingly, been consolidated in these unaudited interim condensed consolidated financial statements commencing as of March 22, 2003. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. The Company recognizes product revenue using the residual method whereby revenue is recognized in a multiple element arrangement when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not for one or more of the delivered elements in the arrangement. The Company defers revenue in an amount equal to the fair value of its undelivered elements, normally services (including maintenance), and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue.

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services. Maintenance is offered as a separate element and generally includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers.

        Accounts receivable include amounts due from customers for which revenue has been recognized. The Company performs ongoing evaluations of its customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on a percentage of its accounts receivable, its historical experience and any specific customer collection issues that it has identified. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. Deferred revenue consists of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

3. Net (Loss) Income Per Share

        The following table presents the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(5,192)	$472	$(16,005)	$1,299
Average shares of common stock outstanding:
Basic	21,898	22,692	21,901	22,633
Effect of stock options	—	921	—	1,353

Diluted common shares outstanding	21,898	23,613	21,901	23,986

Net (loss) income per share:
Basic	$(0.24)	$0.02	$(0.73)	$0.06

Diluted	$(0.24)	$0.02	$(0.73)	$0.05

        For the three and six months ended June 30, 2003, the Company has excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities were anti-dilutive. The total number of options excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2003 was 774,581 and 563,888, respectively. For the three and six months ended June 30, 2002, the Company has excluded approximately 1.9 million and 1.6 million outstanding stock options, respectively, from the calculation of diluted net income per common share because such securities were anti-dilutive.

4. Comprehensive (Loss) Income

        The following table presents the components of total comprehensive (loss) income and accumulated other comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(5,192)	$472	$(16,005)	$1,299
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,214	(35)	1,178	(73)
Unrealized net holding gain (loss) on investments	—	313	(165)	14

Total comprehensive (loss) income	$(3,978)	$750	$(14,992)	$1,240

	June 30, 2003	December 31, 2002
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	$1,014	$(164)
Unrealized net holding gain on investments	—	165

Total accumulated other comprehensive loss, net of income tax	$1,014	$1

5. Eyretel Acquisition

        During the first quarter of 2003, the Company acquired controlling interest in Eyretel plc and completed the acquisition during the second quarter of 2003. The price paid was for 25 pence per share for a total purchase price of approximately £35.2 million, or $55.5 million, excluding shares owned by Eyretel's employee stock option trust at the time of acquisition. The acquisition is intended to extend the Company's leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. The Company commenced the consolidation of Eyretel's results on March 22, 2003, the date the Company assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

        The following summarizes the total estimated purchase price for Eyretel as of June 30, 2003 (in thousands):

Total cash commitment	$55,485
Estimated direct transaction costs	4,499

$59,984

        Under the purchase method of accounting, the total purchase price is allocated to Eyretel's net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The purchase price allocation for this acquisition is based on preliminary estimates and valuations and may be revised at a later date when additional information concerning asset and liability valuations is finalized. The preliminary purchase price allocation is as follows (in thousands):

Current assets and other tangible assets	$59,229
Liabilities assumed	(20,430)
Restructuring accruals	(7,510)
Identifiable intangible assets	22,720
Deferred tax liability	(2,383)
Acquired in-process research and development	7,840
Goodwill	518

$59,984

        The Company estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. An independent third-party appraiser calculated the value of the IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: 1) stage of completion; 2) complexity of work to date and to complete; 3) anticipated product development and introduction schedules; 4) forecasted product sales cycles; 5) internal and external risk factors; 6) revenue and operating expense estimates; 7) contributory asset charges; and 8) costs already incurred and the expected costs to complete.

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

        The Company's Board of Directors has agreed to pay a special bonus of £1.0 million to the former chief executive of Eyretel, now the Company's Chief Operating Officer ("COO"), in association with the Eyretel acquisition. The special bonus is generally payable in March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control.

        Supplemental pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2002 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total revenues	$29,326	$28,516	$60,475	$61,450
Net loss	$(3,803)	$(9,239)	$(18,181)	$(15,344)
Net loss per share	$(0.17)	$(0.39)	$(0.83)	$(0.64)

        The above pro forma results include pro forma adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income. In addition, the pro forma results for the six months ended June 30, 2003 exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

        The following table summarizes the Company's restructuring activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related restructuring accrual	$2,445	$5,006	$7,451
Cash payments	(1,012)	—	(1,012)
Adjustments	59	—	59

Accrual at June 30, 2003	$1,492	$5,006	$6,498

        The 2003 restructuring accrual resulted from Eyretel headcount reductions and the closing of certain Eyretel facilities.

6. Merger-Related Costs

        The Company reported merger-related costs of $4.6 million for the six-months ended June 30, 2003. These merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $2.0 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with the Company, $1.0 million of expenses related primarily to consulting fees and certain other merger and employee costs. The merger-related costs also include$0.7 million of accruals for severance of Witness employees and the closing of Witness facilities that are considered redundant as summarized below (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related accrual	$153	$400	$553
Cash payments	(133)	(69)	(202)
Adjustments	73	60	133

Accrual at June 30, 2003	$93	$391	$484

7. Purchase of Other Business' Assets

        In February 2003, the Company purchased the assets of a software and services company focused on the business intelligence marketplace for $2.4 million, including direct costs of $0.3 million. At the time of purchase, the Company paid $1.1 million and executed a $1.0 million note payable, which was paid in full in June 2003. The Company recorded an intangible asset of $2.5 million for acquired technology.

8. Intangible Assets

        The following tables present the components of intangible assets (in thousands):

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$16,228	$1,602	$14,626
Distribution channels	5,280	296	4,984
Customer list	2,560	144	2,416
Trademarks and patents	1,453	149	1,304
Goodwill	518	—	518

	$26,039	$2,191	$23,848

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$150	$100	$50
Patents	148	13	135

	$298	$113	$185

        For the three months ended June 30, 2003, amortization of intangible assets of $0.5 million and $1.3 million was included in selling, general and administrative expense and cost of product revenue, respectively. For the three months ended June 30, 2002, $0.1 million and $13,000 of amortization of intangible assets was included in research and development expense and cost of product revenue, respectively.

        For the six months ended June 30, 2003, $0.7 million and $1.3 million of amortization of intangible assets was included in selling, general and administrative expense and cost of product revenue, respectively. For the six months ended June 30, 2002, $0.2 million and $25,000 of amortization of intangible assets was included in research and development expense and cost of product revenue, respectively. In accordance with SFAS No. 142, Goodwill and Other Intangibles, goodwill is not being amortized but is subject to annual impairment tests.

9. Line of Credit

        The Company maintains various borrowing and credit arrangements, primarily consisting of a line of credit of $15.0 million with a maturity date of November 2003. At the Company's discretion, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all assets of the Company and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. In May 2003, the Company amended the amount of its tangible net worth requirement due to the effect of the Eyretel acquisition.

        The amount available under the line of credit at June 30, 2003 was $11.7 million, which was net of outstanding letters of credit of $3.3 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.

10. Stock Incentive Plans

        The Company has three stock incentive plans: (i) the 1999 stock incentive plan (the "1999 Plan"); (ii) the 2003 broad based option plan (the "2003 Plan"); and (iii) the 2003 non-employee director stock option plan (the "Directors' Plan").

        Under the 1999 Plan, the Company may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with the Company, as defined. In 2001, the Company's stockholders modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. As of June 30, 2003, there were 10,962,179 shares authorized for issuance, of which 706,648 shares remain available for future grant. During the second quarter of 2003, 198,384 stock option shares were granted under the 1999 Plan.

        Under the 2003 Plan, which became effective in June 2003, the Company may grant shares of common stock in the form of stock options. At June 30, 2003, there were 1,600,000 shares authorized for issuance, of which 148,956 shares remain available for future grant. During the second quarter of 2003, 1,451,044 stock option shares were granted under the 2003 Plan.

        Under the 2003 Directors' Plan, which became effective in May 2003, continuing non-employee members of the Board of Directors are granted non-qualified options to purchase shares of common stock pursuant to a formula award. At June 30, 2003, there were 500,000 shares authorized for issuance, of which 476,000 shares remain available for future grant. During the second quarter of 2003, 24,000 stock option shares were granted under this 2003 Directors' Plan.

        Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under the these plans in 2003 are non-qualified stock options that may be granted at a price that may be greater than, equal to, or less than the estimated fair value of the stock on the grant date. Option vesting terms typically range from two to four years and expire no more than ten years from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control of the Company. To the extent that this occurs, the Company may have a future charge.

11. Stock-Based Compensation

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

Compensation, the Company's net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Historical net (loss) income	$(5,192)	$472	$(16,005)	$1,299
Add: Stock-based employee compensation	66	30	89	60
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,883)	(3,097)	(3,827)	(6,364)

Pro forma net loss	$(7,009)	$(2,595)	$(19,743)	$(5,005)

Pro forma basic and diluted net loss per share	$(0.32)	$(0.11)	$(0.90)	$(0.22)

12. Notes Receivable for Stock

        In 1999, the Company received notes totaling $1.8 million from the Company's Chief Executive Officer ("CEO") in exchange for 991,993 shares of the Company's common stock. In February 2002, the notes receivable were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note is payable in three equal payments of principal and interest due annually through February 2005. During the first quarter of 2003, the CEO made the first principal payment of approximately $0.5 million and the related interest. At June 30, 2003, the 2002 Note was fully secured in accordance with its terms.

13. Geographic Information

        The Company's revenue derived from customers outside the United States, principally in the United Kingdom, Hong Kong/Greater China, Canada, Singapore, Japan, Australia and Mexico was $14.9 million and $19.4 million for the three and six-month periods ended June 30, 2003, respectively; and $1.3 million and $3.7 million for the three and six-month periods ended June 30, 2002, respectively.

        At June 30, 2003 and December 31, 2002, approximately $2.6 million and $0.3 million, respectively, of total property and equipment is located outside the United States. All significant long-lived assets are located in the United States and the United Kingdom.

14. Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The Statement requires that those instruments be classified as liabilities in statements of financial position. The Company does not believe it has any FAS 150 instruments; therefore the SFAS is not expected to impact the Company.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material impact on its financial statements.

        Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The Company typically grants its customers a warranty, which guarantees that its products will substantially conform to its current specifications for 90 days from the delivery date. The Company may also indemnify its customers from third-party claims of intellectual property infringement relating to the use of its products. Costs related to these guarantees have not been significant. The adoption of this SFAS did not have a material impact on the Company's financial statements.

        Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The Company's financial statements presented herein reflect the adoption of this SFAS.

        Effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. The adoption of this SFAS did not have a material impact on the Company's financial statements.

        Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this SFAS did not have a material impact on the Company's financial statements.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 25.

Overview

        We provide the contact center market an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven and/or full-time customer interaction recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet. Our software suite allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives throughout the organization. An integrated business consulting, installation and training methodology provides services to support an effective, rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

Eyretel Acquisition

        On February 26, 2003, we reached an agreement with Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers, on the terms of a recommended cash offer for all of the shares of Eyretel. The offer was for 25 pence per share for a total purchase price of approximately £35.2 million, or $55.5 million, which excludes shares owned by Eyretel's employee stock option trust at the time of acquisition. The acquisition is intended to extend our leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. As of March 31, 2003 the Company had paid for 134.4 million shares of Eyretel, or 92.8% of the total shares outstanding, and the remaining Eyretel shares were paid for in the second quarter of 2003. The Company commenced the consolidation of Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel.

        The acquisition extends our performance optimization suite to include advanced compliance and high volume 100% recording applications and related services; and strengthens our international presence. The following are updates to our business offerings as a result of the Eyretel acquisition:

        eQuality ContactStore.    eQuality ContactStore records 100% of voice conversations between CSRs and customers, along with the corresponding computer desktop activity, such as the CSR keystrokes and data input. This application is designed for organizations with high-volume recording requirements, including compliance recording and/or sales verification, in either traditional or Internet protocol (IP) telephony environments.

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

Economic Outlook

        During the past 18 months, many of our prospects and customers continued to defer projects and/or extend their software purchasing processes. For the first half of 2003, product revenue continued to be adversely affected by global economic uncertainty and a curtailment of certain information technology spending. Services revenue for the first half of 2003 was also adversely affected as a result of customers deferring installations due to their own lack of resources and budget uncertainties, as well as increased pricing pressures for maintenance renewals. The length of our collections cycle has been adversely affected by the increase in our international revenues as well as by the weakened economy, resulting in our customers deferring payments to us or requiring payment terms longer than those normally provided by us. As a result of these economic conditions, our ability to forecast future product and services revenues has become more difficult. If the economy continues to deteriorate, the level of corporate spending for information technology and customer relationship management applications may further decline. Such declines could have an adverse effect on our financial condition and results of operations.

Sources of Revenue and Revenue Recognition Policy

        We primarily derive our revenue from licensing our software products and providing related services. We use a direct sales organization and an indirect sales channel that consists of select resellers and a variety of strategic marketing alliances to reach our target customer base. For the six months ended June 30, 2003 and 2002, approximately 36% and 20%, respectively, of our product revenue was derived from our indirect sales channel. We expect the proportion of product revenue derived from our indirect sales channel to continue to increase in the near future as we continue to expand outside of North America.

        During the first half of 2003 and 2002, approximately 29% and 12%, respectively, of our revenue was derived from customers outside the United States and Canada. We expect the proportion of future revenue derived from outside of North America will continue to increase due to the Eyretel acquisition and that it may be denominated in the currency of the applicable market.

        Product revenue is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. We recognize product revenue using the residual method whereby revenue is recognized in a multiple element arrangement when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not for one of the delivered elements in the arrangement. We defer revenue for the fair value of its undelivered elements, normally services and maintenance, and recognize product revenue for the remainder of the total arrangement fee. Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which product is licensed, the number of software products licensed, the number of installation sites, the geographic region of the site and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license our software products usually receive the software on compact disc.

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

Cost of Revenue and Operating Expenses

        Cost of product revenue primarily consists of royalties due to third parties, amortization of acquired technology, hardware and packaging costs. Cost of services revenue for installation, training, consulting and maintenance services includes personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits.

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

        We had 530 full-time employees at June 30, 2003, up from 364 at June 30, 2002. The increase was due to the acquisition of Eyretel. During the second quarter of 2003, we significantly reduced the number of full-time employees in order to realign the resources of the combined organization.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and intangible assets, provision for income taxes and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Impairment of Long-lived Assets and Intangible Assets.    Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The determination of estimated future cash flows requires management to make estimates.

        Allowance for Deferred Tax Assets.    We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. To the extent that future taxable income is generated and considered more likely than not to continue in the future an adjustment to reduce the valuation allowance would be made, increasing net income in the period in which such determination is made.

        Stock-Based Compensation.    With the exception of the deferred stock compensation that we recorded at our initial public offering ("IPO"), we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted only the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for our stock options and purchase rights under SFAS No. 123, our net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Historical net (loss) income:	$(5,192)	$472	$(16,005)	$1,299
Add: Stock-based employee compensation	66	30	89	60
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,883)	(3,097)	(3,827)	(6,364)

Pro forma net loss	$(7,009)	$(2,595)	$(19,743)	$(5,005)

Pro forma basic and diluted net loss per share	$(0.32)	$(0.11)	$(0.90)	$(0.22)

Results of Operations

        The following table sets forth the results of operations for the three and six months ended June 30, 2003 and 2002 expressed as a percentage of total revenue.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Product	49%	48%	45%	54%
Services	51	52	55	46

Total revenue	100	100	100	100

Cost of revenue:
Product	15	1	11	1
Services	22	18	22	16

Total cost of revenue	37	19	33	17

Gross profit	63	81	67	83
Operating expenses:
Selling, general and administrative	57	58	58	60
Research and development	16	22	18	21
Acquired in-process research and development	—	—	17	—
Merger-related costs	9	—	10	—

Operating (loss) income	(19)	1	(36)	2
Interest and other income, net	1	3	2	2

(Loss) income before provision for income taxes	(18)	4	(34)	4
Provision for income taxes	—	1	—	—

Net (loss) income	(18%)	3%	(34%)	4%

Revenue

        Total revenue increased 72% to $29.3 million in the second quarter of 2003 from $17.0 million in the second quarter of 2002. For the six months ended June 30, 2003, total revenue increased 32% to $46.6 million from $35.2 million. These increases were largely attributable to sales, and related services, of our expanded product line from the Eyretel acquisition and to the growth in the number of customer sites.

        Product revenue increased 74% to $14.3 million in the second quarter of 2003 from $8.2 million in the second quarter of 2002, representing 49% and 48% of total revenue, respectively. Product revenue in the second quarter of 2003 included $3.4 million in hardware. For the six months ended June 30, 2003, product revenue increased 11% to $21.0 million from $19.0 million in the same year ago period, representing 45% and 54% of total revenue, respectively. The increases largely reflect revenue from our expanded product line resulting from our acquisition of Eyretel, which we began consolidating effective March 22, 2003. Product revenue in the second quarter and first half of 2003 included $3.4 million and $4.4 million, respectively, of hardware sales. Over the next several quarters we anticipate that hardware revenue will decline as we transition our customers to third-party hardware suppliers.

        Services revenue, consisting of installation, training, consulting and maintenance services revenue, as well as reimbursable travel expense revenue, increased 71% to $15.0 million in the second quarter of

2003 from $8.8 million in the second quarter of 2002, representing 51% and 52% of total revenue, respectively. For the six months ended June 30, 2003, services revenue increased 57% to $25.6 million from $16.3 million in the same year ago period, representing 55% and 46% of total revenue, respectively. Services revenue increased in 2003 due to growth in both maintenance and professional services revenue. Maintenance revenue increased due to additional customer sites and higher renewal rates charged for annual maintenance contracts from existing customer sites. In addition, maintenance revenue in 2003 was adversely impacted by a write-down of Eyretel's opening deferred maintenance revenue to fair value under purchase accounting. Installation, training and consulting revenue increased due to a related increase in the number of customer sites installed during 2003 compared to 2002 and growth in consulting services offerings. We expect services revenue to continue to increase throughout the remainder of 2003.

Cost of Revenue

        Total cost of revenue increased 242% to $10.8 million in the second quarter of 2003 from $3.2 million in the second quarter of 2002. For the six months ended June 30, 2003, total cost of revenue increased 150% to $15.3 million from $6.1 million in the same year ago period. The decrease in gross profit margins to 63% in the second quarter and to 67% in the first half of 2003 from 81% and 83% in the same periods of 2002 was attributable to hardware sales, which have a relatively low margin, and to the amortization of intangible assets classified as cost of revenue. We expect our product gross profit margins to improve as hardware sales decline. We also expect to increase services margins as we roll out an improved services methodology around the globe and as the impact of the fair value adjustment, recorded at the purchase date to Eyretel's deferred services balance, decreases over the next three quarters.

        Cost of product revenue increased to $4.3 million in the second quarter of 2003 from $0.2 million in the second quarter of 2002. For the six months ended June 30, 2003, cost of product revenue increased to $5.1 million from $0.3 million in the same year ago period. These increases are the result of hardware sales in 2003 and the amortization of acquired technology, which totaled $1.3 million and $1.4 million in the three and six-month periods ended June 30, 2003.

        Cost of services revenue increased 118% to $6.5 million in the second quarter of 2003 from $3.0 million in the second quarter of 2002. For the six months ended June 30, 2003, cost of services revenue increased 75% to $10.2 million from $5.8 million in the same year ago period. These increases were the result of an increase in the number of employees engaged in installation, training, consulting and customer maintenance services. Cost of services revenue as a percentage of services revenue increased to 44% in the second quarter of 2003 from 34% in the second quarter of 2002. For the six months ended June 30, 2003, cost of services revenue as a percentage of services revenue increased to 40% from 36% in the same year ago period. These percentage increases were caused by the fair value adjustment to Eyretel's deferred revenue balances at the purchase date. We expect to continue growing our customer service organization over time and, therefore, we anticipate that the absolute dollars will increase as we grow our customer base. However, we expect that the cost of services revenue, as a percentage of services revenue, will decrease over the next several quarters as the impact of Eyretel's fair market adjustment decreases and renewal maintenance amounts are reflected in income at their actual invoice amount as opposed to the lesser amount recorded under purchase accounting. In addition, we would expect to increase service margins as we roll out an improved services methodology throughout the entire organization.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative expense increased 67% to $16.6 million in the second quarter of 2003 from $10.0 million in the second quarter of 2002, representing 57% and 59% of total revenue, respectively. For the six months ended June 30, 2003, selling, general and administrative expense increased 29% to $27.0 million from $20.9 million in the same year ago period, representing 58% and 59% of total revenue, respectively. The increases in absolute dollars result from the increased size of our company after the Eyretel acquisition. We expect selling, general and administrative expense to continue as this higher dollar level, but remain fairly constant as a percentage of total revenue throughout the remainder of 2003.

        Research and Development.    Research and development expense increased 26% to $4.7 million in the second quarter of 2003 from $3.7 million in the second quarter of 2002, representing 16% and 22% of total revenue, respectively. For the six months ended June 30, 2003, research and development expense increased 13% to $8.5 million from $7.5 million in the same year ago period, representing 18% and 21% of total revenue, respectively. These increases were due primarily to an increased number of employees and consultants engaged in research and development activities as we integrate the Eyretel product suite with our existing products. We expect research and development expense to continue at this higher dollar level, but remain fairly constant as a percentage of total revenue throughout the remainder of 2003.

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

        Merger-related Costs.    We incurred merger-related costs of $4.6 million for the six-months ended June 30, 2003. These merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $2.0 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with the Company, $1.0 million of expenses related to employee costs and $0.7 million of accruals for severance of Witness employees and the closing of Witness facilities that we considered redundant.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 28% to $0.3 million in the second quarter of 2003 from $0.5 million in the second quarter of 2002. These decreases were primarily due to lower yields earned on our investments and the reduction in cash as a result of the Eyretel acquisition. For the six-month periods in both 2003 and 2002, interest and other income, net was approximately $0.9 million as the lower interest income was offset by the foreign currency gains in 2003.

Provision for Income Taxes

        We recorded a provision for foreign income tax and federal alternative minimum tax of $0.1 million in the second quarter of 2003. For the six months ended June 30, 2003 and 2002, we recorded a provision of $0.2 million and $0.2 million, respectively, for foreign income tax and federal alternative minimum tax. We have recorded a full valuation allowance against deferred tax assets generated as a result of net operating loss carryforwards for U.S. and foreign tax purposes at June 30, 2003, as the future realization of the tax benefits is not currently considered more likely than not.

Liquidity and Capital Resources

        During the first half of 2003, cash used for operating activities was $1.5 million, compared to $2.9 million of cash provided by operating activities during the first half of 2002. The cash flow used for operations in 2003 was impacted by $4.6 million of merger-related costs, as well as by an increase of accounts receivable of $3.0 million.

        Net cash provided by investing activities during the first half of 2003 was $4.8 million as compared to $4.4 million during the first half of 2002. Investing activities for 2003 included the acquisition of Eyretel and the assets purchased from a software and services company focused on the business intelligence marketplace, net of cash equivalents acquired, for $23.3 million. In addition, in 2003 cash was provided by the sale of investments securities of $31.8 million to fund the Eyretel acquisition.

        Net cash used for financing activities during the first half of 2003 was $35,000 as compared to $1.1 million cash provided by financing activities during the first of 2002. Financing activities for 2003 included $0.7 million in stock repurchases.

        At June 30, 2003, we had $40.0 million in total cash and cash equivalents and $19.9 million in working capital. In addition, we had $11.7 million available under a line of credit, which was net of outstanding letters of credit of $3.3 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At the Company's discretion, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. In May 2003, we amended the amount of our tangible net worth requirement due to the effect of the Eyretel acquisition.

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

        Our accounts receivable days sales outstanding ("DSO") increased from 63 days at June 30, 2002 to 82 days at June 30, 2003. We expect our DSO to continue to be in the mid-80s range in the future as we derive a greater proportion of our revenue from operations outside of North America where payment is typically slower, and due to an increase in the number of customers with extended payment terms or deferred payments, which we believe can be attributed to a weakened economy.

        Our interest income is sensitive to changes in interest rates. We expect that interest income in 2003 will be materially less than in 2002 due to lower rates and invested balances. To reduce our balance sheet exposure, our investment policy specifies that we invest in the high-grade investments and maintain a weighted average maturity of nine months or less. In February 2003, we liquidated our investment portfolio in order to acquire the shares of Eyretel, realizing a gain of $0.2 million.

        The majority of our operations have historically been in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, with the acquisition of Eyretel and along with our existing foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom and conduct transactions in either the local currency of the location or U.S. dollars. To date, the impact of fluctuations in the relative value of other currencies has not been material. Net foreign exchange gains were $89,000 and $67,000 in the second quarter of 2003 and 2002, respectively. Net foreign exchange gains were $190,000 and $9,000 for the six months ended June 30, 2003 and 2002, respectively.

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

Our products have a long sales cycle that makes it difficult to plan our expenses and forecast our results

        Although it typically takes three to nine months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. We expect that this will be the case in future periods. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would delay the timing of our revenue, but not the timing of our corresponding expenditures. Lengthening our sales cycle could also increase the total cost of a sale. This could harm our ability to meet our financial forecasts for a given quarter. Our customers' decisions regarding their purchase of our products and services is relatively long due to several factors, including:

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

If the market in which we sell our products and services deteriorates further as a result of adverse economic conditions, it will have a material adverse effect on our business and results of operations

        The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. Our success depends on the use and acceptance of our software and services by existing and prospective customers. However, many of our current and prospective customers have postponed their capital expenditures and experienced financial difficulties due to recent economic conditions and uncertainties. These conditions have had an adverse effect on our business and results of operations in recent quarters, and we anticipate that the relatively slow and uneven economic recovery and the related uncertainty may adversely affect our business and results of operations for the remainder of 2003. In addition, since our customers control the timing of our installation and training services, our services revenues have been, and may continue to be, adversely impacted as customers delay the scheduling of services. If the market for our software continues to decline, it will have a material adverse effect on our business and results of operations.

        In addition, demand for our software remains uncertain because our existing and potential customers may:

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

  •
  close contact centers.

We may continue to experience quarterly losses from operations in the future

        With the exception of the first and second quarters of 2002, in which we achieved a quarterly operating profit, we have experienced quarterly losses from operations. We incurred losses in the first and second quarters of 2003, the third and fourth quarters of 2002 and substantial losses before 2002. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $43.9 million as of June 30, 2003. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to achieve profitability in any future period. If we do not achieve profitability from operations, or if we do not remain profitable, we may need to obtain additional financing. In such event, the financing from sources upon which we have historically relied may not be available to us on acceptable terms, if at all. Once achieved, if we fail to remain profitable, it will materially and adversely affect the market price of our stock.

Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline

        Our quarterly revenue, expenses and operating results are difficult to predict and could vary significantly from period to period. In particular, we derive a significant portion of our software product revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than investors or securities analysts expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation, maintenance and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

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

  •
  our ability to successfully complete the integration of the business and operations of Eyretel plc, a company located in the United Kingdom which we acquired in March 2003, and any other businesses we may acquire in the future;

  •
  maintaining our ability to recognize product revenue on the residual method of accounting;

  •
  our ability to sell Eyretel's software products and successfully transitioning the sale and services of Eyretel's related hardware products to an independent third party provider;

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

  •
  the economic conditions of the companies within the financial services and telecommunications industry verticals into which we have historically sold, and expect to continue to sell, our software;

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

If we fail to manage and expand our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

        Our revenue derived from customers outside the United States, principally in the United Kingdom, Hong Kong/Greater China, Canada, Singapore, Japan, Australia and Mexico was $14.9 million and $19.4 million for the three and six-month periods ended June 30, 2003, respectively; and $1.3 million and $3.7 million for the three and six-month periods ended June 30, 2002, respectively. In May 2003, we completed the purchase of Eyretel, a company located in the United Kingdom. Through this acquisition, we significantly expanded our operations outside of North America. We intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. Our operations outside of the United States of America at June 30,

2003 consisted of 219 dedicated employees located in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. We have also established relationships with a number of international resellers.

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

  •
  political and economic instability;

  •
  potentially adverse tax consequences of operating in foreign countries;

  •
  longer payment cycles and difficulties in collecting accounts receivable; and

  •
  multiple, conflicting and changing regulations governing intellectual property, call monitoring and the recording of employees and customers.

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

Fluctuations in foreign currency exchange rates could affect our financial results

        We may experience gains and losses resulting from fluctuations in currency exchange rates for which hedging activities may not adequately protect us. Moreover, exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Where we sell our products in U.S. dollars, our sales could be affected adversely by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. Where we sell our products in local currencies, we could be competitively unable to increase our prices to reflect fluctuations in the exchange rates. We cannot predict accurately the impact that future exchange rate fluctuations may have on our results.

The recurrence of severe acute respiratory syndrome may have a negative impact on our business

        The recurrence of severe acute respiratory syndrome, or SARS, which had particular impact in China and Hong Kong during the first and second quarters of 2003, or the occurrence of another comparable public health emergency, could have a negative effect on our operations in those regions, including delaying or preventing our expansion in those regions. If SARS reappeared or spread to other areas, or if another comparable public health emergency occurred, our international and domestic sales operations could also be harmed. In addition, any recurrence of SARS or the occurrence of another comparable public health emergency would likely lead to restrictions on travel to and from the affected regions which could have a negative impact on our business, results of operations and financial condition.

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

        Many of our current and potential competitors have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources than we do. As a result, our current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, take better advantage of acquisitions and other opportunities, devote greater resources to marketing and selling their products and services and adopt more aggressive pricing policies. These competitors may distinguish themselves from us on the basis of their longer operating histories and ability to withstand difficult economic conditions. Our competitors may also be able to offer products at lower prices or with other incentives that we cannot match. Additionally, the scope of our products and services may be viewed as too narrow because some of our competitors offer a broader range of products and services.

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

We rely heavily on sales of our eQuality Balance, eQuality Evaluation and eQualityContactStore products

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance, eQuality Evaluation and eQuality ContactStore products and new and enhanced versions of them. Historically, nearly all of our product revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and nearly all of Eyretel's product revenue was derived from the sale of eQuality ContactStore. We expect revenue from these products to continue to account for most of our revenue for the foreseeable future. As a result, factors which adversely affect the pricing of or demand for these products, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

If we fail to develop new software or improve our existing software to meet or adapt to the changing needs and standards of our target market, sales of our software and services may decline

        The markets for our products are characterized by rapidly changing technology and evolving industry standards. Our future success depends upon our ability to develop and introduce new software and software enhancements which meet the needs of companies seeking to record and analyze their interactions with customers and/or deliver electronic learning to their employees. To achieve increased market acceptance of our software and services, we must, among other things, continue to:

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

Our products may fail to perform properly and contain defects, which may cause us to incur additional expenses or result in the loss of customers

        Our software is used in a complex operating environment that requires its integration with computer and telephone networks and other business software applications. Furthermore, the hardware, software and network systems generally used in conjunction with our software, particularly telephone standards and protocols, change rapidly. The evolution of these standards may cause our products to function slowly or improperly. Poor product performance may necessitate redevelopment of our product or other costly reengineering measures which may divert our management and product development resources and funds. Due to the large number of, and variations in, computer and telephone network systems and applications, as well as the rapid changes in these products, our testing process may be unable to duplicate all possible environments in which our software is expected to perform. Any errors or defects that are discovered after we release new or enhanced software could cause us to lose revenue and customers, delay the market acceptance of our software, damage our customer relationships and reputation and increase our service and warranty costs. All of these problems could be exacerbated as we move our products to the latest software technologies and platforms.

If our advanced compliance recording applications fail to record 100% of our customers' interactions, we may be subject to liability and our reputation may be harmed

        Through our acquisition of Eyretel, we have extended our performance optimization suite to include advanced compliance recording applications and related services. Many of our customers acquired through the Eyretel acquisition use these applications to record and store recordings of interactions to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record 100% of our customers' interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed. Although we attempt to limit any potential exposure through our license agreements for these applications, we cannot guarantee that we will eliminate or successfully limit our liability for any failure of our applications.

If we are unable to maintain the security of our systems, our business, financial condition and operating results could be harmed

        The occurrence or perception of security breaches in the operation of our business or by third parties using our products could harm our business, financial condition and operating results. Our customers use our products to compile and analyze highly sensitive or confidential information. We may come into contact with such information or data when we perform support or maintenance functions for our customers. While we have internal policies and procedures for employees in connection with performing these functions, the perception that any of our employees has improperly handled sensitive information of a customer or a customer's customer could negatively impact our business. In addition, while we implement sophisticated security measures, third parties may attempt to breach our security or inappropriately use our products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and we may be subject to lawsuits and other liability. Any internal or external security breaches could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products.

Certain of our contracts contain provisions that are unfavorable to us

        Certain of our contracts contain provisions that expose us to risks of loss that, in some cases, are not limited to amounts received under those contracts. If we fail to perform to the standards required by these contracts, we could be subject to liability and our business, financial condition and results of operations could be materially and adversely affected.

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

        As of June 30, 2003, we had ten registered trademarks, four patents and 19 patent applications pending. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

        We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our "eQuality" trademark and its variations that predate our use, and the April 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

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

Claims by other companies that our software infringes their intellectual property could require us to incur substantial expenses or prevent us from selling our software or services

        If any of our software violates the intellectual property rights of others, we may be required to reengineer or redevelop our software, seek to obtain licenses from third parties to continue offering our software without substantial reengineering, or conduct studies of such intellectual property rights so as to evaluate whether such intellectual property rights are valid or enforceable. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. Our efforts to study the intellectual property rights of third parties may not be successful and could reveal that such intellectual property rights are valid and enforceable, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of our lawsuit against Knowlagent (as described under the heading "Legal Proceedings"), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our eQuality® NOW application, or to pay damages or satisfy indemnification commitments with our customers.

        In addition, in the rapidly developing technological environment in which we operate, third parties may have filed a number of patent applications, many of which are confidential when filed. If our software is found to violate these patents when they are issued or any other intellectual property of others, we may become subject to claims for infringement. An infringement claim against us could result in the loss of our proprietary rights and, whether meritorious or not, could be time-consuming, result in costly litigation or require us to pay damages or enter into royalty or licensing agreements on terms that are unfavorable to us, if such agreements are available at all. In addition, our customers and other users of our software may become subject to claims if the software they license from us is alleged to infringe the intellectual property of others. Our customers and these other users of our software would likely attempt to hold us responsible for these claims and any resulting harm they suffer.

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

If we do not continue to expand the distribution of our products through direct and indirect sales channels, we may be unable to expand our market share or increase our revenue

        To expand our market share and revenue, attract new customers and increase sales to existing customers, we may need to expand our direct and indirect sales channels. We may need to expand our direct sales force by hiring additional sales personnel and management, and increase the number of relationships we have with companies that provide us with customer referrals or leads for new business. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in finding new sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to find an adequate number of new sales personnel meeting our specific needs. If the personnel we hire are less qualified, it may take us more time to train them before they reach an acceptable level of productivity.

        We also intend to derive revenue from our indirect sales channel through relationships with companies that resell our software. Product revenue from our indirect sales channel, which consists of select resellers and a variety of strategic marketing alliances, accounted for approximately 36% and 20% of total product revenue for the six months ended June 30, 2003 and 2002, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on resellers to continue to increase as we establish more relationships with companies to resell our software worldwide. We intend to use resellers to increase our sales internationally and to market our software to small and medium contact centers. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional resellers on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

If our internal professional services employees do not provide installation services effectively and according to schedule, our customers may not use our installation services or may stop using our software

        Customers that license our products ordinarily purchase installation, training and maintenance services, which they typically obtain from our internal professional services organization. Because our software must be installed to work with a number of computer and telephone network systems, installation of our software can be complex. These systems vary greatly from one customer site to another, and the versions and integration requirements of these third-party systems change frequently. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services to install our software. In addition, these customers may determine that they will not license our software and instead will use the products and services of one of our competitors. If this happens, we would lose licensing and services revenue from these customers, and it would likely harm our reputation in the industry in which we compete. This could materially and adversely affect our business, financial condition and results of operations.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations

        We may acquire or make investments in companies, products, services and technologies which we believe complement our software and services. Because of the increasing use of new customer interaction media such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. We have limited experience in making acquisitions and investments. As a result, our ability to identify prospects, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may have a material adverse effect on our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

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

        In May 2003, completed the acquisition of Eyretel, a company headquartered in the United Kingdom. We bought Eyretel for $55.5 million using our existing cash balance, and following the acquisition, our cash balance was $40.0 million at June 30, 2003. Our senior management is currently focused on integrating the operations, product sets and personnel of Eyretel into our business and product offerings. The acquisition of Eyretel significantly expands our operations into new geographic markets and, as a result, the integration process could divert the attention of our senior management from our existing operations and other potential business opportunities.

        Our senior management is focusing on retaining key employees and maintaining relationships with Eyretel's customers and suppliers. We cannot assure you, however, that we will be able to retain key employees or preserve Eyretel's customer and supplier relationships. For example, because the combined company will not offer hardware products going forward, customers who purchased products from Eyretel because of its complete compliance recording solution may decide to purchase products from other companies. Certain customers simply may not want to continue their relationship with the larger combined enterprise.

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

The loss of our third-party hardware distributor and its suppliers could harm our business

        We intend to discontinue selling hardware and are transferring the fulfillment of all hardware orders to one or more third-party distributors. We are therefore largely dependent on third parties for the supply of hardware components, the assembly of hardware, and the distribution of hardware to our customers. For most customer orders, we rely on a third-party hardware distributor to obtain, assemble (if required) and deliver the hardware portion of the order. Our hardware distributor and, for the declining portion of hardware orders that we continue to fulfill directly, we in turn rely on a third-party hardware supplier for certain key materials and components. If our current hardware distributor experiences financial, operational or quality assurance difficulties, or if there is any other disruption in our relationship with our current hardware distributor, we will be required to locate another hardware distributor. Similarly, if our current hardware supplier experiences financial, operational or quality assurance difficulties, or if there is any other disruption in our relationship with our current hardware supplier or our current hardware distributor's relationship with this supplier, we and/or our hardware distributor will be required to locate alternative sources of supply. If we or our distributor are unable to obtain sufficient quantities of materials and components, we will be subject to the following risks:

  •
  delays in delivery or shortages in materials or components could interrupt the development of our products and result in cancellations of orders;

  •
  we may be unable to develop alternative sources of supply, which might cause delays in product shipments and increased product prices; and

  •
  we may be required to modify our products.

        Even if we and/or our distributor are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly and with immediate effect. In addition, alternative components may not be identical to previous components and may malfunction or interact with other components in unexpected ways. The use of new suppliers and the modification of our products will require testing and may require further modifications or other remedial action, which may result in additional expense to us, diversion of management attention and other resources, inability to fulfill customer orders or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction, and other adverse effects on our reputation, business and operating results. In addition, if for any reason our proprietary hardware becomes unavailable from our current distributor, it may be difficult for us to source our proprietary hardware elsewhere. This may adversely affect our business and relationship with customers who require or expect us to provide a complete hardware-software solution which includes this proprietary hardware.

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

Government regulation of telephone and Internet monitoring could cause a decline in the use of our software, result in increased expenses for us or subject us and our customers to liability

        As the telecommunications industry continues to evolve, state, federal and foreign governments (including supranational governmental organizations such as the European Union) may increasingly regulate the monitoring of telecommunications and telephone and Internet monitoring and recording products, such as our software. We believe that increases in regulation could come in the form of a number of different kinds of regulations, including regulations regarding privacy, protection of personal information and employment. For example, the State of California recently enacted the Database Security Breach Act, which requires any business that suffers a computer security breach to immediately notify customers in California if personal information has been compromised. The adoption of any new regulations or changes made to existing regulations could cause a decline in the use of our software and could result in increased expenses for us, particularly if we are required to modify our software to accommodate these new or changing regulations. Moreover, new regulations or changes to existing regulations could subject us and our customers to liability. In addition, whether or not these regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our software. If any of these events occur, it could materially and adversely affect our business.

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

        Our future success also depends upon the continued service of our executive officers, particularly our Chairman and Chief Executive Officer, David Gould, and our President and Chief Operating Officer, Nick Discombe. We have employment agreements with Mr. Gould and Mr. Discombe and limited non-compete agreements with most of our other executive officers. However, any of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of the services of our executive officers or other key personnel could materially and adversely affect our business. In addition, if one or more of our executive officers or key employees were to join one of our competitors or otherwise compete with us, it could harm our business.

Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

        At June 30, 2003, our executive officers and directors and their affiliates together controlled approximately 29% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended June 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective. There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 29, 2003. The matters voted on at the Annual Meeting were as follows:

  (1)
  The Election Of Director
  The nomination of David B. Gould was approved as indicated below:

For	16,438,727
Withheld	4,769,727
  (2)
  Approval of the 2003 Non-Employee Director Stock Option Plan as follows:

For	15,343,727
Against	5,855,335
Abstain	8,711
  (3)
  Ratification of the appointment of KPMG LLP as independent public accountants for the year ending December 31, 2003 as follows:

For	20,795,982
Against	411,227
Abstain	564

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

4.1(1)	Witness Systems, Inc. 2003 Broad Based Option Plan.
4.2(1)	Witness Systems, Inc. 2003 Non-Employee Director Stock Option Plan.
10.1*	Employment Agreement entered into between Nicholas S. Discombe and the Company, dated as of June 29, 2003.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David B. Gould pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of William F. Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Filed herewith

  (1)
  Incorporated by references to exhibits previously filed with the Company's Form S-8 on July 22, 2003

(b)
Reports on Form 8-K

        We filed the following reports on Form 8-K filed during the second quarter of 2003:

    (1)
    On April 15, 2003, we filed a current report on Form 8-K under Item 2 to announce that we had acquired control of Eyretel plc on March 31, 2003 and to declare the offer unconditional.

    (2)
    On May 6, 2003, we filed a current report on Form 8-K pursuant to Item 12 and furnished under Item 9 to report the press release dated May 5, 2003, announcing earnings for first quarter ended March 31, 2003.

    (3)
    On June 16, 2003, we filed an amendment to a current report on Form 8-K/A under Items 2 and 7 to provide the audited financial statements of Eyretel plc and related pro forma financial information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003	WITNESS SYSTEMS, INC.
	BY:	/s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER
	BY:	/S/ WILLIAM F. EVANS WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

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