Form 10-Q
period 2003-09-30
WITNESS SYSTEMS INC
filed 2003-11-13
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, par value $.01 per share	22,106,243

WITNESS SYSTEMS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$38,786	$36,391
Investments	310	28,937
Accounts receivable, net of allowance for doubtful accounts of $3,838 at September 30, 2003 and $1,339 at December 31, 2002	25,292	13,394
Other current assets	5,327	2,780

Total current assets	69,715	81,502
Intangible assets, net	21,874	185
Property and equipment, net	6,527	5,057
Other assets, net	1,884	397

	$100,000	$87,141

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,537	$3,266
Accrued expenses	22,326	6,489
Deferred revenue	20,429	12,312

Total current liabilities	45,292	22,067
Other long-term liabilities	4,025	—
Deferred tax liability	2,383	—

Total liabilities	51,700	22,067

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,0000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,056,514 and 22,035,756 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	221	220
Additional paid-in capital	94,266	94,260
Accumulated deficit	(46,474)	(27,937)
Notes receivable for stock	(977)	(1,470)
Accumulated other comprehensive income	1,264	1

Total stockholders' equity	48,300	65,074

	$100,000	$87,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$11,000	$6,590	$31,987	$25,543
Services	16,897	8,461	42,464	24,737

Total revenue	27,897	15,051	74,451	50,280

Cost of revenue:
Product	2,410	261	7,539	577
Services	6,524	3,036	16,724	8,852

Total cost of revenue	8,934	3,297	24,263	9,429

Gross profit	18,963	11,754	50,188	40,851
Operating expenses:
Selling, general and administrative	15,402	9,634	42,385	30,574
Research and development	4,804	3,698	13,310	11,212
Acquired in-process research and development and related charges	—	—	7,840	—
Merger-related costs	1,602	—	6,179	—

Operating loss	(2,845)	(1,578)	(19,526)	(935)
Interest and other income, net	321	379	1,187	1,235

(Loss) income before provision for income taxes	(2,524)	(1,199)	(18,339)	300
Provision for income taxes	8	—	198	200

Net (loss) income	$(2,532)	$(1,199)	$(18,537)	$100

Net (loss) income per share:
Basic	$(0.11)	$(0.05)	$(0.84)	$0.00

Diluted	$(0.11)	$(0.05)	$(0.84)	$0.00

Weighted-average common shares outstanding:
Basic	22,040	22,775	21,947	22,680
Diluted	22,040	22,775	21,947	23,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(18,537)	$100
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
In-process research and development	7,840	—
Depreciation and amortization	6,662	2,897
Provision for doubtful accounts	2,679	426
Other non-cash items	266	90
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,414)	361
Other assets	255	214
Accounts payable and accrued expenses	(6,099)	(3,196)
Deferred revenue	5,018	863

Net cash (used for) provided by operating activities	(3,330)	1,755

Cash flows from investing activities:
Capital expenditures	(1,562)	(2,539)
Purchases of investments	(3,105)	(39,525)
Sales and maturities of investments	31,826	43,363
Acquisition of Eyretel plc, net of cash acquired of $38,814	(21,496)	—
Purchase of other business' assets	(2,121)	—
Allocation from restricted cash	—	5,258
Other	312	—

Net cash provided by investing activities	3,854	6,557

Cash flows from financing activities:
Proceeds from short-term borrowings	—	—
Repayment of notes receivable from stockholder	493	—
Proceeds from exercise of stock options and employee purchase plan	586	1,116
Stock repurchases	(734)	—

Net cash provided by financing activities	345	1,116

Effect of exchange rate changes on cash and cash equivalents	1,526	(130)

Net change in cash and cash equivalents	2,395	9,298
Cash and cash equivalents at beginning of period	36,391	23,209

Cash and cash equivalents at end of period	$38,786	$32,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$86	$—

Cash paid for income taxes	$15	$167

Non-cash financing activities:
Repayment of notes receivable and interest with stock	$—	$872

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITNESS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

        The unaudited interim condensed consolidated financial statements include the accounts of Witness Systems, Inc. (the "Company" or "Witness") and subsidiaries. During the first quarter of 2003, the Company acquired Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers. Their results of operations have, accordingly, been consolidated in these unaudited interim condensed consolidated financial statements commencing as of March 22, 2003. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. The functionality of the software and any hardware sold is not dependent on installation and training services. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses.

        Accounts receivable include amounts due from customers for which revenue has been recognized. The Company performs ongoing evaluations of its customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying receivables, its historical experience and any specific customer collection issues that it has identified. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. Deferred revenue consists of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

3.     Net (Loss) Income Per Share

        The following table presents the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(2,532)	$(1,199)	$(18,537)	$100

Average shares of common stock outstanding:
Basic	22,040	22,775	21,947	22,680
Effect of stock options	—	—	—	1,079

Diluted common shares outstanding	22,040	22,775	21,947	23,759

Net (loss) income per share:
Basic	$(0.11)	$(0.05)	$(0.84)	$0.00

Diluted	$(0.11)	$(0.05)	$(0.84)	$0.00

        For the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003, the Company has excluded all outstanding stock options from the calculation of diluted net loss per common share because all such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2003 was 1.3 million and 0.8 million, respectively, calculated using the treasury stock method. The total number of shares excluded from the calculation of diluted net loss per share for the three months ended September 30, 2002 was 0.5 million calculated using the treasury stock method.

4.     Comprehensive (Loss) Income

        The following table presents the components of total comprehensive (loss) income and accumulated other comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(2,532)	$(1,199)	$(18,537)	$100
Other comprehensive (loss) income:
Foreign currency translation adjustments	250	(22)	1,428	(95)
Unrealized net holding gain (loss) on investments	—	142	(165)	156

Total comprehensive (loss) income	$(2,282)	$(1,079)	$(17,274)	$161

	September 30, 2003	December 31, 2002
Cumulative foreign currency translation adjustments	$1,264	$(164)
Unrealized net holding gain on investments	—	165

Total accumulated other comprehensive loss	$1,264	$1

5.     Eyretel Acquisition

        During the first quarter of 2003, the Company acquired a controlling interest in Eyretel and completed the acquisition during the second quarter of 2003. The Company paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million, excluding shares owned by Eyretel's employee stock option trust at the time of acquisition. The acquisition was intended to extend the Company's leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. The Company commenced the consolidation of Eyretel's results on March 22, 2003, the date the Company assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

        The following summarizes the total purchase price for Eyretel as of September 30, 2003 (in thousands):

Purchase price (paid in cash)	$55,269
Estimated direct transaction costs	5,041

$60,310

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

Current assets and other tangible assets	$60,318
Liabilities assumed	(21,172)
Restructuring accruals	(7,451)
Identifiable intangible assets	22,720
Deferred tax liability	(2,383)
Acquired in-process research and development	7,840
Goodwill	438

$60,310

        The Company estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. An independent third-party appraiser calculated the value of the IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges; and costs already incurred and the expected costs to complete.

        The identifiable intangible assets were valued by an independent third-party appraiser using either an income or cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets. The identifiable intangible assets include acquired technology of $13.6 million, distribution arrangements of $5.3 million, customer list of $2.6 million and trademarks of $1.3 million. The acquired technology and trademarks are being amortized over three years and the distribution arrangements and customer list are being amortized over five years.

        Supplemental pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2002 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Total revenues	$27,897	$31,740	$88,372	$93,190
Net loss	$(1,878)	$(7,353)	$(20,059)	$(22,697)
Net loss per share	$(0.09)	$(0.32)	$(0.91)	$(1.00)

        The above pro forma results include adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income. In addition, the pro forma results for the nine months ended September 30, 2003 exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

6.     Restructuring Accruals and Merger-Related Costs

        As a result of the Eyretel acquisition in March 2003, the Company recorded acquisition-related restructuring accruals comprised of Eyretel headcount reductions, the closing of certain Eyretel facilities, the net accrual of abandoned space and a fair market value rent expense adjustment. The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Initial provision	$2,445	$5,006	$7,451
Additional restructuring accruals (reversal of overaccrual)	80	(81)	(1)
Cash payments	(1,895)	(524)	(2,419)
Foreign exchange translation	—	230	230

Total accrual at September 30, 2003	630	4,631	5,261
Less: Long-term portion	—	4,025	4,025

Current portion at September 30, 2003	$630	$606	$1,236

        In addition to the above restructuring accruals, the Company incurred merger-related restructuring costs for Witness headcount reductions and the consolidation of certain Witness facilities. The following table summarizes the merger-related restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related accruals	$873	$742	$1,615
Cash payments	(818)	(655)	(1,473)

Accrual at September 30, 2003	$55	$87	$142

        The Company reported total merger-related costs of $6.2 million in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003. In addition to the $1.6 million in merger-related restructuring costs outlined in the above chart, merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.3 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with the Company, and $0.4 million relating to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now the Company's Chief Operating Officer ("COO"). The Company's Board of Directors agreed to pay this bonus totaling £1.0 million to the COO in association with the Eyretel acquisition and subsequent integration. This bonus is generally payable in two installments due March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control. The merger-related restructuring activities should be substantially completed by the end of 2004.

7.     Purchase of Other Business' Assets

        In February 2003, the Company purchased the assets of a software and services company focused on the business intelligence marketplace for $2.4 million, including direct costs of $0.3 million. At the time of purchase, the Company paid $1.1 million and executed a $1.0 million note payable, which was paid in full in June 2003. As a result of the purchase, the Company recorded an intangible asset of $2.5 million for acquired technology.

8.     Intangible Assets

        The following tables present the components of intangible assets (in thousands):

	September 30, 2003
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$16,135	$2,904	$13,231
Distribution arrangements	5,280	560	4,720
Customer list	2,560	272	2,288
Trademarks and patents	1,461	264	1,197
Goodwill	438	—	438

	$25,874	$4,000	$21,874

	December 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$150	$100	$50
Patents	148	13	135

	$298	$113	$185

        The Company's intangible assets with definite lives are amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from three to five years. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cost of product revenue	$1,301	$13	$2,666	$50
Selling, general and administrative	507	6	1,221	6
Research and development	—	84	—	254

	$1,808	$103	$3,887	$310

        Estimated amortization expense for the following years ended December 31 are as follows: 2003—$5.7 million; 2004—$7.1 million; 2005—$7.1 million; 2006—$3.3 million; and 2007 and thereafter—$2.0 million. In accordance with SFAS No. 142, Goodwill and Other Intangibles, goodwill is not being amortized but is subject to annual impairment tests. To date no impairments have been identified.

9.     Line of Credit

        The Company maintains various borrowing and credit arrangements, primarily consisting of a line of credit of $15.0 million maturing in January 2004. At the Company's election, borrowings under the line of credit bear interest at the bank's prime rate or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all assets of the Company and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others.

        The amount available for borrowing under the line of credit at September 30, 2003 was $11.7 million, which was net of outstanding letters of credit of $3.3 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.

10.   Stock Incentive Plans

        The Company has three stock incentive plans: (i) the 1999 Stock Incentive Plan (the "1999 Plan"); (ii) the 2003 Broad Based Option Plan (the "2003 Plan"); and (iii) the 2003 Non-employee Director Stock Option Global Plan (the "Director Plan").

        Under the 1999 Plan, the Company may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with the Company, as defined. In 2001, the Company's stockholders modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. During the nine months ended September 30, 2003, 2,543,756 stock options were granted under the 1999 Plan. As of September 30, 2003, there were 10,962,179 shares authorized for issuance, of which 540,336 shares remain available for future grant.

        In connection with the Eyretel acquisition, the Company established the 2003 Plan in order to replace the stock incentive plan maintained by Eyretel. The 2003 Plan became effective in June 2003, and the Company may grant shares of common stock in the form of stock options. During the nine months ended September 30, 2003, 1,451,044 stock options were granted under the 2003 Plan. At September 30, 2003, there were 1,600,000 shares authorized for issuance, of which 148,956 shares remain available for future grant under the 2003 Plan. Initial grants were made to former Eyretel employees and the Company does not anticipate increasing the number of shares available for issuance.

        Under the Director Plan, which became effective in May 2003, continuing non-employee members of the Board of Directors are granted non-qualified options to purchase shares of common stock, pursuant to a formula award. During the nine months ended September 30, 2003, 24,000 stock options were granted under the Director Plan. At September 30, 2003, there were 500,000 shares authorized for issuance, of which 476,000 shares remain available for future grant under the Director Plan.

        Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under these plans in 2003 were non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date. Option vesting terms typically range from two to four years and expire no more than ten years from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control of the Company. To the extent that this occurs, the Company may have a future charge.

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

Compensation, the Company's net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Reported net (loss) income	$(2,532)	$(1,199)	$(18,537)	$100
Add: Stock-based employee compensation	23	28	69	88
Add: Stock-based employee compensation:
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,862)	(2,693)	(5,689)	(9,057)

Pro forma net loss	$(4,371)	$(3,864)	$(24,157)	$(8,869)

Basic and diluted net (loss) income per share:
Reported net loss per share	$(0.11)	$(0.05)	$(0.84)	$0.00

Pro forma net loss per share	$(0.20)	$(0.17)	$(1.10)	$(0.39)

12.   Notes Receivable for Stock

        In 1999, the Company received notes totaling $1.8 million from the Company's Chief Executive Officer ("CEO") in exchange for 991,993 shares of the Company's common stock. In February 2002, the notes receivable were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note is payable in three equal payments of principal and interest due annually through February 2005. During the first quarter of 2003, the CEO made the first principal payment of approximately $0.5 million and the related interest. At September 30, 2003, the 2002 Note was fully secured in accordance with its terms.

13.   Geographic Information

        The Company considers itself to be in a single industry segment, specifically the license, installation, training and maintenance of its software applications to the customer interaction recording and analysis market. The Company markets its products through its direct sales force and indirect distribution channels. Certain enterprise-wide information is presented in the tables below.

        Revenue by geographic region based on customer location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
United States	$14,902	$11,233	$41,574	$39,085
United Kingdom	6,418	599	15,107	1,907
Rest of World	6,577	3,219	17,771	9,288

	$27,897	$15,051	$74,451	$50,280

        Rest of world revenue was derived primarily from customers located in Australia, Brazil, Canada, China, Continental Europe, India, Japan and Mexico. For the three and nine months ended September 30, 2003 and 2002, no individual customer accounted for more than 10% of consolidated revenue.

        Long-lived assets, including intangible assets, by geographic region are as follows (in thousands):

	September 30, 2003	December 30, 2002
United States	$6,294	$4,934
United Kingdom	20,941	85
Rest of World	728	223

	$27,963	$5,242

14.   Recent Accounting Pronouncements

        The Emerging Issues Task Force (EITF) recently reached a consensus on two issues relating to the accounting for multiple element arrangements: Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and Issue No. 03-05, Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software. The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. The Company adopted the consensus prospectively as of July 1, 2003. EITF Nos. 00-21 and 03-05 did not have a material impact on the Company's financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The Statement requires that those instruments be classified as liabilities in statements of financial position. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial statements.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

        Effective January 1, 2003, the Company adopted FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The Company typically grants its customers a warranty, which guarantees that its products will substantially conform to its current specifications for 90 days from the delivery date. The Company may also indemnify its customers from third-party claims of intellectual property infringement relating to the use of its products. Costs related to these guarantees have not been significant. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as"anticipates","expects","intends","plans","believes","seeks","estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

        We provide the contact center market an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven and/or full-time customer interaction recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet. Our software suite allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives throughout the organization. Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        Since our inception in 1988, we have incurred substantial costs to develop our technology and products; market, sell and service these products; recruit and train personnel; and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of September 30, 2003, we had an accumulated deficit of approximately $46.5 million. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base and the overall growth in the customer relationship management market. However, corporate spending for information technology and customer relationship management applications has sharply decreased over the past two years and information technology budgets have been constrained. These declines have had and may continue to have an adverse effect on our financial condition and results of operations. In addition, the length of our collections cycle has been adversely affected by the increase in our international revenue as well as by the weakened economy, resulting in our customers deferring payments to us or requiring payment terms longer than those normally provided by us. As a result of these economic conditions, our ability to forecast future product and services revenue has become more difficult.

Eyretel Acquisition

        During the first quarter of 2003, we acquired a controlling interest in Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers, and completed the acquisition during the second quarter of 2003. We paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million, which excludes shares owned by Eyretel's employee stock option trust at the time of acquisition. The acquisition was intended to extend our leadership in the global contact center performance optimization market, offering customers a comprehensive range of software and services. We commenced the consolidation of Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

        The acquisition extends our performance optimization suite to include advanced compliance and high volume 100% recording applications and related services, and strengthens our international presence. The following are updates to our business offerings as a result of the Eyretel acquisition:

        eQuality ContactStore.    eQuality ContactStore records 100% of voice conversations between customer service representatives ("CSRs") and their customers, along with the corresponding computer desktop activity, such as the CSR keystrokes and data input. This application is designed for organizations with high-volume recording requirements, including compliance recording and/or sales verification, in either traditional or Internet protocol (IP) telephony environments.

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

Sources of Revenue and Revenue Recognition Policy

        We primarily derive our revenue from licensing our software products and providing related services. We use a direct sales organization and an indirect sales channel that consists of select resellers and a variety of strategic marketing relationships to reach our target customer base. For the nine months ended September 30, 2003 and 2002, approximately 32% and 23%, respectively, of our license revenue was derived from our indirect sales channel. We expect the proportion of product revenue derived from our indirect sales channel to increase in the near future as international revenue increases and as we execute new original equipment manufacturer ("OEM") agreements. OEM agreements are enabling us to embed our products into the OEM's equipment, which can then be offered to the OEM's indirect sales channel, further broadening our target customer base.

        During the nine months ended September 30, 2003 and 2002, 44% and 22%, respectively, of our revenue was derived from customers outside the United States. We expect the proportion of future international revenue will continue to increase due to the Eyretel acquisition and that the revenue may be denominated in the currency of the applicable market.

        Product revenue, which includes hardware and software revenue, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. We recognize product revenue using the residual method whereby revenue is recognized in a multiple element arrangement when vendor specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not for one of the delivered elements in the arrangement. We defer revenue for the fair value of its undelivered elements, normally services including maintenance, and recognize product revenue for the remainder of the total arrangement fee. Our license agreements generally provide that customers pay a software license fee for one or more software products for a specified number of users. The amount of the license fee varies based on which product is licensed, the number of software products licensed, the number of installation sites, the geographic region of the site and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously licensed software products or to license additional software products. Each software product contains common components, allowing for easy integration of additional software products as they are licensed from us. Customers that license our software products usually receive the software on compact disc.

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services. Services are traditionally offered and billed as separate elements of contracts on either a fixed service fee plus travel expenses or on a time-and-materials basis. The functionality of the software is not dependent on these services. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed annually in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses.

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

        Selling, general and administrative expenses consist primarily of personnel costs for sales, marketing, finance, information technology, human resources, legal and facilities, as well as sales commissions, promotional expenses, public relations, tradeshows, travel expenses, provisions for allowance for doubtful accounts, amortization of certain intangible assets and allocated overhead. Research and development expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility would be capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and, therefore, have been charged to expense.

        We had 517 full-time employees at September 30, 2003, up from 320 at September 30, 2002. The increase was due to the acquisition of Eyretel. During the second quarter of 2003, we significantly reduced the number of full-time employees in order to realign the resources of the combined organization.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and intangible assets, restructuring, merger-related and contingency costs, allowance for deferred tax assets and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Allowance for Doubtful Accounts.    We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling, general and administrative expense in the period such determination is made.

        Impairment of Long-lived Assets and Intangible Assets.    Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of the intangible assets are being amortized on a straight-line basis. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Goodwill, which is not subject to amortization, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The determination of estimated future cash flows requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in any given period. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

        Restructuring, merger-related and contingency costs.    During 2003, we recorded acquisition accruals and merger-related restructuring accruals in connection with the acquisition of Eyretel. See further discussion of the nature of these accruals in the Notes to the accompanying condensed consolidated financial statements. Acquisition restructuring accrual estimates are recorded when an approved restructuring plan is in place. At that time, and thereafter until the plan activities are complete, the actual costs associated with the plan may differ from our estimates. We use our judgment and information available to us at the date of the financial statements to reevaluate our initial estimates of the plan costs. Merger-related restructuring accruals are recognized once the expense has been incurred. The merger-related restructuring activities and costs should be substantially completed by the end of 2004.

        In connection with the acquisition of Eyretel, we recorded liabilities, or reserves for certain Eyretel contingencies that existed at the date of acquisition. At that time, we believed that the resolution of the contingencies would result in future cash expenditures that we estimated based on the information available at the date of acquisition. As those contingencies are resolved, we reduce the related liabilities for any related cash disbursements or if we determine that the contingency is no longer likely to result in a loss.

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

        Stock-Based Compensation.    With the exception of the deferred stock compensation that we recorded at our initial public offering ("IPO"), we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted only the disclosure requirements of SFAS No. 123. SFAS 123 included the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment.

Results of Operations

        The following table sets forth the results of operations for the three and nine months ended September 30, 2003 and 2002 expressed as a percentage of total revenue.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Product	39%	44%	43%	51%
Services	61	56	57	49

Total revenue	100	100	100	100

Cost of revenue:
Product	9	2	10	1
Services	23	20	22	18

Total cost of revenue	32	22	32	19

Gross profit	68	78	68	81
Operating expenses:
Selling, general and administrative	55	64	57	61
Research and development	17	25	18	22
Acquired in-process research and development and related charges	—	—	11	—
Merger-related costs	6	—	8	—

Operating loss	(10)	(11)	(26)	(2)
Interest and other income, net	1	3	1	2

(Loss) income before provision for income taxes	(9)	(8)	(25)	—
Provision for income taxes	—	—	—	—

Net (loss) income	(9%)	(8%)	(25%)	—%

Revenue

        Total revenue increased 85% to $27.9 million in the third quarter of 2003 from $15.1 million in the third quarter of 2002. For the nine months ended September 30, 2003, total revenue increased 48% to $74.5 million from $50.3 million in the same year ago period. These increases were largely attributable to an increase in international revenues due to the Eyretel acquisition, an increase in the number of customer site installations, and increased maintenance revenue from our expanded customer base.

        Product revenue increased 67% to $11.0 million in the third quarter of 2003 from $6.6 million in the third quarter of 2002, representing 39% and 44% of total revenue, respectively. For the nine months ended September 30, 2003, product revenue increased 25% to $32.0 million from $25.5 million in the same year ago period, representing 43% and 51% of total revenue, respectively. The increases largely reflect increased international revenue resulting from our acquisition of Eyretel, which we began consolidating effective March 22, 2003. Product revenue included $1.0 million and $4.3 million of hardware sales for the three and nine months ended September 30, 2003, respectively. There were no hardware sales in 2002. We intend to continue to transition our customers to third-party hardware suppliers and thus expect hardware revenue to decline over time.

        Services revenue, consisting of installation, training, consulting and maintenance services revenue, as well as reimbursable travel expense revenue, increased 100% to $16.9 million in the third quarter of 2003 from $8.5 million in the third quarter of 2002, representing 61% and 56% of total revenue, respectively. For the nine months ended September 30, 2003, services revenue increased 72% to $42.5 million from $24.7 million in the same year ago period, representing 57% and 49% of total revenue, respectively. Services revenue increased in 2003 due to growth in all types of services revenue primarily due to the Eyretel acquisition. Maintenance revenue increased due to additional customer sites and higher renewal rates charged for annual maintenance contracts from existing customer sites. Maintenance revenue in 2003 reflects the write-down of Eyretel's opening deferred maintenance revenue to fair value as required by purchase accounting. The fair value of the maintenance contracts is less than the contract value of the underlying maintenance contract. Our customers have paid, and upon renewing their maintenance contracts will continue to pay, an amount that is higher than the fair value as determined under purchase accounting. This will result in an increase in maintenance revenue as these contracts renew. Installation, training and consulting revenue increased due to a related increase in the number of customer sites installed during 2003 compared to 2002 and growth in consulting services offerings. We expect services revenue to continue to increase throughout the remainder of 2003.

Cost of Revenue

        Total cost of revenue increased 171% to $8.9 million in the third quarter of 2003 from $3.3 million in the third quarter of 2002. For the nine months ended September 30, 2003, total cost of revenue increased 157% to $24.3 million from $9.4 million in the same year ago period. The increase in cost of revenue is mainly due to an increase in cost of product, which includes the cost of software and hardware. The cost of hardware is significantly higher than the cost of software. Prior to the Eyretel acquisition, we did not sell hardware, resulting in a significantly higher product margin.

        Cost of services revenue increased 115% to $6.5 million in the third quarter of 2003 from $3.0 million in the third quarter of 2002. For the nine months ended September 30, 2003, cost of services revenue increased 89% to $16.7 million from $8.9 million in the same year ago period. These increases were the result of an increase in the number of employees engaged in installation, training, consulting and customer maintenance services due to the Eyretel acquisition. Cost of services revenue as a percentage of services revenue increased to 39% in the three and nine months ended September 30, 2003 from 36% in the same year ago periods. These percentage increases were primarily due to the impact of the fair value recorded to Eyretel's deferred services revenue balances recorded at the purchase date. We expect that the cost of services revenue, as a percentage of services revenue, will decrease over the next two quarters as the impact of Eyretel's fair market adjustment decreases and as renewal maintenance revenue is reflected in income at their actual invoice amount, rather than the lower amount recorded due to purchase accounting requirements. In addition, we anticipate that services margin will improve as we implement an improved services methodology throughout our entire organization during the fourth quarter of 2003. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that services revenue, in absolute dollars, will increase as we grow our customer base.

        Gross profit margins decreased to 68% in the three and nine months ended September 30, 2003 from 78% and 81% in the same periods of 2002, respectively. The declines in gross profit margins were mainly attributable to hardware sales in 2003, which have a relatively low margin, and to amortization of intangible assets. We expect our product gross profit margin to improve as hardware sales decline. We also expect services margin to increase as we roll out an improved services methodology around the globe and as the impact of the fair value adjustment to Eyretel's deferred services balance, recorded at the purchase date, decreases over the next two quarters.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative expense increased 60% to $15.4 million in the third quarter of 2003 from $9.6 million in the third quarter of 2002, representing 55% and 64% of total revenue, respectively. For the nine months ended September 30, 2003, selling, general and administrative expense increased 39% to $42.4 million from $30.6 million in the same year ago period, representing 57% and 61% of total revenue, respectively. The increases in absolute dollars were primarily due to the increased size of our company after the Eyretel acquisition and due to amortization of intangible assets. Bad debt expense also increased by $0.5 million and $2.3 million for the three and nine months ended September 30, 2003, respectively, as compared to the same year ago periods primarily due to increased international receivables. As the percentage of our international revenue increases, we would expect our bad debt expense to also increase. We expect selling, general and administrative expense to continue at this higher dollar level, but slightly decrease as a percentage of total revenue throughout the remainder of 2003.

        Research and Development.    Research and development expense increased 30% to $4.8 million in the third quarter of 2003 from $3.7 million in the third quarter of 2002, representing 17% and 25% of total revenue, respectively. For the nine months ended September 30, 2003, research and development expense increased 19% to $13.3 million from $11.2 million in the same year ago period, representing 18% and 22% of total revenue, respectively. These increases were due primarily to an increased number of employees and consultants engaged in research and development activities. We expect research and development expense to continue at this higher dollar level, but remain fairly constant as a percentage of total revenue throughout the remainder of 2003.

        In-Process Research and Development.    We estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. An independent third-party appraiser calculated the value of IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

        Merger-related Costs.    We incurred merger-related costs of $6.2 million for the nine months ended September 30, 2003. These merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.3 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with the Company, $0.7 million of facilities costs to consolidate Witness' facilities, $0.9 million of expenses related to employee severance and benefits, and $0.4 million relating to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay this bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. This bonus is generally payable in two installments due March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 15% to $321,000 in the third quarter of 2003 from $379,000 in the third quarter of 2002. These decreases were primarily due to lower yields earned on our investments and the reduction in cash as a result of the Eyretel acquisition offset partially by net foreign currency exchange gains in 2003. For the nine months ended September 30, 2003 and 2002, interest and other income, net was $1.2 million as lower interest income in the 2003 period was offset by net foreign currency exchange gains. We expect that interest income in 2003 will be materially less than in 2002 due to lower rates and invested balances.

Provision for Income Taxes

        We recorded a provision for foreign income taxes in the third quarter of 2003. We did not record a provision for state and federal alternative minimum tax in the third quarter of 2003. For each of the nine months ended September 30, 2003 and 2002, we recorded a provision of $0.2 million for foreign income tax and federal alternative minimum tax. We have recorded a full valuation allowance against deferred tax assets, including those generated as a result of net operating loss carryforwards for U.S. and foreign tax purposes at September 30, 2003, as the future realization of the tax benefits is not currently considered more likely than not.

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, cash used for operating activities was $3.3 million, compared to $1.8 million of cash provided by operating activities during the same year ago period. The cash flow from operations in 2003 was adversely affected by merger-related costs.

        Net cash provided by investing activities during the nine months ended September 30, 2003 was $3.9 million compared to $6.6 million during the same year ago period. Investing activities for 2003 included the acquisition of Eyretel and the assets purchased from a software and services company focused on the business intelligence marketplace, net of cash equivalents acquired, for $23.6 million. In addition, in 2003 cash was provided by the sale of investments securities of $31.8 million to initially fund the Eyretel acquisition.

        Net cash provided by financing activities during the nine months ended September 30, 2003 was $0.3 million as compared to $1.1 million during the same year ago period. This decrease was due to $0.7 million in stock repurchases and a decrease in proceeds received from the exercise of stock options and the employee purchase plan, which was offset by the repayment of notes receivable in 2003.

        At September 30, 2003, we had $39.1 million in total cash and cash equivalents and short-term investments and $24.4 million in working capital. In addition, we had $11.7 million available under a line of credit, which was net of outstanding letters of credit of $3.3 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At the Company's election, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. In May 2003, we amended the amount of our tangible net worth requirement due to the effect of the Eyretel acquisition.

        We expect to have total capital expenditures of approximately $2.0 million in 2003. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management information systems.

        We anticipate that operating expenses and planned capital expenditures will continue to be a material use of our cash resources. We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Our accounts receivable days sales outstanding ("DSO") increased from 79 days at September 30, 2002 to 80 days at September 30, 2003. We expect our DSO to be in the mid-80s range in the future as we derive a greater proportion of our revenue from international operations, where payment is typically slower than in the United States, and due to an increase in the number of customers with extended payment terms or deferred payments, which we believe can be attributed to a weakened economy.

        Our interest income is sensitive to changes in interest rates. Our investments are made with capital preservation and liquidity as our primary objectives. We generally hold only high-grade investments such as commercial paper, corporate bonds and U.S. government agency securities to maturity. In order to acquire the shares of Eyretel, we converted our investment portfolio to cash in February 2003, realizing a gain of $0.2 million.

        The majority of our operations have historically been in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, with the acquisition of Eyretel and along with our existing foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom and conduct transactions in either the local currency of the location or U.S. dollars. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Net foreign exchange gains and (losses) were $160,000 and ($1,000) in the third quarter of 2003 and 2002, respectively. Net foreign exchange gains were $407,000 and $8,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

If the market in which we sell our products and services deteriorates further as a result of adverse economic conditions, it will have a material adverse effect on our business and results of operations

        The market for customer relationship management software, including software that records and analyzes customer interactions, is still emerging. Our success depends on the use and acceptance of our software and services by existing and prospective customers. However, many of our current and prospective customers have postponed their capital expenditures and experienced financial difficulties due to recent economic conditions and uncertainties. These conditions have had an adverse effect on our business and results of operations in recent quarters, and we anticipate that the relatively slow and uneven economic recovery and the related uncertainty may adversely affect our business and results of operations in the future.

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

We may continue to experience quarterly losses from operations in the future

        With the exception of the first and second quarters of 2002, in which we achieved a quarterly operating profit, we have experienced quarterly losses from operations. We incurred losses in 2003, the third and fourth quarters of 2002 and substantial losses before 2002. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $46.5 million as of September 30, 2003. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to achieve profitability in any future period. If we do not achieve profitability from operations, or if we do not remain profitable, we may need to obtain additional financing. In such event, the financing from sources upon which we have historically relied may not be available to us on acceptable terms, if at all. Once profitability is achieved, if we fail to remain profitable, it will materially and adversely affect the market price of our stock.

Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline

        Our quarterly revenue, expenses and operating results are difficult to predict and could vary significantly from period to period. In particular, we typically derive a significant portion of our software product revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than investors or securities analysts expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation, maintenance and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

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

If we fail to manage and expand our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability

        Our revenue derived from customers outside the United States, principally in the United Kingdom, Continental Europe, Hong Kong/Greater China, Canada, Singapore, Japan, Australia, Brazil, India and Mexico was $13.0 million and $32.9 million for the three and nine month periods ended September 30, 2003, respectively; and $3.8 million and $11.2 million for the three and nine month periods ended September 30, 2002, respectively. In May 2003, we completed the purchase of Eyretel. Through this acquisition, we significantly expanded our operations outside of North America. We intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. Our operations outside of the United States at September 30, 2003 consisted of 208 dedicated employees located in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. We have also established relationships with a number of international resellers.

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

  •
  longer payment cycles and difficulties in collecting accounts receivable; and

  •
  multiple, conflicting and changing laws and regulations governing intellectual property, call monitoring and the recording of employees and customers.

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

We rely heavily on sales of our eQuality Balance, eQuality Evaluation and eQualityContactStore products

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance, eQuality Evaluation and eQuality ContactStore products and new and enhanced versions of them. Historically, nearly all of our product revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and nearly all of Eyretel's product revenue was derived from the sale of eQuality ContactStore. We expect revenue from these products to continue to account for most of our revenue for the foreseeable future. As a result, factors that adversely affect the pricing of or demand for these products, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

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

If we are unable to maintain the security of our systems, our business, financial condition and operating results could be harmed

        The occurrence or perception of security breaches in the operation of our business or by third parties using our products could harm our business, financial condition and operating results. Our customers use our products to compile and analyze highly sensitive or confidential information. We may come into contact with such information or data when we perform support or maintenance functions for our customers. While we have internal policies and procedures for employees in connection with performing these functions, the perception that any of our employees has improperly handled sensitive information of a customer or a customer's customer could negatively impact our business. If, in handling this information, we fail to comply with our privacy policies or privacy and security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. If personal information is received or used from sources outside the U.S., we could be subject to civil, administrative or criminal liability under the laws of other countries. In addition, while we implement sophisticated security measures, third parties may attempt to breach our security or inappropriately use our products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and we may be subject to lawsuits and other liability. Any internal or external security breaches could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products.

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

        As of September 30, 2003, we had ten registered trademarks, four patents and 19 patent applications pending. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

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

        We also intend to derive revenue from our indirect sales channel through relationships with companies that resell our software. Product revenue from our indirect sales channel, which consists of select resellers and a variety of strategic marketing alliances, accounted for approximately 32% and 23% of total product revenue for the nine months ended September 30, 2003 and 2002, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on resellers to continue to increase as we establish more relationships with companies to resell our software worldwide. We intend to use resellers to increase our sales internationally and to market our software to small and medium contact centers. We cannot assure you that we will be able to maintain productive relationships or that we will be able to establish similar relationships with additional resellers on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to increase our revenue and our business will suffer.

        If our professional services employees do not provide installation services effectively and according to schedule, our customers may not use our installation services or may stop using our software

        Our customers ordinarily purchase installation, training and maintenance services, which they typically obtain from our professional services organization. Because our software must be installed to work with a number of computer and telephone network systems, installation of our software can be complex. These systems vary greatly from one customer site to another, and the versions and integration requirements of these third-party systems change frequently. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services to install our software. In addition, these customers may determine that they will not license our software and instead will use the products and services of one of our competitors. If this happens, we would lose licensing and services revenue from these customers, and it would likely harm our reputation in the industry in which we compete. This could materially and adversely affect our business, financial condition and results of operations.

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

        In May 2003, completed the acquisition of Eyretel. We bought Eyretel for $55.3 million using our existing cash balance, and following the acquisition, our cash balance was $39.1 million at September 30, 2003. Our senior management is currently focused on integrating the operations, product sets and personnel of Eyretel into our business and product offerings. The acquisition of Eyretel significantly expands our operations into new geographic markets and, as a result, the integration process could divert the attention of our senior management from our existing operations and other potential business opportunities.

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

        Even if we and/or our distributor are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly and with immediate effect. In addition, alternative components may not be identical to previous components and may malfunction or interact with other components in unexpected ways. The use of new suppliers and the modification of our products will require testing and may require further modifications or other remedial action, which may result in additional expense to us, diversion of management attention and other resources, inability to fulfill customer orders or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction, and other adverse effects on our reputation, business and operating results. In addition, if for any reason our proprietary hardware becomes unavailable from our current distributor, it may be difficult for us to source our proprietary hardware elsewhere. This may adversely affect our business and relationship with customers who require or expect us to provide a complete hardware-software solution that includes this proprietary hardware.

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

Our management and affiliates control a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval

        At September 30, 2003, our executive officers and directors and their affiliates together controlled approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert significant influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective. There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

*
Filed herewith

(b)
Reports on Form 8-K

        We filed the following report on Form 8-K filed during the third quarter of 2003:

  (1)
  On July 25 2003, we filed a current report on Form 8-K pursuant to Item 12 and furnished under Item 9 to report the press release dated July 24, 2003, announcing earnings for second quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003	Witness Systems, Inc.
	By:	/s/ DAVID B. GOULD David B. Gould Chairman of the Board, President and Chief Executive Officer
	By:	/s/ WILLIAM F. EVANS William F. Evans Executive Vice President and Chief Financial officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES