Form 10-K
period 2003-12-31
WITNESS SYSTEMS INC
filed 2004-03-15
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $85.2 million. The number of shares of the registrant's common stock outstanding on February 27, 2004 was 22,524,628.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its annual meeting of stockholders, currently scheduled for May 26, 2004, are incorporated by reference in Part III of this report.

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

        The Business section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 30.

Overview

        We provide an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven multimedia recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet, and are used primarily in the organization's contact center(s). Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as with executives throughout the organization. The result is a proactive management tool for optimizing their customer relationship management ("CRM"), improving communication among departments, and fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service and intelligence.

        Our eQuality® software suite is designed to enable customer contact centers within a company to capture, evaluate and analyze complete customer interactions through multiple media, identify performance gaps and then apply targeted electronic learning for continuous performance improvement. The eQuality software records a customer sales/service representative's ("CSR"s) voice interactions with a customer as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. Supporting the need for Web-based customer interactions driven by the growth of the Internet and e-commerce, the eQuality software suite also enables companies to capture, evaluate and analyze e-mail, Web interactions and guided browser sessions. In addition, the eQuality software suite allows companies to selectively capture, evaluate and analyze customer interactions on any of these mediums based on business criteria that they define, such as key customers, important marketing campaigns and new product introductions. Our suite of integrated software applications and services allows organizations to build a performance optimization process by capturing customer interactions across all channels, evaluate and analyze the contacts and employee performance and then, based on the results, deliver relevant learning to an organization's workforce to enhance performance.

        We provide our solutions to an extensive base of large companies with multiple contact centers including Accor, American Airlines, AT&T, British Telecom, Cable & Wireless, Centrica, Compaq Computer, Continental Airlines, Federal Express, The Hartford Financial Services Group, Hertz, HSBC, Lloyds TSB, Pitney Bowes, Royal & SunAlliance, Starwood Hotels & Resorts Worldwide, Target, Telstra, Verizon, Visa, Volkswagen, Wells Fargo Bank and Xerox. In addition, our indirect sales channel is strategically focused on mid-sized companies with generally only one contact center. As of December 31, 2003, we had licensed our software to approximately 1,198 customers at approximately 2,341 sites.

Eyretel Acquisition

        During the first quarter of 2003, we acquired a controlling interest in Eyretel plc ("Eyretel"), a United Kingdom-based provider of compliance and recording solutions for customer contact centers, and completed the acquisition during the second quarter of 2003. We paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million. We acquired Eyretel with the intent to extend our presence in international markets and to expand our product line by adding a full-time compliance recording software solution. We commenced the consolidation of Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

Industry Background

        Developing and maintaining long-term customer relationships is critical to the success of a business operating in the competitive global marketplace. The rapid growth of the Internet and e-commerce has increased the importance companies place on their customer relationships. Because the Internet enables consumers to easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at relatively low cost, it is becoming more difficult for businesses to develop long-term relationships with their customers. As the use of the Internet expands as a business platform, the need for personal contact is essential to enabling a higher quality customer experience. The integration and optimization of customer contacts across all channels of communication is becoming both a strategic and tactical business requirement. In response to these trends, companies have adopted CRM initiatives to increase the longevity and profitability of their customer relationships, and have developed software applications to automate and evaluate key sales, marketing and customer service processes and improve the effectiveness of their customer interactions. According to AMR Research, the CRM market will grow by 10% in 2004, as companies focus on several initiatives including customer analytics.

        The focus of CRM applications is to improve companies' internal sales, marketing and customer service processes and, as a result of increasing competitive pressures resulting from the emergence of the Internet and e-commerce, to improve their ability to identify and address their customers' needs. Companies have been deploying new solutions that recognize improving customer satisfaction and enhancing employee skills is an integral part of their goals to foster customer relationships and increase customer intimacy. We believe that companies, with a better understanding of the characteristics and preferences of their customers, will be able to customize their product and service offerings more effectively, which can result in increased customer retention. In addition, these companies will be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand.

        To understand and improve customer relationships, a company must first improve its specific business processes that involve direct customer interaction. Frequently, a company's direct customer interactions occur through call centers. These call centers traditionally are staffed by CSRs, who process a steady flow of outbound or inbound telephone calls relating to the company's products and services. The technical infrastructure of a call center typically consists of supervisor and agent workstations linked to a central telephone switch and a common computer system. Companies have increased their focus on developing and improving the efficiency of their call center operations.

        As the industry has evolved, the traditional call center has transformed from a single-function, telephone-based call center into multi-functional, multi-channel customer interaction center, or contact center. Multi-channel customer contact centers no longer focus only on conducting outbound calls for functions such as collections and product sales, or on managing inbound calls, for purposes such as product support, order processing or customer service. CSRs today handle multiple tasks effectively that involve interaction across a growing number of customer touch points, including telephone, e-mail and the Web. According to Gartner, Inc., the average cost of a web-based self-service inquiry is a fraction of the cost of a call handled by a call center employee, illustrating why companies consider the deployment of web-based self-service options a priority in their future customer care plans.

        As more organizations focus on moving customer service from an isolated part of the business, the view of customer service is changing from a detached business function to an integrated set of business processes. Many organizations today have business plans that include creating a positive, consistent customer experience across channels and functions. Providing quality customer experiences remains an important goal for most organizations today. This focus is extending to many areas of the business as they embrace the technology to help identify the root cause of customer frustration.

        The current business environment is focused on performance management, particularly optimum customer service levels. Companies want to improve productivity and data quality, as well as the audit capabilities needed to ensure adherence to processes, such as regulatory compliance and fraud reduction. By focusing on performance optimization, companies can help identify barriers and breakdowns, such as where and why errors occur, so they can make adjustments, often before errors affect customers. Our software enables these companies to help improve the quality and productivity of back office functions, such as customer administration and billing, while concentrating on providing high quality customer service. Using business rules, companies can automatically capture transactions placed into unique contact folders for specific business functions, and be notified when the specific business condition exists. Organizations can evaluate operational effectiveness, spot trends and implement tactics to improve performance. Desktop recording captures the screen navigation and exact keystrokes on employee desktops, so users can replay and evaluate transactions just as they occurred. Advanced recording capabilities enable users to define and maintain individual screen-based triggers, so they can capture specific business functions based on the values of individual fields within an application. Recording and reviewing transactions can provide valuable insight into the effectiveness of particular areas of the organization and its impact on the customer experience. By capturing sample transactions, companies can assess the ease with which staff completes processes and the effectiveness of systems.

        In some situations, organizations might need to record 100% of all transactions, for fraud detection or regulatory compliance, for example, but often the key is to capture representative samples that are critical to the organization. Our software's business-driven recording capability allows companies' business objectives to drive the types of transactions that they capture. For example, users may choose to randomly capture five percent of certain business functions for coaching and training purposes, record all orders processed beyond a certain transaction amount and capture 100% of high-risk situations for audit purposes.

        The convergence of voice and data communications technologies is changing the landscape of today's telecommunications infrastructure. Voice over Internet protocol ("VoIP") is enabling smaller organizations to access application functionality previously afforded only by large organizations and is giving larger customers greater flexibility in their infrastructure, resulting in improved operational efficiency and significant cost savings. Internet Protocol ("IP") telephony is enabling the development of enterprise-wide contact management systems, which integrate the vast amounts of information from customers, suppliers or other third parties at every touch point or department, primarily but not exclusively for the contact center. Interactions with customers and suppliers can include enormous amounts of valuable information that, if made available to the right people within an organization, may dramatically improve the service offered to customers. The information contained in telephone calls had previously been difficult to capture and disseminate.

The eQuality Solution

        We provide business-driven multi-media recording, performance analysis and e-learning applications that are designed to enhance the quality of customer interactions across multiple communications media. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, reduce employee turnover, enhance customer retention and improve overall customer satisfaction. We believe our eQuality suite of software and services provide the following key business benefits:

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

  •
  Improves profitability.    The eQuality solution improves the overall quality of companies' interactions with their customers, which reduces the costs associated with customer turnover. By providing CSRs with better training, companies can improve the efficiency of CSRs by reducing their average "talk time," which results in decreased telephony charges and reduced total number of CSRs needed to handle the same volume of customer interactions. As a result, we believe companies are able to improve profitability by deploying the eQuality solution to reduce customer turnover and CSR costs.

  •
  Reduces employee turnover.    The eQuality solution enables the evaluation and analysis of an individual CSR's performance, which companies can use to customize incentives for rewarding CSRs. We believe these customized incentives, together with effective feedback and training, leads to increased CSR job satisfaction, retention of high quality CSRs and reduced costs related to CSR turnover. According to Forrester Research, the contact center average turnover rate ranges from 30% to 60% annually, and the costs to recruit, interview and train new CSRs are often as high as $10,000 per agent, depending on the level of skills required.

  •
  Enhances customer retention.    The eQuality solution helps companies to develop more intimate knowledge of their customers, which should improve the overall quality of the information used to market products and services to customers. We believe that the growth in the Internet and e-commerce will increase the importance customers place on high-quality and consistent customer service. It is imperative that companies retain these costly new customers to capitalize on their investment. As a result, we believe that companies who deliver excellent service to their customers will develop longer-term, more profitable customer relationships.

        We believe that we are able to provide key business benefits through the innovative features of our eQuality solution, which include the following:

  •
  Enables synchronized replay of voice and computer desktop data;

  •
  Captures customer interactions across multiple communications media;

  •
  Records based on company-selected criteria;

  •
  Enables information obtained in the contact center to be shared across the enterprise;

  •
  Provides performance analysis and feedback;

  •
  Provides an integrated, closed-loop environment for applying organizational learning;

  •
  Integrates with third-party software and hardware;

  •
  Provides an open architecture that scales to support small to large installations;

  •
  Enables rapid deployment.

Our Strategy

        Our objective is to be a leading provider of software and services to global enterprises to help them improve everything from contact center customer interactions to underlying back office processes in order to optimize their workforce performance and capture customer intelligence by recording and analyzing customer interactions across multiple communications media, including telephone, e-mail and the Internet. Key elements of our strategy include the following:

  •
  Extend the breadth and depth of product offerings.    We intend to continue to invest in research and development to enhance our current software suite and build or purchase new software to address the growing needs of companies that seek to better manage their customer relationships across multiple communications media. We also intend to extend our Web-based capabilities, such as the recording and analyzing of integrated e-commerce, e-mail and voice interactions. Additionally, we will likely to expand the number of third-party applications with which our software can integrate.

  •
  Increase sales to new and existing customers.    A majority of our existing customers are large companies that have multiple contact centers. While we have been successful in penetrating these customers and installing our software at more than one contact center, we have many customers for whom we have not yet installed our software at all of their contact centers. We intend to capitalize on the success of our initial installations by emphasizing the scalability and rapid deployment of our software to increase the number of installations at existing customer sites that have not yet installed our software. We also plan to continue pursuing new customer accounts with multiple contact centers through our existing sales force and our network of strategic relationships.

  •
  Expand international presence.    We currently maintain sales forces in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom as well as in the United States. We plan to expand our direct and indirect sales channels in these regions, with particular attention to areas that are actively adopting CRM and contact center software solutions.

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

Our Products

        The eQuality suite of products is comprised of the following applications by function. Historically, the majority of our software revenues have been derived from our eQuality Balance and eQuality

ContactStore products. During 2003, approximately 21% of our orders included products other than eQuality Balance™ and eQuality ContactStore and related products.

CAPTURE AND RETRIEVE

        eQuality ContactStore.    eQuality ContactStore records 100% of voice conversations between CSRs and their customers, along with the corresponding computer desktop activity, such as the CSR keystrokes and data input. This application is designed for organizations with high-volume recording requirements, including compliance recording and/or sales verification, in either traditional or IP telephony environments. eQuality ContactStore Plus provides a single solution for capturing customer intelligence. Users can record 100% of customer interactions, and then proactively organize them, based on business rules they define, into designated contact folders for easy access and replay. eQuality ContactStore Express is designed specifically for the needs of small to medium-sized organizations, branch offices or departments, providing a 100% recording solution that requires minimal technical skills to deploy and use.

        eQuality Balance™.    eQuality Balance records multimedia interactions, including traditional voice, Web chat, instant messaging, guided browser sessions and e-mail, based on user-defined business rules. The CSR's voice interaction with a customer can be synchronized with the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. This enables companies to evaluate the performance of CSRs, determine whether the necessary technology resources for customer support are available to the CSRs and ascertain whether the CSRs are making effective and efficient use of these resources. Supervisors can use this information to train CSRs, improve company systems and resources designed to support CSRs and enhance the quality of the services being delivered to customers.

        eQuality Evaluation™.    The eQuality Evaluation application facilitates the review, evaluation and scoring of CSRs, providing an immediate summary of a CSR's performance. Using eQuality Evaluation, CSR supervisors can build custom evaluation forms that are designed to collect information about aspects of a CSR's performance that are most important to them. Supervisors and others can input information regarding a CSR's performance into the form, which is then collected in a database. The collected information can be retrieved, presented in a summary format, analyzed and ultimately used to measure and improve a CSR's performance. eQuality Evaluation can reveal problem areas, issues, trends and opportunities. Supervisors and others with access to eQuality Evaluation can review CSRs' performance and determine opportunities to increase their skill levels through training. Supervisors can compare CSRs' performance to current goals and provide more realistic future goals. eQuality Evaluation has historically been, and will continue to be, licensed together with the eQuality Balance application.

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

REPORT AND ANALYZE

        eQuality Analysis™.    The eQuality Analysis application provides a more comprehensive analysis of customer interaction and CSR performance by bridging the disparate information systems of a company. Using eQuality Analysis, a company can combine data derived from eQuality Evaluation with data derived from information obtained from a company's other business systems, such as CRM and enterprise resource planning software and integrated telephony applications. Combining multiple sources of data from within the company into a common analysis and reporting system allows for a more thorough evaluation of CSR and overall contact center performance. Recognizing the importance of multi-channel contact centers, we have designed eQuality Analysis to integrate with business systems that collect data from a broad range of communications media. With its performance scorecard, contact center managers can attain a quick, streamlined view of performance relative to strategic organizational objectives. The software leverages a variety of industry-accepted, best-practice key performance indicators ("KPIs") contained in eQuality Analysis and includes pre-defined KPIs as a foundation to build customized measures. Users can view data and drill up and down into an area of interest. eQuality Analysis produces a wide array of user-defined summary (historical and trend) and detailed analysis (adherence, productivity, quality and others) in a report, graph or exported medium. The solution's reporting, dynamic analysis and performance scorecard capabilities provide organizations with business intelligence that can lead to increased revenue, heightened service quality and improved operational efficiencies.

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

        eQuality CallMiner.    eQuality CallMiner extracts key information from recorded calls, either key words or phrases, using speech recognition. It evaluates each call and stores the relevant information in a data mart for detailed analysis and flags interesting calls for in-depth review.

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

LEARN AND TRAIN

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

        eQuality Courseware.    eQuality Courseware enhances the skills of CSRs with targeted learning delivered right to the CSRs desktops. eQuality Courseware includes a series of 35 lessons in seven contact center skill tracks.

        eQuality Producer.    eQuality Producer is a customized contact center e-learning solution that leverages real-life scenarios agents encounter on a daily basis to create company-specific content. eQuality Producer enables organizations to address skill deficiencies with e-learning based on actual customer interactions. Once produced, the content is readily available, creating a dynamic learning environment in which CSRs simulate customer contacts.

Services

        Our services organization, the Witness Services Network, provides an integrated implementation, training and business consulting methodology that supports an effective and rapid deployment of the eQuality suite enabling organizations to more quickly realize the benefits of our solution, in addition to providing 24 x 7 support services.

        The Witness Solutions Delivery Team addresses a wide variety of issues through these offerings.

  •
  The Witness Solutions Delivery Team is comprised of professional services, systems integration and business consulting services that enable customers to fully optimize our eQuality software suite, including evaluations of current technology in order to provide recommendations to our customers on processes that will enable them to achieve their organizational goals. Our implementation professionals work with the customer to build a solid technical infrastructure that supports the eQuality suite of applications. An initial implementation engagement is typically completed within 30 to 60 days from the date the software agreement is signed by a new customer, and involves the planning, configuration, testing and implementation of our software. Since the detailed project planning occurs during installation at the first site, we can typically implement our software at a customer's additional sites in five to seven days. Generally, the actual software installation takes three to five days. We utilize an interactive, Web-based project management system for deploying our software, Implementation Performance Management Online ("IPMO"). Through the IPMO portal, customers have online access to information and updates, including project status, timelines, meeting logs, training and related documentation, which help facilitate communication and further streamline project management and implementation. Our business consulting services provide a series of workshops that focus on specific contact center business processes, performance optimization, calibration techniques, business utilization, business rule development and high-impact coaching. Our business consulting services enable our customers to identify and link key business drivers with CSR skills and behaviors, providing a blueprint for implementing a successful performance optimization strategy.

  •
  The Witness Learning Network encompasses our education services that are designed to teach customers how to use our products and includes centralized training at Witness University, on-site training at the customer location, as well as certification programs, which can be accessed online. Training services include end-user coach training and system administration.

  •
  The Witness Customer Interaction Center provides support services for our customers that include regular software upgrades, access to a knowledgebase of product-related information, and 24 x 7 telephone, e-mail and online support.

Customers

        Our customers include large and small companies with a varying number of contact center sites and/or other business environments. Our customers come from the banking and finance, general business, insurance, outsourcing, technology, telecommunications, travel, hospitality and utility industries. As of December 31, 2003, we had licensed our software to approximately 1,198 customers at approximately 2,341 sites. To date, customer installations have ranged from small business IP deployments at single contact centers having 25 CSRs, to customers with 32 contact centers having an aggregate of approximately 16,000 CSRs. No individual customer accounted for 10% or more of our revenue in 2003, 2002 and 2001.

Sales and Marketing

        We sell our software primarily through a combination of a direct sales force and resellers. As of December 31, 2003, our sales organization operated in 31 offices throughout the United States and offices in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom.

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

        Our direct sales cycle typically begins with the qualification of a sales lead or the request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer using the software, and contract negotiation. The sales cycle can vary substantially from customer to customer but typically lasts six months, and is considered completed with the signing of the contract. Historically, most of our customers have increased their use of the software to expand the number of CSRs and applications at existing sites and to license additional contact centers, with a minimal incremental sales effort on our behalf.

        We use a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. To support sales efforts, the marketing organization also produces marketing materials, including brochures, data sheets and other technical descriptions, presentations and demonstrations. As of December 31, 2003, we had 155 employees in our sales and marketing organization.

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

        As of December 31, 2003, we had 112 employees engaged in research and development activities. Research and development expenditures for the years ended December 31, 2003, 2002, and 2001 were $18.0 million, $15.1 million and $13.6 million, respectively. We anticipate that or research and development costs will remain relatively constant in 2004 as compared to 2003.

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

  •
  switch vendors that traditionally package competitive solutions;

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

        Patents.    We have received three patents generally relating to our voice and data synchronization technology and data capture. We also have 16 patent applications pending with the U.S. Patent and Trademark Office and six patent applications pending internationally. There is no guarantee that the pending applications will result in issued patents or, if issued, will provide us with any competitive advantages. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

        Trademarks and service marks.    We have six U.S. registered trademarks. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks, or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our "eQuality" trademark and its variations that predate our use and the April 30, 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

        Availability of Reports and Other Information.    Our corporate website is http://www.witness.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. In addition, the Commission's website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission's website is not part of this Annual Report on Form 10-K.

Item 2.    Properties

        Our principal administrative, marketing, product development and support facilities are located in Roswell, Georgia, a suburb of Atlanta, where we lease approximately 96,400 square feet under a lease that expires in 2007. We also occupy approximately 26,000 square feet in Leatherhead, United Kingdom under a lease that expires in 2014, which includes administrative, marketing, product development and support facilities. In addition, we lease a total of 29 sales and marketing offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom. We believe our facilities are adequate for our current and expected near-term requirements.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters.

  Common Stock

        Our common stock trades on the Nasdaq Stock Market under the symbol "WITS". The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq Stock Market in each of the last eight quarters.

	High	Low
Year Ended December 31, 2003:
Fourth quarter	$10.72	$4.58
Third quarter	$5.78	$4.01
Second quarter	$5.34	$2.97
First quarter	$3.74	$2.68
Year Ended December 31, 2002:
Fourth quarter	$6.44	$1.97
Third quarter	$7.47	$3.89
Second quarter	$14.46	$5.05
First quarter	$14.51	$10.05

        The closing sale price of our common stock as reported by the Nasdaq Stock Market on February 27, 2004 was $12.15.

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

        Rule 10b5-1—Trading Plans.    Our Board of Directors approved an amendment to our insider trading policy to permit our officers, directors and other insiders to enter into trading plans or arrangements to sell shares of our common stock complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Trading plans provide for sales, subject to price restrictions, daily limits and other contingencies, of shares of our common stock

        Holders.    As of February 27, 2004, we had approximately 178 holders of record of our common stock. We believe that we have more than 3,100 beneficial owners.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report (in thousands except for per share data):

	Year Ended December 31,
	2003(a)	2002	2001	2000	1999
Statement of Operations Data:
Revenue:
Product	$46,238	$33,383	$39,926	$30,307	$16,752
Services	61,799	34,303	22,596	14,435	6,680

Total revenue	108,037	67,686	62,522	44,742	23,432

Cost of revenue:
Product	11,580	1,132	602	436	373
Services	24,278	12,286	10,448	8,515	4,380

Total cost of revenue	35,858	13,418	11,050	8,951	4,753

Gross profit	72,179	54,268	51,472	35,791	18,679
Operating expenses:
Selling, general and administrative	60,003	40,439	40,968	31,357	15,988
Research and development	18,036	15,090	13,611	10,379	5,825
Merger-related and restructuring costs	7,865	—	—	—	—
Acquired in-process research and development and related charges	7,840	—	4,823	—	3,506

Operating loss	(21,565)	(1,261)	(7,930)	(5,945)	(6,640)
Interest and other income, net	1,303	1,570	2,866	3,979	(364)

(Loss) income before provision for income taxes and extraordinary loss	(20,262)	309	(5,064)	(1,966)	(7,004)
Provision for income taxes	307	261	116	—	0

(Loss) income before extraordinary loss	(20,569)	48	(5,180)	(1,966)	(7,004)
Extraordinary loss on the early extinguishment of debt	—	—	—	(248)	—

Net (loss) income	(20,569)	48	(5,180)	(2,214)	(7,004)
Preferred stock dividends and accretion	—	—	—	(611)	(1,815)

Net (loss) income applicable to common stockholders	$(20,569)	$48	$(5,180)	$(2,825)	$(8,819)

Net income (loss) per share—basic:
(Loss) income before extraordinary loss	$(0.94)	$0.00	$(0.23)	$(0.13)	$(1.37)
Extraordinary loss	—	—	—	(0.01)	—

Net (loss) income	$(0.94)	$0.00	$(0.23)	$(0.14)	$(1.37)

Net income (loss) per share—diluted:
(Loss) income before extraordinary loss	$(0.94)	$0.00	$(0.23)	$(0.13)	$(1.37)
Extraordinary loss	—	—	—	(0.01)	—

Net (loss) income	$(0.94)	$0.00	$(0.23)	$(0.14)	$(1.37)

Shares used in computing net (loss) income per share:
Basic	21,991	22,626	22,258	19,997	6,424

Diluted	21,991	23,524	22,258	19,997	6,424

Balance Sheet Data:
Cash and cash equivalents	$30,717	$36,391	$24,297	$29,590	$2,630
Working capital (deficit)	29,268	59,435	55,953	58,512	(5,744)
Total assets	104,291	87,141	84,166	86,466	10,843
Long-term debt, less current portion	—	—	—	—	250
Total convertible preferred stock	—	—	—	—	22,837
Total stockholders' equity (deficit)	49,995	65,074	66,054	69,588	(25,656)

(a)
2003 includes the results of operations of Eyretel beginning March 22, 2003.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 30.

Overview

        We provide the contact center market an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven and/or full-time customer interaction recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet. Our software suite allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives throughout the organization. Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management ("CRM") and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        Corporate spending for information technology ("IT") and CRM applications contracted in 2002 and remained relatively flat in 2003. While the economic environment remains challenging, there were indications of an improving economic outlook and IT spending showed signs of improvement during the second half of 2003. The International Data Corporation has predicted that IT spending will increase by 6% to 8% in 2004, and based upon our own analysis of the demand for our products and services, we have forecasted revenue growth in 2004.

        During the second quarter of 2003, we completed the acquisition of Eyretel plc ("Eyretel"), a United Kingdom-based provider of compliance and recording solutions for customer contact centers, for $55.3 million. We acquired Eyretel with the intent to extend our presence in international markets and to expand our product line by adding a full-time compliance recording software solution. During 2003, we successfully integrated the two companies in terms of product offerings and business operations. We began consolidating Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel.

        We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. In 2003, we also derived approximately $6 million of product revenue by selling hardware to customers. During 2002 and the first half of 2003, the reduction in overall IT spending limited our ability to grow product revenue. However, in 2003 with the benefit of the Eyretel acquisition, we grew product revenue by 39%. To date, eQuality Balance™ and eQuality ContactStore, our business-driven and/or full-time customer interaction recording solutions, have generated the majority of our product revenue and will continue to do so in 2004. However, we believe we have additional product revenue growth opportunities in the following areas:

  •
  Voice over Internet protocol ("VoIP") products as the movement from traditional telephony to internet protocol ("IP") based communication systems in the contact center accelerates;

  •
  New product offerings which include our performance analysis and e-learning management applications; and

  •
  New offerings that leverage our existing solution set marketed toward back-office initiatives for business process monitoring.

        Factors that may influence our ability to grow our product revenue include:

  •
  Our ability to remain competitive from a technology perspective;

  •
  Market acceptance of our new products;

  •
  Our ability to maintain our product pricing integrity; and

  •
  Our ability to expand our global sales channels

        We intend to maintain our competitive position from a technology perspective through the timely introduction of new products and platforms. We believe our VoIP product offerings are a material growth opportunity as the market transitions to an IP technology environment. In addition to growing our revenues by expanding our product lines, we also intend to grow our product revenue by expanding our global sales channels by continuing to enter into reseller, distributor and similar arrangements with key vendors in the contact center workforce optimization market. During 2003, 31% of total product revenue was derived from the indirect sales channel, compared to 23% in 2002.

        Our services revenue has continued to increase over the past several years. When our customers license our products, they generally purchase installation, training and one year of support services. Therefore, as we generate product revenue, we also generate these related services revenue. In addition, our customers generally renew their maintenance contracts with us each year. Therefore, our maintenance revenue generally increases as our customer base increases. Factors that may influence our ability to grow our services revenue include the growth in product revenue and our ability to maintain a high level of customer satisfaction.

        We are headquartered in Roswell, Georgia and have other offices throughout the United States. We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom. During 2003, 2002 and 2001, 45%, 25% and 16%, respectively, of our revenue was derived from customers outside the United States. We had 497 full-time employees at December 31, 2003, compared to 309 at December 31, 2002 and 327 at December 31, 2001. As of December 31, 2003, 189 full-time employees were located outside the United States.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, including those related to revenue recognition, the collectibility of receivables, accounting for acquisitions, impairment of long-lived assets, income taxes and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated revenue growth from existing customers, our ability to attract new customers, our ability to grow through acquisitions and to successfully integrate acquisitions, the availability and cost of debt and equity financing, technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse effect on our financial position and results of operations. A summary of our critical accounting policies follows.

        Revenue Recognition.    We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We recognize revenue using the residual method of accounting since our revenues are derived from customer orders that contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers.

        Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of customer credits and other known factors. If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

        Allowance for Doubtful Accounts.    We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers was to deteriorate and resulted in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling, general and administrative expense in the period such determination is made.

        Accounting for Acquisitions.    Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and restructuring expenses. In recording the Eyretel acquisition in 2003, management estimates primarily related to the following purchase price components or merger-related restructuring costs:

  •
  valuation of deferred revenue,

  •
  valuation of intangible assets and acquired in-process research and development,

  •
  lease termination costs and fair value estimates,

  •
  severance expenses for employee terminations,

  •
  contingent liabilities that existed at the date of acquisition.

        Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as an adjustment to intangible assets. Subsequent adjustments would be reflected in our results of operations.

        Impairment of Long-lived Assets.    Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our intangible assets are amortized on a straight-line basis. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in any given period. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

        Accounting for Income Taxes.    We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires companies to recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2003, we had net deferred tax liabilities primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a tax benefit if it is estimated that future taxable income is likely.

        Once the deferred tax asset is realized through the utilization of net operating loss carryforwards to future income, we would expect our provision for income taxes in future periods to reflect an effective tax rate significantly higher than past periods.

        In addition, we have provided for potential tax liabilities due in foreign jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

        Stock-Based Compensation.    With the exception of the deferred stock compensation that we recorded at our initial public offering, we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment. In addition, the Financial Accounting Standards Board is exploring the possibility of modifying generally accepted accounting principles to require us to record stock-based compensation expense in the future.

Results of Operations

        The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenue:
Product	43%	49%	64%
Services	57	51	36

Total revenue	100	100	100

Cost of revenue:
Product	11	2	1
Services	22	18	17

Total cost of revenue	33	20	18

Gross profit	67	80	82
Operating expenses:
Selling, general and administrative	56	60	65
Research and development	17	22	22
Merger-related and restructuring costs	7	0	0
Acquired in-process research and development and related charges	7	0	8

Operating loss	(20)	(2)	(13)
Interest and other income, net	1	2	5

(Loss) income before provision for income taxes	(19)	0	(8)
Provision for income taxes	0	0	0

Net (loss) income	(19)%	0%	(8)%

Revenue

        Total revenue increased 60% in 2003, as compared to 2002, to $108.0 million, due to increases in product and services revenue. The number of installed customer sites grew to 2,341 sites at the end of 2003, an increase from 1,177 sites at the end of 2002. Total revenue increased 8% in 2002, as compared to 2001, to $67.7 million due to an increase in services revenue from the increased sites. The number of installed customer sites grew to 1,177 sites at the end of 2002 from 885 sites at the end of 2001.

        Product revenue, which included software as well as hardware revenue in 2003 only, increased 39% in 2003, as compared to 2002, to $46.2 million, due to increased sales to our international markets and to the sales of hardware. International revenue increased as a result of our acquisition of Eyretel, which was based in the United Kingdom and had a broader international presence than we previously had. Hardware revenue, which was derived exclusively from Eyretel, was $6.3 million in 2003 and none in 2002 and 2001. Because hardware sales negatively impact our gross profit, we intend to continue to transition our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline over time. Product revenue decreased 16% in 2002, as compared to 2001, to $33.4 million, due to fewer contracts signed by customers during 2002, which we believe was attributable to a reduction in the level of corporate IT spending, partially offset by our increase in the number of product offerings within our software product suite.

        Product revenue as a percentage of total revenue has been decreasing over the previous two years due to increased services revenue, as discussed below. Our product pricing has remained consistent over the previous three years. Product revenue derived from our indirect sales channel increased to

31% in 2003 from 23% in 2002. Prior to 2002, less than 10% of our revenue was derived from our indirect sales channel. This increase correlates to the increase in international revenue and to continually broadening our target market through the indirect channel. During 2003, 2002 and 2001, 27%, 46% and 47%, respectively, of product revenue was attributable to new customers compared to follow-on revenue from our existing customer base. We receive follow-on revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. We expect the proportion of new customer product revenue to increase in 2004 as we expect companies to increase their overall IT spending.

        Services revenue, consisting of installation, training, consulting, maintenance revenue and reimbursable travel expenses, increased 80% in 2003, as compared to 2002, to $61.8 million. Our services revenue increased in 2003 primarily due to the services related to new product sales and to customer's renewing their maintenance contracts with us. In addition, during 2003 we continued to experience growth in our business consulting offerings which help our customers better utilize the products they license. Maintenance revenue in 2003 reflects the reduction of Eyretel's deferred maintenance revenue at the acquisition date to fair value as required by the purchase accounting rules. The fair value of the maintenance contracts was less than the contract value paid by our customers for the underlying maintenance contracts. We expect that our customers, upon renewing their maintenance contracts, will continue to pay an amount that is higher than the fair value as determined under the purchase accounting rules. This will result in an increase in maintenance revenue as these contracts renew.

        Services revenue increased 52% in 2002, as compared to 2001, to $34.3 million due to growth in all areas of our services revenue. Installation, training and consulting revenue increased in 2002 due to overall increased services revenue per customer site and the addition of new consulting services offerings. The growth in maintenance revenue in 2002 resulted from the growth in new customer sites under maintenance contracts and the increasing recurring maintenance revenue stream.

        Services revenue as a percentage of total revenue increased in 2003 and 2002 due to the compounding effect of maintenance revenue from both new customer sites and renewals of maintenance contracts from existing customer sites and, to a lesser extent, from the increase in other services revenue. We expect services revenue, in absolute dollars and as a percentage of total revenue, to continue to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and increased business consulting services offered around our expanded product suite.

Cost of Revenue

        Total cost of revenue increased 167% to $35.9 million in 2003, as compared to 2002, and 21% to $13.4 million in 2002, as compared to 2001. Expressed as a percent of revenue, gross profit margins decreased to 67% in 2003 and 80% in 2002 from 82% in 2001. Excluding hardware cost of sales, which was a new cost in 2003 due to the acquisition of Eyretel, gross profit margin was 70% in 2003. The decline in gross profit margin in 2003 was mainly attributable to the amortization of certain intangible assets resulting from the Eyretel acquisition. The decrease in gross profit margin in 2002 was attributable to a greater percentage of revenue in 2002 generated from services, which has a lower profit margin than product revenue. We expect the decline in future hardware sales, the diminishing impact of the fair value adjustment to maintenance revenue, and the implementation of improved services methodologies will improve our gross profit margin in the near term. However, we would also expect that these gross profit margin improvements would be offset as lower margin services revenue represents a greater percentage of our total revenue in the future.

        Cost of product revenue primarily consists of royalties due to third parties, amortization of acquired technology, hardware and packaging costs. Cost of product revenue increased 923% to $11.6 million in 2003, as compared to 2002, due to the cost of hardware in the amount of $5.7 million and the amortization of intangible assets in the amount of $4.1 million in 2003, none of which existed in 2002 or 2001. We will continue to incur this amortization expense but expect the cost of hardware to decline as we reduce the amount of hardware sold. Cost of product revenue in 2002 increased 88%, as compared to 2001, to $1.1 million due to license fees associated with third-party software components that are embedded in our software applications. As we develop upgrades of our existing products and add new offerings to our product suite we often embed third-party technology into our software, which will increase the cost of product revenue in the future.

        Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue in 2003 increased 98%, as compared to 2002, to $24.3 million due to an increase in the number of employees engaged in installation, training, consulting and customer maintenance services primarily due to the Eyretel acquisition. Cost of services revenue as a percentage of services revenue increased to 39% in 2003 from 36% in 2002. This percentage increase was primarily due to the impact of the fair value adjustment to Eyretel's deferred services revenue on the purchase date. Cost of services revenue increased 18%, as compared to 2001, to $12.3 million in 2002 primarily due to an increase in the number of employees and contractors engaged in consulting and customer maintenance services. Cost of services revenue as a percentage of services revenue decreased to 36% in 2002 from 46% in 2001. This improvement was due primarily to the increased services revenue per customer site as well as improved methodologies in the consulting and maintenance services group, combined with an increase in consulting and maintenance revenue.

        We expect that the cost of services revenue, as a percentage of services revenue, will decrease as the impact of Eyretel's fair market adjustment decreases and as renewal maintenance revenue is reflected in income at the actual invoice amount, rather than the lower amount recorded due to purchase accounting requirements. In addition, we anticipate that our services margins will improve due to the services methodology being implemented throughout our entire international organization during 2004. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses consist primarily of personnel costs, sales commissions, marketing programs, provisions for bad debt expense, and the amortization of certain intangible assets. SG&A expense increased 48% in 2003 to $60.0 million due to the increased size of our company after the Eyretel acquisition and due to $1.8 million of amortization of acquired intangible assets. Bad debt expense also increased by $2.2 million in 2003, as compared to 2002, primarily due to an increase in exposure from international receivables. As the percentage of our international revenue increases, we expect our bad debt expense to also increase. SG&A expense remained fairly constant in 2002, as compared to 2001, at $40.4 million, but decreased as a percentage of total revenue due to a reduction in certain discretionary marketing spending, certain cost saving measures implemented during 2002 and a decrease in the provision for bad debt expense in 2002 resulting from collections in 2002 that were significantly reserved for during 2001. We expect SG&A expense to remain relatively constant in the near future as some additional operating efficiencies will be offset by an increase in internal and third-party costs associated with compliance with the rules and regulations of the Sarbanes-Oxley Act of 2002.

        Research and Development.    Research and development ("R&D") expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and, therefore, have been charged to expense. During 2003, we capitalized $0.6 million of third-party costs in connection with the adaptation of existing products and technologies for new applications. R&D expenses increased 20%, as compared to 2002, to $18.0 million in 2003 and 11%, as compared to 2001, to $15.1 million in 2002 due primarily to an increased number of employees and consultants engaged in research and development activities. We anticipate R&D expenses to remain constant in 2004 as compared to 2003.

        Merger-related and Restructuring Costs.    We incurred merger-related and restructuring costs of $7.9 million during 2003. These merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.8 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with the Company, $0.7 million of facilities costs to consolidate Witness' facilities, $1.5 million of expenses related to employee severance and benefits, and $1.0 million relating to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million (or $1.8 million as of December 31, 2003) to our COO in connection with the Eyretel acquisition and subsequent integration. This bonus is payable in two installments due March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control. We expect merger-related activities to be substantially completed by the end of the first quarter of 2004. However, we will continue to accrue the COO bonus over the related service period through the first quarter of 2005.

        Acquired In-Process Research and Development and Related Charges.    In 2003, we estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was calculated with the assistance of an independent third-party by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

        During 2001, we recorded charges totaling $4.8 million for IPR&D acquired from various third parties. At the date of these transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility and had no alternative future uses. At the time of each transaction, we estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused our competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with our primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. These projects were successfully completed by June 30, 2002.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 17%, as compared to 2002, to $1.3 million in 2003 due to lower yields and lower investment balances as a result of the acquisition of Eyretel which was paid for in cash. Interest and other income, net decreased 45%, as compared to 2001, to $1.6 million in 2002 due to lower yields. We expect that interest and other income, net will increase slightly in 2004 in concert with interest rates.

Provision for Income Taxes

        We recorded a provision for foreign income tax in 2003, a provision for federal alternative minimum tax and foreign income tax in 2002, and a provision for state income tax, federal alternative minimum tax and foreign income tax in 2001. Deferred tax assets are normally recognized for deductible temporary differences and net operating loss and tax credit carryforwards. We have recorded a full valuation allowance against deferred tax assets generated as a result of net operating loss carryforwards aggregating $18.2 million for U.S. tax purposes and $37.9 million for foreign tax purposes at December 31, 2003, as the future realization of the tax benefits is not currently considered more likely than not.

Quarterly Results of Operations

        The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the period ended December 31, 2003, as well as the percentage of total revenue represented by each item. The information has been derived from our unaudited consolidated financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. The unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments that we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
Revenue:
Product	$14,251	$11,000	$14,320	$6,667	$7,840	$6,590	$8,221	$10,732
Services	19,335	16,897	15,006	10,561	9,566	8,461	8,784	7,492

Total revenue	33,586	27,897	29,326	17,228	17,406	15,051	17,005	18,224

Cost of revenue:
Product	4,041	2,410	4,267	862	555	261	162	154
Services	7,554	6,524	6,546	3,654	3,434	3,036	3,004	2,812

Total cost of revenue	11,595	8,934	10,813	4,516	3,989	3,297	3,166	2,966

Gross profit	21,991	18,963	18,513	12,712	13,417	11,754	13,839	15,258
Operating expenses:
Selling, general and administrative	17,618	15,402	16,620	10,363	9,865	9,634	9,976	10,964
Research and development	4,726	4,804	4,707	3,799	3,878	3,698	3,741	3,773
Merger-related and restructuring costs	1,686	1,602	2,613	1,964	—	—	—	—
Acquired in-process research and development and related charges	—	—	—	7,840	—	—	—	—

Operating (loss) income	(2,039)	(2,845)	(5,427)	(11,254)	(326)	(1,578)	122	521
Interest and other income, net	116	321	341	525	335	379	476	380

(Loss) income before provision for income taxes	(1,923)	(2,524)	(5,086)	(10,729)	9	(1,199)	598	901
Provision for income taxes	109	8	106	84	61	—	126	74

Net (loss) income	$(2,032)	$(2,532)	$(5,192)	$(10,813)	$(52)	$(1,199)	$472	$827

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
As a Percentage of Total Revenue:
Revenue:
Product	42%	39%	49%	39%	45%	44%	48%	59%
Services	58	61	51	61	55	56	52	41

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Product	12	9	15	5	3	2	1	1
Services	23	23	22	21	20	20	18	15

Total cost of revenue	35	32	37	26	23	22	19	16

Gross profit	65	68	63	74	77	78	81	84
Operating expenses:
Selling, general and administrative	52	55	57	60	57	64	58	60
Research and development	14	17	16	22	22	25	22	21
Merger-related and restructuring costs	5	6	9	11	0	0	0	0
Acquired in-process research and development and related charges	0	0	0	46	0	0	0	0

Operating (loss) income	-6	-10	-19	-65	-2	-10	1	3
Interest and other income, net	0	1	1	3	2	2	3	2

(Loss) income before provision for income taxes	-6	-9	-18	-62	0	-8	4	5
Provision for income taxes	0	0	0	1	0	0	1	0

Net (loss) income	-6%	-9%	-18%	-63%	0%	-8%	3%	5%

        The increase in total revenue, beginning in the second quarter of 2003, reflects the consolidation of Eyretel, which was acquired in March 2003. Our second and fourth quarters generally have higher product revenue than the first and third quarters due to our customers' budgeting and spending patterns. Product revenue includes hardware sales of $2.0 million, $1.0 million and $3.3 million in the fourth, third and second quarters of 2003, respectively. During 2002 and much of 2003, we believe product revenue was affected by a reduction in the level of corporate IT spending. Services revenue, in absolute dollars and as a percentage of total revenue, generally increased during 2002 and 2003 due to the compounding effect of maintenance renewals and the expansion of our service offerings. We expect that services revenue will continue to grow relative to license revenue throughout 2004. Gross profit margins decreased from quarter-to-quarter due to hardware costs and amortization of intangibles in 2003, as well as the increased percentage of total revenue derived from services in 2003 and 2002.

        Total operating expenses in 2003, excluding merger-related and restructuring costs and acquired IPR&D, decreased as a percentage of total revenue, as we were able to realize planned synergies from the Eyretel acquisition in addition to implementing certain cost saving measures throughout the year.

        Our quarterly operating results, particularly product revenues, have experienced significant fluctuations in the past and we expect that this pattern will continue in the future. For instance, quarterly results may fluctuate based on the timing of sales due to customer calendar-year budgeting cycles, slow summer purchasing patterns and compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas. As a result of the foregoing and other factors, we believe that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.

Liquidity and Capital Resources

        We used $4.1 million in cash from operating activities in 2003, which was largely due to costs associated with our acquisition of Eyretel. We paid $6.4 million of the $7.9 million in merger-related and restructuring costs during 2003. In 2004, we expect to pay approximately $5.7 million in additional accrued merger-related and restructuring costs. Following the acquisition, our accounts receivable from international customers increased significantly. Our accounts receivable days sales outstanding ("DSO") increased from 70 days at December 31, 2002 to 85 days at December 31, 2003. We expect our DSO to remain in the mid-80s range in the future as we derive a greater proportion of our revenue from international operations, where payment is typically slower than in the United States. We generated $8.9 million in cash flows from operating activities in 2002 compared to cash used in operating activities of $(0.5) million in 2001. This increase in cash flow from operations in 2002 was due primarily to the collection of accounts receivable and a reduction in operating expenses as a percentage of total revenue.

        Net cash flows used in investing activities in 2003 was $(7.1) million which included the acquisition of Eyretel for $21.4 million (net of $38.8 million in cash held by Eyretel) and certain other assets purchased for $2.4 million from a software and services company focused on the business intelligence marketplace. In addition, in 2003 cash was provided by the sale of investments securities of $26.5 million to initially fund the Eyretel acquisition, while $12.9 million has since been reinvested. Net cash flows provided by investing activities was $5.5 million in 2002 compared to cash used in investing activities of ($7.4) million in 2001. This increase was primarily due to the release of our restricted cash in 2002 and the purchase of IPR&D in 2001. Capital expenditures of $2.2 million, $3.2 million and $3.3 million in 2003, 2002 and 2001, respectively, were primarily for computer equipment and leasehold improvements.

        Net cash flows provided by (used in) financing activities was $1.3 million, $(1.1) million and $1.6 million in 2003, 2002 and 2001, respectively. Generally, since 2001, funds have been provided by the exercise of stock options and the purchase of shares under the employee stock purchase plan. In 2002 and continuing into the first quarter of 2003, we repurchased $3.1 million of our common stock. Up to $10 million of stock repurchases have been authorized, but we do not currently anticipate making any further repurchases at this time.

        At December 31, 2003, we had $40.9 million in total cash and cash equivalents and short-term investments and $29.3 million in working capital. In addition, we had $11.7 million available under a line of credit, which was net of outstanding letters of credit of $3.3 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. In May 2003, we amended the amount of our tangible net worth requirement due to the effect of the Eyretel acquisition.

        We currently expect to have total capital expenditures of approximately $1.8 million in 2004. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management information systems.

        We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources. We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Excess cash and investments, plus the availability under our line of credit, may be used to fund future merger or acquisition transactions. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish new financing arrangements. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. Except for the hedge transaction entered into in connection with the Eyretel acquisition, we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations. During 2003, due to the relative strength of foreign currencies compared to the U.S. dollar, foreign currency translations contributed $4.1 million to our December 31, 2003 cash balance as a result of our subsidiaries' cash denominated in foreign currencies. As of December 31, 2002 and 2001, foreign currencies impacted cash by $(0.1) million in each year.

        The majority of our operations have historically been in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, with the acquisition of Eyretel and along with our existing foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom and conduct transactions in either the local currency of the location or U.S. dollars. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Net foreign exchange gains and (losses) were $0.4 million, $0, and $(0.1) million in 2003, 2002 and 2001, respectively.

        Exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our investments are made with capital preservation and liquidity as our primary objectives. We generally hold only high-grade investments such as commercial paper, corporate bonds and U.S. government agency securities to maturity. To reduce our balance sheet exposure to variations in asset values, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months for our entire portfolio. Our investment portfolio may contain securities with maturities of up to three years. While this minimizes our interest rate risk to asset values, our results are exposed to fluctuations in interest income due to changes in market rates. In order to acquire the shares of Eyretel, we converted our investment portfolio to cash in February 2003, realizing a gain of $0.2 million.

Contractual Obligations and Off Balance Sheet Arrangements

        As of December 31, 2003, our contractual cash obligations associated with lease obligations, operational restructuring and merger-related costs are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$30,321	$6,248	$10,344	$5,432	$8,297
Acquisition-related commitments	5,085	4,014	1,071	—	—

Total	$35,406	$10,262	$11,415	$5,432	$8,297

        As of December 31, 2003, we did not have any other contractual commitments or off-balance sheet arrangements.

Transactions with Related Parties

        Tom Crotty, a member of our Board of Directors, is a managing member of Battery Partners IV LLC, the general partner of Battery Ventures IV, and a managing member of Battery Partners VI LLC, the general partner of Battery Ventures VI. Battery Ventures IV held more than 5% of our stock at December 31, 2003 and holds less than 1% of our stock at the date of this report. Our Chief Executive Officer ("CEO") is a limited partner in Battery Ventures VI, L.P.

        During 2002, notes receivable due from certain officers totaling $0.5 million were satisfied by delivering, at current fair market value, shares of our common stock, which such employees had held for longer than six months. In February 2002, the notes receivable from our CEO totaling $1.8 million were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note was payable in three equal payments of principal and interest due annually through February 2005. The balance was satisfied in full during 2003 by the CEO delivering either cash or, at current fair market value, shares of our common stock, which he had held for more than six months.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. FIN 46 is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of FIN 46 did not have any impact on our financial statements. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our financial statements.

        Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The adoption of FIN 45 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. In connection with the Eyretel acquisition in March 2003, we executed a restructuring plan, which is being accounted for pursuant to SFAS No. 146 (see Note 5).

        Effective July 1, 2003, we prospectively adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

        Effective July 1, 2003, we prospectively adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and EITF No. 03-05, Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software. The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF No. 00-21. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. The adoption of EITF Nos. 00-21 and 03-05 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted Emerging Issues Task Force ("EITF") No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity securities. The requirement applies to investments in debt and marketable securities that are accounted for under SFAS No. 115. The adoption of EITF No. 03-1 did not have a material effect on our financial statements.

Factors That May Affect Our Future Results and Market Price of Our Stock.

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

Our products have a long sales cycle that makes it difficult to plan our expenses and forecast our results.

        Although it typically takes three to nine months from the time we qualify a sales lead until we sign a contract with the customer, we occasionally experience a longer sales cycle. We expect that this will continue to be the case in future periods. It is therefore difficult to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would delay the timing of our revenue, but not the timing of our corresponding expenditures. Lengthening our sales cycle could also increase the total cost of a sale due to additional employment costs allocable to the sale. This could harm our ability to meet investor expectations for a given quarter. Our customers' decisions regarding their purchase of our products and services is relatively long due to several factors, including:

  •
  the complex nature of our products;

  •
  our need to educate potential customers about the uses and benefits of our products;

  •
  competition for a shrinking amount of corporate resources because of general economic conditions;

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

If the market in which we sell our products and services deteriorates as a result of adverse economic conditions, it will have a material adverse effect on our business and results of operations.

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

  •
  close contact centers.

We may continue to experience losses from operations in the future.

        With the exception of the first and second quarters of 2002, in which we achieved a quarterly operating profit, we have experienced quarterly losses from operations. We incurred losses in 2003, the third and fourth quarters of 2002 and substantial losses before 2002. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $48.5 million as of December 31, 2003. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to achieve profitability in any future period. If we do not achieve profitability from operations, or if we do not remain profitable, we may need to obtain additional financing. Any needed financing may not be available to us from sources upon which we have historically relied, or from any source, on acceptable terms, if at all. Once profitability is achieved, if we fail to remain profitable, it will materially and adversely affect the market price of our stock.

Our quarterly revenue, expenses and operating results have fluctuated and are likely to continue to fluctuate, which may cause our stock price to decline.

        Our quarterly revenue, expenses and operating results are difficult to predict and could vary significantly from period to period. In particular, we typically derive a significant portion of our software product revenue in each quarter from a small number of relatively large orders. A delay in the recognition of revenue from one of these orders may cause our results of operations during a quarter to be lower than we or investors expect. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation, maintenance and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our revenue, expenses and operating results may vary significantly in response to the risk factors described in this section, as well as the following factors, some of which are beyond our control:

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

  •
  our ability to successfully complete the integration of the business and operations of Eyretel plc and any other businesses we may acquire in the future;

  •
  our ability to sell Eyretel's software products, and successfully transitioning the sale and services of Eyretel's related hardware products to an independent third party provider;

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

If we fail to manage and expand our international operations, we may be unable to reach or maintain our desired levels of revenue or profitability.

        We derived $48.2 million, $17.1 million and $9.9 million in 2003, 2002 and 2001, respectively, from customers outside the United States, principally in the United Kingdom, Continental Europe, Hong Kong/Greater China, Canada, Singapore, Japan, Australia, Brazil, India and Mexico. During 2003, we completed the purchase of Eyretel. Through this acquisition, we significantly expanded our operations outside of North America. We intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. Our operations outside of the United States at December 31, 2003 consisted of 189 dedicated employees located in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom. We have also established relationships with a number of international resellers.

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

If we do not continue to expand the distribution of our products through direct and indirect sales channels, we may be unable to expand our market share or increase our revenue.

        To expand our market share and revenue, attract new customers and increase sales to existing customers, we may need to expand our direct sales force by hiring additional sales personnel and management and increase the number of relationships we have with companies that provide us with customer referrals or leads for new business. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in finding new sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to find an adequate number of new sales personnel meeting our specific needs. If the personnel we hire are less qualified than we expect, it may take us more time to train them before they reach an acceptable level of productivity, which could increase our costs and delay our expansion efforts.

        We have increased the amount of revenue from our indirect sales channel by increasing the number and scope of relationships with companies that resell our software. Product revenue from our indirect sales channel, which consists of select resellers and a variety of strategic marketing alliances, accounted for approximately 31% and 23% of total product revenue in 2003 and 2002, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on resellers and strategic marketing alliances, to continue to increase as we establish more relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, or at all. In addition, we cannot be certain that these distribution partners will devote adequate resources to selling our software and services. If we are unable to maintain and expand our direct sales force and indirect distribution channels, we will not be able to maintain this revenue source and our business will suffer.

Fluctuations in foreign currency exchange rates could affect our financial results.

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

We face intense competition that could adversely affect our revenue, profitability and market share.

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
  large telecom solution providers;

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

We rely heavily on sales of our eQuality Balance, eQuality Evaluation and eQuality ContactStore products.

        Our financial performance has depended, and will continue to depend, on our ability to develop and maintain market acceptance of our eQuality Balance, eQuality Evaluation and eQuality ContactStore products and new and enhanced versions of them. Historically, most of our product revenue has been derived from the sale of our eQuality Balance and eQuality Evaluation software, and most of Eyretel's product revenue was derived from the sale of eQuality ContactStore. We expect revenue from these products to continue to account for most of our revenue for the foreseeable future. As a result, factors that adversely affect the pricing of or demand for these products, such as competitive pressures, technological change or evolution in customer preferences, could materially and adversely affect our business, financial condition and results of operations. Many of these factors are beyond our control and difficult to predict.

If we fail to develop new software or improve our existing software to meet or adapt to the changing needs and standards of our target market, sales of our software and services may decline.

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

        Substantial product development expenditures and product planning are required to keep pace and ensure compatibility with new technology in our industry. If we fail to develop and introduce new software and enhancements for our existing software, our software and services may not achieve market acceptance and we may be unable to attract new customers.

Our products may fail to perform properly and contain defects, which may cause us to incur additional expenses or result in the loss of customers.

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

If our advanced compliance recording applications fail to record 100% of our customers' interactions, we may be subject to liability and our reputation may be harmed.

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

If we are unable to maintain the security of our systems, our business, financial condition and operating results could be harmed.

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

Certain of our contracts contain provisions that are unfavorable to us.

        Certain of our contracts contain provisions that expose us to risks of loss that, in some cases, are not limited to amounts received under those contracts. If we fail to perform to the standards required by these contracts, we could be subject to additional liability and our business, financial condition and results of operations could be materially and adversely affected.

If we fail to protect our intellectual property, third parties may use our technology for their own benefit.

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

        As of December 31, 2003, we had six registered trademarks, three patents and 16 patent applications pending in the U.S and six patent applications pending internationally. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantages. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties. Furthermore, one or more of our existing or future patents, trademarks or copyrights may be found to be invalid or unenforceable.

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

Claims by other companies that our software infringes their intellectual property could require us to incur substantial expenses or prevent us from selling our software or services.

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

We believe that our future success also depends upon the continued compatibility of our software with the products and other technologies offered by other software and hardware companies.

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

If our professional services employees do not provide installation services effectively and according to schedule, our customers may not use our installation services or may stop using our software.

        Our customers ordinarily purchase installation, training and maintenance services, which they typically obtain from our professional services organization. We generate a material part of our total revenues from the provision of these services. Because our software must be installed to work with a number of computer and telephone network systems, installation of our software can be complex. These systems vary greatly from one customer site to another, and the versions and integration requirements of these third-party systems change frequently. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services to install our software. In addition, these customers may determine that they will not license our software and instead will use the products and services of one of our competitors. If this happens, we would lose licensing and services revenue from these customers, and it would likely harm our reputation in the industry in which we compete. This could materially and adversely affect our business, financial condition and results of operations.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations.

        We may acquire or make investments in companies, products, services and technologies which we believe complement our software and services. Because of the increasing use of new customer interaction media such as the Internet and e-mail, we believe that it may be important for us to acquire complementary technology to quickly bring new products to market. We have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is unproven. If we fail to properly evaluate and execute acquisitions or investments, it may have a material adverse effect on our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

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

If we need additional financing to maintain or expand our business, it may not be available on favorable terms, or at all.

        Although we believe our current cash and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and the foreseeable future, we may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available to us on favorable terms, or at all. If we raise additional funds by issuing equity securities or convertible debt, the ownership interest of our stockholders could be significantly diluted, and any additional equity securities we issue may have rights, preferences or privileges senior to the rights of our stockholders. Also, the terms of any additional financing we obtain may significantly limit our future financing and operating activities. If we need funds and cannot raise them on acceptable terms, we may be unable to:

  •
  develop and enhance our software to remain competitive;

  •
  take advantage of future opportunities, such as acquisitions;

  •
  respond to changing customer needs and our competitors' innovations; or

  •
  attract and retain qualified key personnel.

        Any of these events could significantly harm our business and financial condition and limit our growth.

The loss of third-party hardware distributors and suppliers could harm our business.

        A number of customers expect us to be able to source hardware that will facilitate the implementation of our software solutions. We do not intend to continue selling hardware and have transferred the fulfillment of all hardware orders to third-party distributors. Thus, we are largely dependent on third parties for the supply of hardware components, some of which are based on proprietary designs, the assembly of hardware, and the distribution of hardware to our customers. If these hardware distributors or suppliers experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationship, we may be required to locate other hardware distributors. If our distributors or we are unable to obtain sufficient quantities of materials and components, we will be subject to the following risks:

  •
  cancellations of orders due to unavailability of hardware;

  •
  increased hardware prices, which may make our solutions less attractive; and

  •
  additional development expense to modify our products to work with new hardware configurations.

        Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly and with immediate effect. In addition, alternative components may not be identical to previous components and may malfunction or interact with other components in unexpected ways. The use of new suppliers and the modification of our products will require testing and may require further modifications or other remedial action, which may result in additional expense to us, diversion of management attention and other resources, inability to fulfill customer orders or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction, and other adverse effects on our reputation, business and operating results.

Our stock price has been volatile.

        The market price of our common stock has been subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the securities markets as a whole have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. Any announcement with respect to any adverse variance in revenue or earnings from levels generally expected by securities analysts or investors for a given period could have an immediate and significant adverse effect on the trading price of our common stock. In addition, factors such as announcements of technological innovations or new products by us, our competitors or third parties, changing conditions in the market for products that record and analyze customer interactions, changes in the market valuations of similar companies, loss of a major customer, additions or departures of key personnel, changes in estimates by securities analysts, announcements of extraordinary events, such as acquisitions or litigation, or general economic conditions may have an adverse effect on the market price of our common stock.

Terrorist attacks and other acts of war may adversely affect the markets in which we operate, our operations and our stock price.

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

Government regulation of telephone and Internet monitoring could cause a decline in the use of our software, result in increased expenses for us or subject our customers and us to liability.

        As the telecommunications industry continues to evolve, state, federal and foreign governments (including supranational governmental organizations such as the European Union) may increasingly regulate the monitoring of telecommunications and telephone and Internet monitoring and recording products, such as our software. We believe that increases in regulation could come in the form of a number of different kinds of regulations, including regulations regarding privacy, protection of personal information and employment. For example, the State of California recently enacted the Database Security Breach Act, which requires any business that suffers a computer security breach to immediately notify customers in California if personal information has been compromised. The adoption of any new regulations or changes made to existing regulations could cause a decline in the use of our software and could result in increased expenses for us, particularly if we are required to modify our software to accommodate these new or changing regulations. Moreover, new regulations or changes to existing regulations could subject our customers and us to liability. In addition, whether or not these regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our software. If any of these events occur, it could materially and adversely affect our business.

We may face difficulty in attracting and retaining key personnel, which are necessary to effectively manage and expand our business.

        Our future success will depend in large part on our ability to hire, train, retain and motivate a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. We expect to continue to grant employees options to purchase our stock in order to attract, retain and motivate these individuals. When we grant employees options to purchase common stock with exercise prices equal to the fair market value of our stock, this may cause dilution to our stockholders if the market price of our stock increases above the exercise price. However, if we are unable to attract and retain qualified personnel or if we experience high personnel turnover, it could prevent us from effectively managing and expanding our business.

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

Our certificate of incorporation and bylaws, as well as Delaware law, may prevent or delay a future takeover.

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

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

        The information required by this item is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations and as listed in Item 7 of Part II of this Report.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, together with related notes and the report of KPMG LLP, our independent auditors, are set forth on the pages indicated in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported accurately and within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

        Changes in internal controls.    There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2004 Annual Meeting of Stockholders proposed to be held on May 26, 2004, and the information included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of Registrant

Code of Ethics

        We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at http://www.witness.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Audit Committee Financial Expert

        Our Board of Directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Joel Katz, the Chairman of the Audit Committee, is an "audit committee financial expert" and is independent as defined under applicable SEC and Nasdaq rules.

        The other information required by this Item is incorporated by reference from the Proxy Statement under the headings "Election of Directors" and "Executive Compensation."

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

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item is incorporated by reference from the Proxy Statement under the heading "Audit Fees and Services."

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)
The following documents are filed as part of this report:

b)
Reports on Form 8-K:

        The Company filed the following reports on Form 8-K filed during the fourth quarter of 2003:

  (1)
  On October 23, 2003, we filed a current report on Form 8-K under Item 7 to report our third quarter 2003 financial results.

  (2)
  On December 12, 2003, we filed a current report on Form 8-K under Item 5 to report the adoption of a Director and Key Executive Stock Ownership Incentive Policy and to report the repayment of a note payable to Witness by the CEO.

(c)
Exhibits

Exhibit Number	Description
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
3.3(8)	Form of Certificate of Designation for Series A Junior Participating Preferred Stock
4.1(2)	See Exhibit 3.1 for provisions of the Fifth Amended and Restated Certificate of Incorporation of the Company defining rights of the holders of Common Stock of the Company.
4.2(4)	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.3(1)	Specimen Stock Certificate
4.4(8)
Form of Rights Agreement, dated October 25, 2002, between the Company and SunTrust Bank which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C
10.1(3)	Lease Agreement between Company and Colonial Center at Mansell Overlook/Colonial Business Center dated July 28, 2000
10.2(1)	Amended and Restated Stock Incentive Plan of the Company
10.3(2)	Amendment No. 1 to the Company's Amended and Restated Stock Incentive Plan

10.4*	Amendment No. 2 to the Company's Amended and Restated Stock Incentive Plan
10.5(5)	Form of Stock Option Grant Certificate.
10.6(1)	Form of Amendment to Stock Option Grant Certificate between the Company and certain of the officers of the Company
10.7(4)	Employee Stock Purchase Plan of the Company
10.8(9)	2003 Broad Based Option Plan of the Company
10.9(9)	2003 Non-Employee Director Stock Option Plan
10.10*	Director and Key Executive Stock Ownership Incentive Policy
10.11(1)	Employment Agreement entered into between David B. Gould and the Company effective February 2, 1999
10.12(1)	Amendment No. 1 to Employment Agreement entered into between David B. Gould and the Company, dated as of August 2, 1999
10.13(10)	Employment Agreement entered into between Nicholas S. Discombe and the Company, dated as of June 29, 2003
10.14(1)	Restricted Stock Award Agreement dated March 31, 1999, between the Company and David Gould
10.15(1)	Subsidiary License and Distribution Agreement
10.16(1)	Form of Indemnification Agreement for executive officers and directors of the Company
10.17(6)	Loan and Security Agreement between the Company and Silicon Valley Bank dated April 3, 2002
10.18(6)	Loan Modification Agreement between the Company and Silicon Valley Bank dated November 12, 2002
10.19(6)	Revolving Promissory Note between the Company and Silicon Valley Bank dated November 12, 2002
10.20*	Second Loan Modification Agreement between the Company and Silicon Valley Bank dated May 14, 2003
10.21*	Third Loan Modification Agreement between the Company and Silicon Valley Bank dated November 13, 2003
10.22*	Lease Agreement between Eyretel plc and Cornhill Insurance plc at Kings Court dated December 24, 1999
21.1*	List of subsidiaries
23.1*	Independent Auditors' Report on Financial Statement Schedule of KPMG LLP
23.2*	Independent Auditors' Consent of KPMG LLP
31.1*	Certificate of the Chief Executive Officer
31.2*	Certificate of the Chief Financial Officer
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
Incorporated by reference to exhibits previously filed with the Company's Current Report on Form 8-K on November 4, 2002

(9)
Incorporated by reference to exhibits previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001

(9)
Incorporated by reference to exhibits previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003

WITNESS SYSTEMS, INC.

Index to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Witness Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Atlanta, Georgia
January 23, 2004

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$30,717	$36,391
Investments	10,155	28,937
Accounts receivable, net of allowance for doubtful accounts of $2,584 in 2003 and $1,339 in 2002	31,707	13,394
Prepaid and other current assets	3,882	2,780

Total current assets	76,461	81,502
Intangible assets, net	20,083	185
Property and equipment, net	6,141	5,057
Other assets	1,606	397

	$104,291	$87,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,648	$3,266
Accrued expenses	23,579	6,489
Deferred revenue	19,966	12,312

Total current liabilities	47,193	22,067
Other long-term liabilities	3,906	—
Deferred tax liability	3,197	—

Total liabilities	54,296	22,067

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,169,672 and 22,035,756 shares issued and outstanding at December 31, 2003 and 2002, respectively	222	220
Additional paid-in capital	94,293	94,260
Accumulated deficit	(48,506)	(27,937)
Notes receivable for stock	—	(1,470)
Accumulated other comprehensive income	3,986	1

Total stockholders' equity	49,995	65,074

	$104,291	$87,141

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Product	$46,238	$33,383	$39,926
Services	61,799	34,303	22,596

Total revenue	108,037	67,686	62,522

Cost of revenue:
Product	11,580	1,132	602
Services	24,278	12,286	10,448

Total cost of revenue	35,858	13,418	11,050

Gross profit	72,179	54,268	51,472
Operating expenses:
Selling, general and administrative	60,003	40,439	40,968
Research and development	18,036	15,090	13,611
Merger-related and restructuring costs	7,865	—	—
Acquired in-process research and development and related charges	7,840	—	4,823

Operating loss	(21,565)	(1,261)	(7,930)
Interest and other income, net	1,303	1,570	2,866

(Loss) income before provision for income taxes	(20,262)	309	(5,064)
Provision for income taxes	307	261	116

Net (loss) income	$(20,569)	$48	$(5,180)

Net income (loss) per share:
Basic	$(0.94)	$0.00	$(0.23)

Diluted	$(0.94)	$0.00	$(0.23)

Weighted-average common shares outstanding:
Basic	21,991	22,626	22,258

Diluted	21,991	23,524	22,258

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Years Ended December 31, 2003, 2002 and 2001

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable for Stock		Total
Balance at December 31, 2000	21,908	$219	$94,565	$(22,805)	$(2,413)	$22	$69,588
Exercise of stock options and warrants	518	5	1,174	—	—	—	1,179
Shares issued under employee stock purchase plan	53	1	485	—	—	—	486
Repayment of notes receivable for stock	—	—	—	—	91	—	91
Comprehensive loss:
Change in foreign currency translation adjustment	—	—	—	—	—	(54)	(54)
Change in unrealized loss on investments, net	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	(5,180)	—	—	(5,180)

Total comprehensive loss							(5,290)

Balance at December 31, 2001	22,479	225	96,224	(27,985)	(2,322)	(88)	66,054
Exercise of stock options	378	4	985	—	—	—	989
Shares issued under employee stock purchase plan	85	1	369	—	—	—	370
Repayment of notes receivable for stock and related interest receivable	(66)	(1)	(871)	—	852	—	(20)
Stock repurchases	(840)	(9)	(2,447)	—	—	—	(2,456)
Comprehensive income:
Change in foreign currency translation adjustment	—	—	—	—	—	(35)	(35)
Change in unrealized loss on investments, net	—	—	—	—	—	124	124
Net income	—	—	—	48	—	—	48

Total comprehensive income							137

Balance at December 31, 2002	22,036	220	94,260	(27,937)	(1,470)	1	65,074
Exercise of stock options	285	3	1,102	—	—	—	1,105
Shares issued under employee stock purchase plan	162	2	557	—	—	—	559
Repayment of notes receivable for stock	(108)	(1)	(985)	—	1,470	—	484
Stock repurchases	(205)	(2)	(641)	—	—	—	(643)
Comprehensive income:
Change in foreign currency translation adjustment	—	—	—	—	—	4,158	4,158
Change in unrealized gain on investments, net	—	—	—	—	—	(173)	(173)
Net loss	—	—	—	(20,569)	—	—	(20,569)

Total comprehensive loss							(16,584)

Balance at December 31, 2003	22,170	$222	$94,293	$(48,506)	$—	$3,986	$49,995

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(20,569)	$48	$(5,180)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
In-process research and development	7,840	—	4,823
Amortization of intangible assets	5,913	401	538
Depreciation and amortization of property and equipment	3,805	3,212	3,018
Provision for doubtful accounts	2,779	600	1,624
Other non-cash items, net	275	403	66
Changes in operating assets and liabilities:
Accounts receivable	(7,212)	(92)	(7,115)
Prepaid and other assets	3,146	52	373
Accounts payable	(2,875)	(194)	583
Accrued expenses	(2,460)	404	(1,894)
Deferred revenue	5,295	4,064	2,689

Net cash (used in) provided by operating activities	(4,063)	8,898	(475)

Cash flows from investing activities:
Capital expenditures	(2,163)	(3,167)	(3,316)
Purchases of investments	(12,945)	(43,964)	(40,994)
Proceeds from maturities of investments	5,304	47,363	46,950
Proceeds from sales of investments	26,526	—	—
Acquisition of Eyretel plc, net of cash acquired of $38,814	(21,413)	—	—
Purchase of other business assets	(2,385)	(6)	(4,823)
Allocation from (to) restricted cash	—	5,258	(5,258)

Net cash (used in) provided by investing activities	(7,076)	5,484	(7,441)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,018	896	1,064
Proceeds from employee stock purchase plan	559	370	486
Repayments of notes receivable from stockholders	484	—	91
Stock repurchases	(734)	(2,365)	—

Net cash provided by (used in) financing activities	1,327	(1,099)	1,641

Effect of exchange rate changes on cash	4,138	(101)	(106)
Net (decrease) increase in cash and cash equivalents	(5,674)	13,182	(6,381)
Cash and cash equivalents at beginning of year	36,391	23,209	29,590

Cash and cash equivalents at end of year	$30,717	$36,391	$23,209

Supplemental cash flow information:	—	—	—

Cash paid for interest	$86	—	—

Cash paid for income taxes	$229	$168	$163

Non-cash financing activities:
Repayments of notes receivable and interest from stockholders	$985	$872	—

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     Summary of Significant Accounting Policies

        Business—Witness Systems, Inc. ("Witness") provides an integrated contact center performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of business-driven and/or full-time customer interaction recording, performance analysis and e-learning management applications that are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet. Our software suite allows contact center management to share information gathered in the contact center with departments that touch the customer, as well as executives throughout the organization. Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management ("CRM") and enterprise resource planning applications, and with existing telephony and computer network hardware and software. The majority of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        We are headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997. We have been a publicly traded company since February 2000.

        Principles of Consolidation and Reclassifications—The consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries. During the first quarter of 2003, we acquired Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers. We commenced the consolidation of their results of operations on March 22, 2003, the date we assumed majority ownership of Eyretel. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Use of Estimates—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Cash and Cash Equivalents and Investments—Cash and cash equivalents consist of cash on deposit, money market accounts, auction rate securities and commercial paper. We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

        Investments are classified as available for sale and are carried at fair market value. Unrealized holding gains and losses on such investments are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from sales are based on the specific identification method. Our investments are presented as current assets as management expects to use them within one year even though some have scheduled maturities of greater than one year.

        Accounts Receivable—Accounts receivable include amounts due from customers for which revenue has been recognized. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience and any specific customer collection issues that we have identified. Account balances are charged off against the allowance for doubtful accounts after reasonable means of collection have been exhausted and the potential for recovery is considered remote.

        Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Property and equipment are comprised of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$5,091	$3,287
Software	2,571	1,792
Other equipment	2,880	2,008
Furniture and fixtures	593	276
Leasehold improvements	2,562	1,575

	13,697	8,938
Less accumulated depreciation and amortization	7,556	3,881

	$6,141	$5,057

        Depreciation and amortization of property and equipment was $3.8 million, $3.2 million and $3.0 million in 2003, 2002 and 2001, respectively.

        Long-Lived Assets—Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our intangible assets are amortized on a straight-line basis. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date no impairments have been identified.

        Revenue Recognition and Deferred Revenue—We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We recognize revenue using the residual method of accounting since our revenues are derived from customer orders that contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

        Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses were $0.3 million, $0.3 million and $0.7 million in 2003, 2002 and 2001, respectively.

        Research and Development and Software Development Costs—Research and development costs consist primarily of personnel and consulting costs to support product development, and allocated overhead. These costs are generally expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and, therefore, have been charged to expense. During 2003, we capitalized $0.6 million of third-party software development costs in connection with the adaptation of existing products and technologies for new applications, none of which was amortized to research and development expense during 2003. Amortization will begin upon the general availability of the product.

        Merger-Related and Restructuring Costs—Merger-related costs include expenses related to integrating the software products of the acquired company, training personnel on products acquired, establishing the infrastructure and consolidating the operations of the acquired company. Our restructuring charges are comprised primarily of costs related to lease exit costs and severance associated with employee termination costs related to headcount reductions. We account for restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred.

        In connection with the acquisition of Eyretel, we accrued for certain Eyretel contingencies that existed at the date of acquisition and which we believed would result in future cash expenditures. We will reduce such liabilities as those contingencies are resolved, or if we determine that the contingency no longer represents a probable loss. Any adjustments to these liabilities prior to the finalization of the purchase price will impact purchase consideration. Any subsequent adjustments will impact our results of operations.

        Stock-Based Compensation—With the exception of the deferred stock compensation that we recorded at our initial public offering ("IPO"), we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value method as prescribed by SFAS No. 123 (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Reported net (loss) income	$(20,569)	$48	$(5,180)
Add back: Stock-based employee compensation expense included in reported net (loss) income	129	115	171
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(7,893)	(11,472)	(9,278)

Pro forma net loss	$(28,333)	$(11,309)	$(14,287)

Net (loss) income per share:
Reported basic and diluted	$(0.94)	$0.00	$(0.23)

Pro forma basic and diluted	$(1.29)	$(0.50)	$(0.64)

        See Note 12 for a description of the option pricing assumptions used to estimate the fair value of equity instruments granted to employees.

        Income Taxes—We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires companies to recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. We continue to provide a valuation allowance on our deferred tax assets based on an assessment of the likelihood of their realization.

        Net Income (Loss) Per Share—We calculate net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is calculated by dividing our net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted net income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive stock options. The dilutive impact of stock options is determined by applying the treasury stock method. See Note 10 for further information.

        Fair Value of Financial Instruments—At December 31, 2003 and 2002, our financial instruments included cash and cash equivalents, accounts receivable and accounts payable. We believe all of the financial instruments' carrying values approximate fair values because of the short maturities of these instruments. Our investment securities are carried at fair value.

        Foreign Currency—The functional currency has been determined to be the local currency for our foreign subsidiaries. As a result, those subsidiaries' assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a component of stockholders' equity and other comprehensive income (loss).

        Net gains and (losses) from foreign currency denominated transactions are included in other income (expense) and were $0.4 million, $0 and ($0.1) million in 2003, 2002 and 2001, respectively.

        Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. FIN 46 is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of FIN 46 did not have any impact on our financial statements. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our financial statements.

        Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The adoption of FIN 45 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. In connection with the Eyretel acquisition in March 2003, we executed a restructuring plan, which is being accounted for pursuant to SFAS No. 146 (see Note 4).

        Effective July 1, 2003, we prospectively adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

        Effective July 1, 2003, we prospectively adopted Emerging Issues Task Force ("EITF") No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and EITF No. 03-05, Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software. The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF No. 00-21. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. The adoption of EITF Nos. 00-21 and 03-05 did not have a material impact on our financial statements.

        Effective January 1, 2003, we adopted EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity securities. The requirement applies to investments in debt and marketable securities that are accounted for under SFAS No. 115. The adoption of EITF No. 03-1 did not have a material effect on our financial statements.

2.     Eyretel Acquisition

        During the first quarter of 2003, we acquired a controlling interest in Eyretel and completed the acquisition during the second quarter of 2003. We paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million, excluding shares owned by Eyretel's employee stock option trust at the time of acquisition. The acquisition was intended to extend our presence in international markets and to expand our product line by adding a full-time compliance recording software solution. We commenced the consolidation of Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

        The following summarizes the total purchase price for Eyretel as of December 31, 2003 (in thousands):

Purchase price (paid in cash)	$55,269
Estimated direct transaction costs	4,958

$60,227

        Under the purchase method of accounting, the total purchase price is allocated to Eyretel's net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The purchase price allocation for this acquisition may be revised at a later date when additional information concerning pre-acquisition contingencies, cost of the acquisition and asset and liability valuations becomes evident. The purchase price allocation is as follows (in thousands):

Cash and investments	$38,814
Other current assets	21,985
Property and equipment, net	2,597
Identifiable intangible assets acquired:
Acquired technology	12,691
Distribution arrangements	4,928
Customer lists	2,389
Trademarks	1,194
In-process research and development	7,840

Total assets acquired	92,438
Current liabilities	(16,264)
Restructuring accruals	(4,958)
Deferred revenue	(5,512)
Other long-term liabilities	(2,280)
Deferred tax liability	(3,197)

Total liabilities assumed	(32,211)

$60,227

        The fair value of identifiable intangible assets was determined with the assistance of an independent third-party appraiser using either an income or cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets. We estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") related to developing enhancements and new products for the voice and data recording, quality monitoring and analysis industry that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. We calculated the value of the IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges; and costs already incurred and the expected costs to complete.

        Supplemental unaudited pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2002 is as follows (in thousands, except per share amounts):

	December 31,
	2003	2002
Total revenues	$121,958	$124,168
Net loss	(25,219)	(26,853)
Net loss per share	$(1.15)	$(1.19)

        The above pro forma results include adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income. In addition, the pro forma results exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

3.     Intangible Assets

        The following tables present the components of intangible assets (in thousands):

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$17,120	$4,696	$12,424
Distribution arrangements	5,081	849	4,232
Customer list	2,746	455	2,291
Trademarks	1,373	379	994
Patents	190	48	142

	$26,510	$6,427	$20,083

	December 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$150	$100	$50
Patents	148	13	135

	$298	$113	$185

        The acquired technology and trademarks are being amortized on a straight-line basis over three or four years and the distribution arrangements, customer list and patents are being amortized on a straight-line basis over five years. The intangible assets and amortization expenses are subject to foreign currency translation adjustments. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Included in:
Cost of product revenue	$4,139	$50	$50
Selling, general and administrative	1,774	13	—
Research and development	—	338	488

	$5,913	$401	$538

        The estimated future amortization expense of the intangible assets as of December 31, 2003 is as follows (in thousands):

2004	$7,383
2005	7,383
2006	3,243
Thereafter	2,074

$20,083

4.     Merger-Related and Restructuring Costs

        As a result of the Eyretel acquisition in March 2003, we recorded in our purchase price allocation certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
2003 acquisition-related restructuring provision	$2,522	$2,436	$4,958
Cash payments	(2,138)	(662)	(2,800)
Foreign exchange translation	—	162	162

Total accrual at December 31, 2003	384	1,936	2,320
Less: Long-term portion	—	1,626	1,626

Current portion at December 31, 2003	$384	$310	$694

        We also incurred merger-related restructuring costs for Witness personnel reductions and the consolidation of certain Witness facilities that are classified as merger-related costs in the accompanying statement of operations. The following table summarizes the merger-related restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrued at December 31, 2002	—	—	—
2003 merger-related restructuring provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424

        We reported total merger-related costs of $7.9 million in the accompanying consolidated statement of operations for 2003. In addition to the $2.2 million in merger-related restructuring costs outlined in the above table, merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.8 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with ours, and $1.0 million relating to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay this bonus totaling £1.0 million (or $1.8 million at December 31, 2003) to our COO in association with the Eyretel acquisition and subsequent integration. This bonus is payable in two installments due March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control. The merger-related restructuring activities were substantially completed as of December 31, 2003. Certain activity may continue to occur through March 2004.

5.     Purchase of Other Business' Assets

        In February 2003, we purchased the assets of a software and services company in order to acquire certain business intelligence technology for $2.4 million in cash, including direct costs of $0.3 million. As a result of the purchase, we recorded an intangible asset of $2.5 million for acquired technology.

6.     Investments

        The amortized cost and fair market value of cash and cash equivalents and investments available for sale as of December 31, 2003 and 2002 were as follows:

		Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
December 31, 2003
Cash and cash equivalents:
Cash	$12,836	—	—	$12,836
Money market funds	7,682	—	—	7,682
Auction rate securities	9,200	—	—	9,200
Commercial paper	999	—	—	999

Total cash and cash equivalents	$30,717	—	—	$30,717

Investments:
Certificates of deposit	$542	—	—	$542
Corporate debt securities	6,621	$1	$(9)	6,613
U.S. Government Agency securities	3,000	2	(2)	3,000

Total investments	$10,163	$3	$(11)	$10,155

December 31, 2002
Cash and cash equivalents:
Cash	$4,991	—	—	$4,991
Money market fund	25,098	—	—	25,098
Auction rate securities	6,302	—	—	6,302

Total cash and cash equivalents	$36,391	—	—	$36,391

Investments:
Auction rate securities	$1,501	—	—	$1,501
Corporate debt securities	13,383	$164	—	13,547
U.S. Government Agency securities	13,888	11	$(10)	13,889

Total investments	$28,772	$175	$(10)	$28,937

        At December 31, 2003, all investments had maturity dates ranging from one to three years. The unrealized holding losses of $11,000 at December 31, 2003 were comprised of seven corporate debt and one U.S. Government Agency security with a fair market value of $9.6 million. All of the corporate securities are of the highest triple A rating. The impairment is due to the slight rise in interest rates. As of December 31, 2003, none of the individual securities have been in a loss position for more than 12 months, and we believe this impairment to be temporary. Interest and other income, net includes $0.8 million of interest income and $0.2 million of realized gains during 2003, which were incurred primarily as a result of the liquidation of our investment portfolio for the Eyretel acquisition.

        At December 31, 2002, the estimated fair market value of investments with maturity dates ranging from 91 days to one year totaled $8.3 million and investments with maturity dates ranging from one to three years totaled $20.6 million. There were no realized gains or losses from sales during 2002 and 2001.

7.     Line of Credit

        We maintain various borrowing and credit arrangements, primarily consisting of a line of credit of $15.0 million maturing in March 2004. At our election, borrowings under the line of credit bear interest at the bank's prime rate, which was 4.0% at December 31, 2003 or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. During 2003, we amended the amount of our tangible net worth requirement due to the effect of the Eyretel acquisition. As of December 31, 2003, we were in compliance with our bank covenants.

        As of December 31, 2003, we had no amounts outstanding under the line of credit and the amount available for borrowing was $11.7 million, which was net of outstanding letters of credit of $3.3 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a letter of credit securing our premises in the United Kingdom in the amount of £0.3 million.

8.     Acquired In-Process Research and Development and Related Charges

        In connection with the Eyretel acquisition, we recorded $7.8 million in IPR&D charges during 2003. See Note 2 for further information.

        During 2001, we recorded charges totaling $4.8 million for IPR&D acquired from various third parties. At the date of these transactions, the acquired IPR&D technologies had not progressed to a stage where they met technological feasibility and had no alternative future uses. At the time of each transaction, we estimated the stage of completion of the project and the time and resources required to complete the project by creating a product design plan and evaluating the progress of the acquired technology towards this plan. A significant amount of uncertainty existed as to our ability to complete the development projects within a timeframe acceptable to the market, and failure to do so would have caused our competitive position in the market to erode. Additionally, the amount of development required to enable the acquired technology to integrate with our primary product was estimated to be significant, which increased the uncertainty surrounding its successful development. These projects were successfully completed by June 30, 2002.

9.     Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2003	2002
Accrued commissions, compensation and benefits	$7,495	$3,167
Restructuring accruals	1,352	—
Acquisition related liabilities	6,188	—
Other accrued expenses	8,544	3,322

	$23,579	$6,489

10.   Net (Loss) Income Per Share

        The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net (loss) income	$(20,569)	$48	$(5,180)

Average shares of common stock outstanding:
Basic	21,991	22,626	22,258
Effect of stock options	—	898	—

Diluted common shares outstanding	21,991	23,524	22,258

Net (loss) income per share:
Basic	$(0.94)	$0.00	$(0.23)

Diluted	$(0.94)	$0.00	$(0.23)

        We have excluded all outstanding stock options from the calculation of historical diluted net loss per common share for 2003 and 2001 because we reported a loss in these periods and all such securities are anti-dilutive. The total number of shares excluded from the calculations of historical diluted net loss per common share for 2003 and 2001 was 1,301,994 and 1,573,445, respectively, calculated using the treasury stock. See Note 12 for further information. In 2003, 2002 and 2001, 4,392,990, 3,587,378 and 638,528 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the fair market value of our common stock, and therefore had an anti-dilutive effect.

11.   Stockholders' Equity

        Comprehensive Income—Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2003	2002
Cumulative foreign currency translation adjustments	$3,994	$(164)
Unrealized (loss) gain on investments	(8)	165

	$3,986	$1

        Stock Repurchases—In 2002, our Board of Directors authorized a stock repurchase program to spend up to $10.0 million to repurchase our common stock. As of December 31, 2003, we had repurchased 1,045,500 shares of our common stock for $3.1 million, which were constructively retired.

        Notes Receivable from Stock Sales—In 1999, we received notes totaling $1.8 million from our Chief Executive Officer ("CEO") in exchange for 991,993 shares of our common stock. In February 2002, the notes receivable were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note was payable in three equal payments of principal and interest due annually through February 2005. During the first quarter of 2003, the CEO made the first principal payment of approximately $0.5 million and the related interest. In December 2003, the CEO transferred 107,866 shares of our common stock, which he had held for more than six months, to an investment brokerage account in full satisfaction of the note.

12.   Employee Benefit Plans

        Stock Incentive Plans—We have three stock incentive plans: (i) the 1999 Stock Incentive Plan (the "1999 Plan"); (ii) the 2003 Broad Based Option Plan (the "2003 Plan"); and (iii) the 2003 Non-employee Director Stock Option Global Plan (the "Director Plan").

        Under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with Witness, as defined. In 2001, our stockholders modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. During 2003, 2,884,106 stock options were granted under the 1999 Plan. At December 31, 2003, there were 10,873,128 shares authorized for issuance, of which 195,979 shares remain available for future grant.

        In connection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, and we may grant shares of common stock in the form of stock options. During 2003, 1,454,044 stock options were granted to former Eyretel employees under the 2003 Plan. At December 31, 2003, there were 1,600,000 shares authorized for issuance, of which 148,956 shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance.

        The Director Plan became effective in May 2003 and grants continuing non-employee members of the Board of Directors non-qualified options to purchase shares of our common stock, pursuant to a formula award. During 2003, 24,000 stock options were granted under the Director Plan. At

December 31, 2003, there were 500,000 shares authorized for issuance, of which 476,000 shares remain available for future grant.

        Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under these plans during 2003, 2002 and 2001 were non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date. Option vesting terms typically range from two to four years and expire no more than ten years from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control of Witness. To the extent that this occurs, we may have a future charge.

        For the years ended December 31, 2003, 2002 and 2001, we incurred $0.1 million, $0.1 million and $0.2 million, respectively, in deferred stock compensation charges for certain 1999 stock grants, with such charges being classified into their respective department functional areas. There was no unamortized deferred stock compensation balance at December 31, 2003.

        The following summarizes stock option activity under all stock option plans:

	Number of shares	Weighted- average exercise price
Balance at December 31, 2000	3,798,483	$6.43
Granted	2,637,630	9.02
Exercised	(422,455)	2.52
Cancelled	(643,511)	7.94

Balance at December 31, 2001	5,370,147	7.82
Granted	1,383,607	8.65
Exercised	(378,017)	2.37
Cancelled	(769,620)	9.82

Balance at December 31, 2002	5,606,117	8.12
Granted	4,362,150	4.27
Exercised	(284,843)	3.58
Cancelled	(1,061,194)	7.60

Balance at December 31, 2003	8,622,230	6.39

        The following table summarizes information about stock options outstanding at December 31, 2003:

				Exercisable
		Weighted- Average Remaining Life	Weighted- Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number of shares	Weighted- Average Exercise Price
$0.20 - $ 3.15	2,266,640	7.9 years	$2.70	704,020	$1.75
$3.19 - $ 5.69	2,368,516	9.3 years	4.65	159,815	5.27
$5.82 - $ 8.05	2,055,924	6.5 years	7.02	1,108,612	7.21
$8.10 - $38.25	1,931,150	7.9 years	12.17	1,056,367	12.85

	8,622,230	8.0 years	6.39	3,028,814	7.81

        The following are the fair values and assumptions used in calculating the pro forma option expense amounts under SFAS No. 123 which are disclosed in Note 1. The weighted-average fair value of stock options granted during 2003, 2002, and 2001 was $2.31, $5.58 and $7.23 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003—volatility of 100%, expected dividend yield of 0%, risk-free interest rate of 2.37%, and an expected life of 2.8 years; 2002—volatility of 120%, expected dividend yield of 0%, risk-free interest rate of 3.25%, and an expected life of 2.5 years; 2001—volatility of 90%, expected dividend yield of 0%, risk-free interest rate of 4.5%, and an expected life of 7.5 years.

        Director and Key Executive Stock Ownership Incentive Policy—In December 2003, we adopted the Director and Key Executive Stock Ownership Incentive Policy (the "Policy"). The Policy is intended to promote the interests of Witness and its stockholders by encouraging members of the Board of Directors and key executives to purchase shares of our common stock. Under the Policy, an eligible person who purchases at least 500 shares and up to 3,000 shares of our common stock in the open market will be automatically and immediately granted five options from our 1999 Plan for each share purchased, with an exercise price equal to the closing price of our common stock on the date of purchase. One half of the shares purchased in the open market must be held for one year, and the balance must be held for two years. One-half of the options will vest on the first anniversary of the grant date, and the remaining options will vest in 12 equal monthly installments thereafter. The Policy will remain in effect until March 15, 2004, unless extended by the Board of Directors. During 2003, 62,500 options were granted under this Policy.

        Employee Stock Purchase Plan—Our employee stock purchase plan ("ESPP") allows our employees to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year on January 1 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2003, 339,217 shares of common stock have been issued under the ESPP.

        The following are the fair values and assumptions used in calculating the pro forma ESPP expense amounts under SFAS No. 123 which are disclosed in Note 1. The weighted-average fair value of the employee's purchase rights under the ESPP granted during 2003, 2002 and 2001 was $1.74, $5.10 and $5.09 per share, respectively, using the Black-Scholes option-pricing model with the same weighted-

average assumptions as for the stock incentive plans except for the expected life assumption which was six months.

        Retirement Plans—We have a U.S. tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute by salary reduction up to 20% of eligible compensation, subject to U.S. Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions. We also have a personal savings plan ("Savings Plan") for our United Kingdom employees. In accordance with the Inland Revenue limitations, employees are eligible to invest of up to 20% of base salary in the Savings Plan, which includes employer contributions ranging from 5% to 7%. We contributed $0.6 million, $0.3 million and $0.3 million to the 401(k) Plan and Savings Plan in 2003, 2002 and 2001, respectively.

        Stockholder's Rights Plan—We have a stockholder rights plan (the "Rights Plan") which has the effect of causing substantial dilution to a person or group that attempts to acquire Witness on terms not approved by the Board of Directors. Under the Rights Plan, we issued a dividend of one right for each share of our common stock, par value of $0.01 per share, held by stockholders of record as of the close of business on November 4, 2002. Each right will entitle stockholders to purchase one unit of a share of our Series A Junior Participating Preferred Stock for $25.00. The rights generally will be exercisable only upon the occurrence of certain events, and will expire on November 4, 2012.

        The Rights Plan has no present dilutive effect on our capital structure, nor will it affect reported earnings per share or change the way our shares of common stock are traded. Neither the adoption of the Rights Plan, nor the dividend distribution of the rights, was taxable to our shareholders or us.

13.   Income Taxes

        The components of the provision for income taxes (all current) for 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Federal	$(40)	$(32)	$52
State	—	—	32
Foreign	347	293	32

Total	$307	$261	$116

        Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before provision for income taxes as a result of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Computed "expected" tax expense (benefit)	$(6,889)	$105	$(1,722)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(1,258)	(7)	(186)
Nondeductible meals & entertainment	155	148	127
Other permanent differences	(210)	(356)	(206)
Income tax effect attributable to foreign operations at different rates	(323)	384	(160)
Generation of research and experimentation credit carryforward	(460)	(440)	(332)
Increase in valuation allowance	9,372	411	2,589
Other, net	(80)	16	6

	$307	$261	$116

        The income tax effects of temporary differences that give rise to significant portions our deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2003	2002
Deferred income tax assets:
Allowance for bad debts	$538	$449
Accruals not deducted for tax	2,482	145
Property and equipment, principally due to differences in depreciation	4,570	1,906
Net operating loss and research and experimentation credit carryforwards	23,573	6,441

Gross deferred income tax assets	31,163	8,941
Less valuation allowance	(28,553)	(8,941)

Net deferred income tax assets	2,610	—
Deferred income tax liabilities:
Intangible assets	(5,807)	—

	$3,197	—

        The net change in the valuation allowance for deferred income tax assets for 2003, 2002 and 2001 was an increase of $19.6 million, $0.4 million and $2.6 million, respectively. We provide a valuation allowance on our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies.

        At December 31, 2003, we had net operating loss and research and experimentation credit carryforwards for U.S. federal income tax purposes of $18.2 million and $2.0 million, respectively, which expire in varying amounts beginning in the year 2014. We also have incurred foreign losses in the amount of $37.9 million as of December 31, 2003, which are available to offset future taxable income in their respective foreign jurisdictions. These foreign losses expire in varying amounts beginning in 2005.

        Included in our U.S. net operating loss carryforward are tax deductions of approximately $4.0 million resulting from the exercise of stock options. We have established a valuation allowance with respect to the tax benefit created by these tax deductions. In accordance with APB Opinion No. 25, any income tax benefit derived from these tax deductions will be reflected as additional paid-in capital at the time we recognize any such income tax benefit.

        Losses before income taxes from foreign operations were $(4.0) million, $(0.8) million and $(2.6) million in 2003, 2002 and 2001, respectively. Income (losses) before income taxes from U.S. operations were $(16.3) million, $1.1 million and ($2.5) million in 2003, 2002 and 2001, respectively.

14.   Segment and Geographic Information

        We consider ourselves to be in a single industry segment, specifically licensing and servicing of software applications to the customer interaction recording and analysis market. Our chief operating decision maker receives financial information by geographic region; however, our operating segments are aggregated into one reportable segment based upon similar economic characteristics, products, services and delivery methods.

        World-wide annual revenue based on customer location is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$59,830	$50,600	$52,573
United Kingdom	24,009	2,199	3,605
Rest of world	24,198	14,887	6,344

Total	$108,037	$67,686	$62,522

        The rest of world revenue was derived primarily from customers located in Canada, Continental Europe, Mexico, Australia, China, India, Brazil and Japan. No individual customer accounted for more than 10% of consolidated revenue during 2003, 2002 or 2001.

        Long-lived assets, including intangible assets, by geography are as follows (in thousands):

	December 31,
	2003	2002
United States	$5,893	$4,934
United Kingdom	16,351	85
Rest of World	3,980	223

Total	$26,224	$5,242

15.   Related Party Transactions

        Tom Crotty, a member of our Board of Directors, is a managing member of Battery Partners IV LLC, the general partner of Battery Ventures IV, and a managing member of Battery Partners VI LLC, the general partner of Battery Ventures VI. Battery Ventures IV held more than 5% of our stock at

December 31, 2003 and holds less than 1% of our stock at the date of this report. Our CEO is a limited partner in Battery Ventures VI, L.P.

16.   Commitments and Contingencies

        Operating Commitments—We lease office facilities, including our corporate headquarters, and certain office furniture and equipment under various noncancelable operating lease agreements. Future minimum payments under these leases at December 31, 2003, are as follows (in thousands):

December 31,
2004	$6,248
2005	5,670
2006	4,674
2007	4,026
2008	1,406
Thereafter	8,297

$30,321

        Lease expense for the years ended December 31, 2003, 2002, and 2001 was $5.6 million, $4.2 million and $4.4 million, respectively.

        Legal Proceedings—From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

        On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. ("Knowlagent"), which is the assignee of the United States Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software suite of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested that monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. We are currently in the discovery phase of the lawsuit and, consequently, an estimate of the potential outcome cannot be made. However, we do not believe the ultimate resolution will have a material adverse effect on our financial statements.

        We are not party to any other litigation or other legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

        Indemnifications and Warranties—We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of our software in its software licensing agreements. We have historically not made any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, we warrant to customers that our software products operate substantially in accordance with the software product's specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for warranty costs have been made.

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Increases	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2003	$1,339	$2,779	$(1,534)	$2,584
Year ended December 31, 2002	1,454	600	(715)	1,339
Year ended December 31, 2001	775	1,624	(945)	1,454
Sales Allowances:
Year ended December 31, 2003	$235	$268	$(247)	$256
Year ended December 31, 2002	169	308	(242)	235
Year ended December 31, 2001	353	160	(344)	169

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004

WITNESS SYSTEMS, INC.
BY:	/s/ DAVID B. GOULD David B. Gould Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ DAVID B. GOULD David B. Gould	Chairman of the Board and Chief Executive Officer	March 12, 2004
/s/ WILLIAM F. EVANS William F. Evans	Executive Vice President and Chief Financial Officer	March 12, 2004
/s/ THOMAS J. CROTTY Thomas J. Crotty	Director	March 12, 2004
/s/ JOEL G. KATZ Joel G. Katz	Director	March 12, 2004
/s/ PETER SINISGALLI Peter Sinisgalli	Director	March 12, 2004
/s/ DAN LAUTENBACH Dan Lautenbach	Director	March 12, 2004
/s/ TERRY OSBORNE Terry Osborne	Director	March 12, 2004

QuickLinks

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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
WITNESS SYSTEMS, INC. Index to Consolidated Financial Statements
Independent Auditors' Report
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands) Years Ended December 31, 2003, 2002 and 2001
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003
Valuation and Qualifying Accounts
SIGNATURES