Form 10-Q
period 2004-03-31
WITNESS SYSTEMS INC
filed 2004-05-10
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $.01 per share	22,908,998

WITNESS SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$37,157	$30,717
Investments	11,181	10,155
Accounts receivable, net of allowance for doubtful accounts of $2,214 at March 31, 2004 and $2,584 at December 31, 2003	28,347	31,707
Prepaid and other current assets	5,172	3,882

Total current assets	81,857	76,461
Intangible assets, net	15,237	20,083
Property and equipment, net	5,726	6,141
Other assets	1,169	1,606

	$103,989	$104,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,498	$3,648
Accrued expenses	19,649	23,579
Deferred revenue	21,148	19,966

Total current liabilities	44,295	47,193
Other long-term liabilities	4,443	3,906
Net deferred tax liability	282	3,197

Total liabilities	49,020	54,296

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 22,803,420 and 22,169,672 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	228	222
Additional paid-in capital	98,048	94,293
Accumulated deficit	(48,036)	(48,506)
Accumulated other comprehensive income	4,729	3,986

Total stockholders' equity	54,969	49,995

	$103,989	$104,291

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Product	$13,902	$6,667
Services	19,050	10,561

Total revenue	32,952	17,228

Cost of revenue:
Product	3,910	862
Services	7,936	3,654

Total cost of revenue	11,846	4,516

Gross profit	21,106	12,712
Operating expenses:
Selling, general and administrative	15,539	10,363
Research and development	4,875	3,799
Merger-related costs	368	1,964
Acquired in-process research and development charges	—	7,840

Operating income (loss)	324	(11,254)
Interest and other income, net	171	525

Income (loss) before provision for income taxes	495	(10,729)
Provision for income taxes	25	84

Net income (loss)	$470	$(10,813)

Net income (loss) per share:
Basic	$0.02	$(0.49)

Diluted	$0.02	$(0.49)

Weighted-average common shares outstanding:
Basic	22,493	21,903

Diluted	26,440	21,903

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$470	$(10,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development	—	7,840
Amortization of intangible assets	1,864	272
Depreciation and amortization of property and equipment	827	807
Provision for doubtful accounts	220	323
Other	102	177
Changes in operating assets and liabilities:
Accounts receivable	3,246	(210)
Prepaid and other assets	1,488	(295)
Accounts payable and accrued expenses	(4,999)	(18)
Deferred revenue	1,054	1,142

Net cash provided by (used in) operating activities	4,272	(775)

Cash flows from investing activities:
Capital expenditures	(391)	(217)
Purchases of investments	(3,729)	(3,105)
Proceeds from maturities of investments	1,996	4,888
Proceeds from sales of investments	646	26,938
Acquisition of Eyretel plc, net of cash acquired of $38,814	—	(14,203)
Purchase of other business assets	—	(1,385)
Allocation to restricted cash	—	(5,998)

Net cash (used in) provided by investing activities	(1,478)	6,918

Cash flows from financing activities:
Proceeds from exercise of stock options	3,359	123
Proceeds from short-term borrowings	—	5,000
Repayments of notes receivable from stockholders	—	484
Stock repurchases	—	(734)

Net cash provided by financing activities	3,359	4,873

Effect of exchange rate changes on cash	287	(3)
Net increase in cash and cash equivalents	6,440	11,013
Cash and cash equivalents at beginning of year	30,717	36,391

Cash and cash equivalents at end of year	$37,157	$47,404
Supplemental cash flow information:
Cash paid for interest	$—	$14

Cash paid for income taxes	$115	$15

Non-cash investing activities:
Purchase of other business assets with short-term borrowings	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

1.     Basis of Presentation

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

        Principles of Consolidation and Reclassifications—The unaudited interim condensed consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries. During the first quarter of 2003, we acquired Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers. We commenced the consolidation of their results of operations on March 22, 2003, the date we assumed majority ownership of Eyretel. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

        The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States of America. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the U.S. Securities and Exchange Commission.

        Use of Estimates—The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

2.     Revenue Recognition and Deferred Revenue

        We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. During the first quarter of 2004, we also had $2.3 million in hardware revenue as a result of our acquisition of Eyretel. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. Our revenues are derived from customer orders that contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We recognize revenue using the residual method of accounting since we have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of other related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract.

        Deferred revenue consists of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

3.     Net Income (Loss) Per Share

        The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$470	$(10,813)

Average shares of common stock outstanding:
Basic	22,493	21,903
Dilutive effect of stock options computed using the treasury stock method	3,947	—

Diluted common shares outstanding	26,440	21,903

Net income (loss) per share:
Basic	$0.02	$(0.49)

Diluted	$0.02	$(0.49)

        We have excluded all outstanding stock options from the calculation of historical diluted net loss per common share for the first quarter of 2003 because we reported a loss in the period and all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per common share for the first quarter of 2003 was 353,195 using the treasury stock method. In the first quarter of 2004 and 2003, 1,139,081 and 6,052,820 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock during those periods, and therefore had an anti-dilutive effect.

4.     Stock-Based Compensation

        We generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value method as prescribed by SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Reported net income (loss)	$470	$(10,813)
Add back: Stock-based employee compensation expense included in reported net income (loss)	—	23
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,570)	(1,798)

Pro forma net loss	$(1,100)	$(12,588)

Net income (loss) per share:
Reported basic and diluted	$0.02	$(0.49)

Pro forma basic and diluted	$(0.05)	$(0.57)

        As of March 31, 2004, there were 3.6 million shares available for future grants under our stock option plans.

5.     Comprehensive Income (Loss)

        Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$470	$(10,813)
Other comprehensive income (loss):
Unrealized net holding gain (loss) on investments	14	(165)
Foreign currency translation adjustments	729	(36)

Total comprehensive income (loss)	$1,213	$(11,014)

	March 31, 2004	December 31, 2003
Cumulative foreign currency translation adjustments	$4,723	$3,994
Unrealized gain (loss) on investments	6	(8)

Total accumulated other comprehensive income	$4,729	$3,986

6.     Eyretel Acquisition

        During the first quarter of 2003, we acquired a controlling interest in Eyretel and completed the acquisition during the second quarter of 2003. We paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million, excluding shares owned by Eyretel's employee stock option trust at the time of acquisition. The acquisition was intended to extend our presence in international markets and to expand our product line by adding a full-time compliance recording solution. We commenced the consolidation of Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

        The following summarizes the total purchase price for Eyretel (in thousands):

Purchase price (paid in cash)	$55,269
Estimated direct transaction costs	4,458

$59,727

        Under the purchase method of accounting, the total purchase price is allocated to Eyretel's net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. During the first quarter of 2004, we recorded our final adjustments to the purchase price allocation, the majority of which affected the deferred tax liability and the intangible assets. The final purchase price allocation is as follows (in thousands):

Cash and investments	$38,814
Other current assets	22,438
Property and equipment, net	2,597
Identifiable intangible assets acquired:
Acquired technology	10,700
Distribution arrangements	4,124
Customer lists	1,956
Trademarks	1,007
In-process research and development	7,840

Total assets acquired	89,476
Current liabilities	(16,165)
Restructuring accruals	(5,254)
Deferred revenue	(5,512)
Other long-term liabilities	(2,536)
Deferred tax liability	(282)

Total liabilities assumed	(29,749)

$59,727

        The fair value of identifiable intangible assets was determined with the assistance of Taylor Consulting Group, Inc., an independent third-party appraiser, using either an income or cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets. We estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") related to developing enhancements and new products for the voice and data recording, quality monitoring and analysis industry that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. We calculated the value of the IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges; and costs already incurred and the expected costs to complete.

        Supplemental unaudited pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts):

March 31, 2003
Total revenues	$31,149
Net loss	(15,465)
Net loss per share—basic and diluted	$(0.71)
Weighted average shares—basic and diluted	21,903

        The above pro forma results include adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income assuming the purchase was paid from available cash. In addition, the pro forma results exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

7.     Acquisition-Related Restructuring Accruals and Merger-Related Costs

        As a result of the Eyretel acquisition in March 2003, we recorded in our purchase price allocation certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. The following table summarizes the restructuring accrual activity included in accrued expenses in the accompanying balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Acquisition-related restructuring provision	$2,522	$2,436	$4,958
Cash payments	(2,138)	(662)	(2,800)
Foreign exchange translation	—	162	162

Accrual at December 31, 2003	$384	$1,936	$2,320
Additional acquisition-related restructuring provision	(97)	393	296
Cash payments	(65)	(89)	(154)
Foreign exchange translation	—	(49)	(49)

Accrual at March 31, 2004	222	2,191	2,413
Less: Long-term portion	—	1,942	1,942

Current portion at March 31, 2004	$222	$249	$471

        We also incurred other merger-related costs related to Witness lease terminations and severance associated with Witness employee terminations during the merger integration process that are classified as merger-related costs in the accompanying statement of operations. The following table summarizes the other merger-related accrual activity included in accrued expenses in the accompanying balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424
Cash payments	(264)	—	(264)

Accrual at March 31, 2004	$160	—	$160

        We incurred merger-related costs of $0.4 million and $2.0 million during the first quarters of 2004 and 2003, respectively. The 2004 merger-related costs related to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2004) is due March 2005 but may be payable in advance under certain circumstances, such as a change of control. The 2003 merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $0.5 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with Witness, $0.4 million of facilities costs to consolidate Witness' facilities and $0.2 million of expenses related to Witness employee severance and benefits. We expect to incur merger-related costs through the first quarter of 2005 related only to the COO bonus, which is being recognized over the related service period.

8.     Intangible Assets

        The following tables present the components of intangible assets (in thousands):

	March 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$15,568	$(6,233)	$9,335
Distribution arrangements	4,298	(1,037)	3,261
Customer list	2,396	(612)	1,784
Trademarks	1,226	(509)	717
Patents	198	(58)	140

	$23,686	$(8,449)	$15,237

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$17,120	$(4,696)	$12,424
Distribution arrangements	5,081	(849)	4,232
Customer list	2,746	(455)	2,291
Trademarks	1,373	(379)	994
Patents	190	(48)	142

	$26,510	$(6,427)	$20,083

        The intangible assets and amortization expenses are subject to foreign currency translation adjustments. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Included in:
Cost of product revenue	$1,409	$64
Selling, general and administrative	455	208

	$1,864	$272

9.     Director and Key Executive Stock Ownership Incentive Policy

        In December 2003, we adopted the Director and Key Executive Stock Ownership Incentive Policy (the "Policy"). The Policy is intended to promote the interests of Witness and its stockholders by encouraging members of the Board of Directors and key executives to purchase shares of our common stock. Under the Policy, an eligible person who purchases at least 500 shares and up to 3,000 shares of our common stock in the open market will be automatically and immediately granted five options from our 1999 Plan for each share purchased, with an exercise price equal to the closing price of our common stock on the date of purchase. One half of the shares purchased in the open market must be held for one year, and the balance must be held for two years. One-half of the options will vest on the first anniversary of the grant date, and the remaining options will vest in 12 equal monthly installments thereafter. In the first quarter of 2004, the Board of Directors extended the Policy to remain in effect until June 15, 2004. As of March 31, 2004, 92,500 options have been granted under this Policy.

10.   Line of Credit

        In March 2004, we extended the maturity date on our $15.0 million line of credit to March 2005. At our election, borrowings under the line of credit bear interest at the bank's prime rate or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of March 31, 2004, we were in compliance with our bank covenants.

        As of March 31, 2004, we had no amounts outstanding under the line of credit and the amount available for borrowing was $11.8 million, which was net of outstanding letters of credit of $3.2 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a letter of credit securing our premises in the United Kingdom in the amount of £0.3 million.

11.   Segment and Geographic Information

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

        World-wide annual revenue based on customer location is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
United States	$18,578	$12,097
United Kingdom	8,607	1,674
Rest of world	5,767	3,457

Total	$32,952	$17,228

        The rest of world revenue was derived primarily from customers located in Canada, Continental Europe, Mexico, Australia, China, India, Brazil and Japan. No individual customer accounted for more than 10% of consolidated revenue during the three months ended March 31, 2004 or 2003.

        Long-lived assets, including intangible assets, by geography are as follows (in thousands):

	March 31, 2004	December 31, 2003
United States	$5,460	$5,893
United Kingdom	12,321	16,351
Rest of world	3,182	3,980

Total	$20,963	$26,224

12.   Legal Proceedings

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

13.   Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46-R, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. For enterprises that are not small business issuers, FIN No. 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN No. 46-R did not have an impact on our financial condition or results of operations.

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

        We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. We also derived $2.3 million of product revenue by selling hardware to customers in the first quarter of 2004, which began in the second quarter of 2003 as a result of the acquisition of Eyretel plc ("Eyretel") in March 2003. To date, eQuality Balance™ and eQuality ContactStore, our business-driven and/or full-time customer interaction recording solutions, have generated the majority of our product revenue and will continue to do so throughout 2004. We sell our products through direct and indirect sales channels. Our indirect sales channel consists of distributors and resellers that purchase product from us at a discount and then resell our products to end-users (or in the case of distributors, to other resellers) and referral partners who are paid a fee for referring sales leads and/or assisting us in the sales process.

        We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as performance analysis and e-learning management applications, and platforms, such as voice over Internet protocol ("VoIP") product offerings. We currently offer VoIP products to our customers. Although sales of such products were not material to our total revenue in the first quarter of 2004 and 2003, we believe that our VoIP product offerings represent a material growth opportunity as the market transitions to an Internet protocol ("IP") technology environment. In addition, we believe our product offerings can be marketed toward back-office initiatives for business process monitoring, which represents a new market for us. We also intend to expand our global sales channels by continuing to enter into reseller, distributor and similar arrangements with key vendors in the contact center workforce optimization market. However, factors that may influence our ability to grow our product revenue include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

        We plan to grow our services revenue in concert with our product revenue. When our customers license our products, they generally purchase installation, training and one year of support services. Therefore, as we generate product revenue, we also generate the related services revenue. In addition, our customers generally renew their maintenance contracts with us each year. Therefore, our maintenance revenue generally increases as our customer base increases. However, factors that may influence our ability to grow our services revenue include the growth in product revenue and our ability to maintain a high level of customer satisfaction.

        Corporate spending for information technology ("IT") and CRM applications decreased in 2002 and remained relatively flat in 2003, as compared to prior years. While the economic environment remains challenging, there were indications of an improving economic outlook and IT spending showed signs of improvement beginning in the latter part of 2003. We believe IT spending will continue to show signs of strengthening and, as a result, we have forecasted revenue growth throughout 2004.

        In April 2004, we began implementing a strategic initiative to expand our development capabilities in the Asia-Pacific region. We expect to incur approximately $5.0 million in 2004 for equipment and duplicative ramp-up, training and severance costs associated with the transition.

        During the second quarter of 2003, we completed the acquisition of Eyretel, a United Kingdom-based provider of compliance and recording solutions for customer contact centers, for $59.7 million. We acquired Eyretel with the intent to extend our presence in international markets and to expand our product line by adding a full-time compliance recording solution. Our product offerings were complementary to those of Eyretel's. Prior to the acquisition, our principal focus had been software to improve the quality of contact center performance, whereas substantially all of Eyretel's sales were attributable to its full-time compliance recording solution. In addition to this opportunity to expand our product line, Eyretel was attractive to us because it derived nearly half of its revenues from Europe, the Middle East and Africa, and another 24% from the Asia Pacific region, and thus afforded us an opportunity to quickly gain access to those markets, and to quickly expand our indirect sales channel. During 2003, we successfully integrated the two companies in terms of product offerings and business operations. We began consolidating Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel.

        We are headquartered in Roswell, Georgia and have other offices throughout the United States. We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. During the first quarter of 2004 and 2003, 44% and 30%, respectively, of our revenue was derived from customers outside the United States. We had 478 full-time employees at March 31, 2004, compared to 630 at March 31, 2003.

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

        Revenue Recognition.    We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. During the first quarter of 2004, we also had $2.3 million in hardware revenue as a result of our acquisition of Eyretel. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. Our revenues are derived from customer orders that contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We recognize revenue using the residual method of accounting since we generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of other related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract.

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

        Accounting for Acquisitions.    Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and restructuring expenses. In recording the Eyretel acquisition in 2003, management estimates primarily related to the following purchase price components or merger-related costs:

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

        Accounting for Income Taxes.    We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires companies to recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2004, we had net deferred tax liabilities primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a tax benefit if it is estimated that future taxable income is likely.

        Once the deferred tax asset is realized through the utilization of net operating loss carryforwards to future income, we would expect our provision for income taxes in future periods to reflect a normalized effective tax rate that would be significantly higher than past periods.

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

        Stock-Based Compensation.    With the exception of the deferred stock compensation that we recorded at our initial public offering, we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment. On March 31, 2004, the Financial Accounting Standard Board ("FASB") issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which requires the mandatory expensing of stock options beginning in 2005. The Exposure Draft is in its elemental stages and will be replaced with the final guidance as issued by FASB. We will continue to monitor communications on this subject from the FASB in order to determine the impact our financial statements.

Results of Operations

        The following table sets forth the results of operations for the three months ended March 31, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2004	2003
Revenue:
Product	42%	39%
Services	58%	61%

Total revenue	100%	100%

Cost of revenue:
Product	12%	5%
Services	24%	21%

Total cost of revenue	36%	26%

Gross profit	64%	74%
Operating expenses:
Selling, general and administrative	47%	60%
Research and development	15%	22%
Merger-related costs	1%	11%
Acquired in-process research and development charges	0%	46%

Operating income (loss)	1%	(65)%
Interest and other income, net	0%	3%

Income (loss) before provision for income taxes	1%	(62)%
Provision for income taxes	0%	1%

Net income (loss)	1%	(63)%

Impact of Eyretel Acquisition

        We largely completed the integration of Eyretel during the second quarter of 2003 by substantially combining all sales, services, development, marketing, product and support functions. We estimate that the acquisition of Eyretel contributes approximately $50 million of additional annual revenue and that we have achieved approximately $20 million of annual expense savings, primarily though reductions in overhead and personnel. We believe that revenue and expenses beginning in the last half of 2003 reflect the full impact of the Eyretel acquisition and integration. Consequently, the acquisition of Eyretel significantly increased our reported revenues and expenses in the first quarter of 2004 as compared to the first quarter of 2003. In addition, our gross profit margin decreased in the first quarter of 2004, as compared to the first quarter of 2003, due to the inclusion of $2.3 million of hardware revenue without any significant profit margin ($2.0 million of cost of hardware revenue) and an increase of $1.3 million in amortization of intangible assets arising from the Eyretel acquisition. Operating expenses, expressed as a percentage of total revenue, decreased in the first quarter of 2004, as compared to the first quarter of 2003, due to the aforementioned increase in revenue and expense savings following the acquisition of Eyretel.

Revenue

        Total revenue increased 91% in the first quarter of 2004, as compared to the first quarter of 2003, to $33.0 million, due to increases in product and services revenue. During the first quarter of 2004, we installed an additional 103 customer sites, bringing our total number of installed customer sites to 2,444 versus approximately 2,000 at March 31, 2003.

        Product revenue includes software revenue and hardware revenue. Hardware revenue was a new revenue stream beginning in the second quarter of 2003 resulting from the Eyretel acquisition. Because hardware sales negatively impact our gross profit, we intend to continue to transition our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline over time. Product revenue, excluding hardware revenue of $2.3 million in the first quarter of 2004, increased 74% in the first quarter of 2004, as compared to the first quarter of 2003, to $11.6 million, due to increased sales to our international markets and to an increase in the number of product offerings within our software product suite. International revenue increased as a result of our acquisition of Eyretel, which was based in the United Kingdom and had a broader international presence than we previously had.

        During the first quarter of 2004 and 2003, 22% and 34%, respectively, of product revenue was attributable to new customers compared to follow-on revenue from our existing customer base. We receive follow-on revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. Product revenue as a percentage of total revenue, excluding hardware, was 38% in the first quarter of 2004 compared to 39% in the first quarter of 2003. Our product pricing has remained consistent over the previous two years. We expect product revenue to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2004. During the first quarter of 2004, 41% of total product revenue was derived from the indirect sales channel, compared to 24% in the first quarter of 2003. If a substantial number of our indirect sales partners were to terminate their relationships with us, it could have a material effect on our revenues.

        Services revenue, consisting of installation, training, consulting, maintenance revenue and reimbursable travel expenses, increased 80% in the first quarter of 2004, as compared to the first quarter of 2003, to $19.1 million. This increase was due to the installation and training services related to new product sales, customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream and the addition of new consulting services offerings which help our customers better utilize the products they license. The percentage of Witness customers that have historically renewed their maintenance contracts with us has exceeded 90%. We believe that maintenance contracts will be renewed at the same rate during 2004. Services revenue as a percentage of total revenue, excluding hardware revenue, was 62% in the first quarter of 2004 compared to 61% in the first quarter of 2003. Our services pricing has remained consistent over the previous two years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2004.

Cost of Revenue

        Total cost of revenue increased 162% in the first quarter of 2004, as compared to the first quarter of 2003, to $11.8 million. Excluding hardware cost of revenue, which was a new cost beginning in the second quarter of 2003 due to the acquisition of Eyretel, gross profit margin decreased to 68% from 74% in the first quarter of 2003. This decline in gross profit margin was attributable to the increase of $1.3 million in amortization of intangible assets resulting from the Eyretel acquisition in March 2003. We expect our gross profit margin to remain relatively constant in 2004.

        Cost of product revenue primarily consists of amortization of acquired technology, hardware, royalties due to third parties for software components that are embedded in our software applications and packaging costs. Cost of product revenue, excluding hardware costs of $2.0 million, increased 116%, as compared to the first quarter of 2003, to $1.9 million in the first quarter of 2004 due primarily to an increase in amortization of intangible assets of $1.3 million. We will continue to incur amortization expense but expect the cost of hardware to decline as we reduce the amount of planned hardware sales. As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which will increase the cost of product revenue in the future.

        Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue in the first quarter of 2004 increased 117%, as compared to the first quarter of 2003, to $7.9 million due to an increase in the number of employees engaged in installation, training, consulting and customer maintenance services primarily due to the Eyretel acquisition on March 22, 2003. Cost of services revenue as a percentage of services revenue increased to 42% in the first quarter of 2004 from 35% in the first quarter of 2003. We anticipate that our services margins will improve during 2004. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses consist primarily of personnel costs, sales commissions, marketing programs, provisions for bad debt expense, and the amortization of certain intangible assets. SG&A expense increased 50% in the first quarter of 2004, as compared to the first quarter of 2003, to $15.5 million primarily due to higher personnel and overhead costs resulting from an increase in the number of employees engaged in sales, marketing and general and administrative functions, increased spending on marketing programs and due to increased amortization of intangible assets. We expect SG&A expense as a percentage of total revenue to remain relatively constant in the near future as some additional operating efficiencies will be offset by an increase in internal and third-party costs associated with compliance with the rules and regulations of the Sarbanes-Oxley Act of 2002.

        Research and Development.    Research and development ("R&D") expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and, therefore, have been charged to expense. No costs were capitalized during the first quarter of 2004 or 2003. R&D expenses increased 28% in the first quarter of 2004, as compared to the first quarter of 2003, to $4.9 million due primarily to an increased number of employees and consultants engaged in research and development activities. In April 2004, we began implementing a strategic initiative to significantly expand and improve our development capabilities by transitioning a portion of our development function to the Asia-Pacific region. As a result, we plan to double our development capacity by the end of 2004. We expect to incur approximately $5.0 million for equipment and duplicative ramp-up, training and severance costs associated with the development transition during 2004 and, consequently, expect total R&D expense to increase in absolute dollars and as a percentage of total revenue in 2004, as compared to 2003.

        Merger-related Costs.    We incurred merger-related costs of $0.4 million and $2.0 million during the first quarters of 2004 and 2003, respectively. Merger-related costs incurred in the first quarter of 2004 related to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2004) is due March 2005 but may be payable in advance under certain circumstances, such as a change of control.

        Merger-related costs incurred in the first quarter of 2003 included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $0.5 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with Witness, $0.4 million of facilities costs to consolidate Witness' facilities and $0.2 million of expenses related to Witness employee severance and benefits. We expect to incur merger-related costs through the first quarter of 2005 related only to the COO bonus described above, which is being recognized over the related service period.

        Acquired In-Process Research and Development Charges.    In the first quarter of 2003, we estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was calculated with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 67% in the first quarter of 2004, as compared to the first quarter of 2003, to $0.2 million due to lower yields and lower investment balances as a result of the March 2003 acquisition of Eyretel which was a cash transaction. We expect that interest and other income, net will increase slightly throughout 2004, as compared to 2003, in concert with interest rates and an expected increase in our investment balances.

Provision for Income Taxes

        We recorded a provision for foreign income tax of $0.02 million and $0.08 million in the first quarter of 2004 and 2003, respectively. Deferred tax assets are normally recognized for deductible temporary differences and net operating loss and tax credit carryforwards. We have recorded a valuation allowance against deferred tax assets generated as a result of net operating loss carryforwards as the future realization of the tax benefits is not currently considered more likely than not.

Liquidity and Capital Resources

        At March 31, 2004, we had $48.3 million in total cash and cash equivalents and investments which was $7.5 million higher than at December 31, 2003. Working capital also increased by $8.3 million to $37.6 million at March 31, 2004.

        Cash flows from operating activities in the first quarter of 2004 provided $4.3 million compared to cash flows used in operating activities of $(0.8) million in first quarter of 2003. This increase was due primarily to the collection of accounts receivable and a reduction in operating expenses as a percentage of total revenue. We made cash payments of $1.1 million and $2.0 million in merger-related and restructuring costs during the first quarter of 2004 and 2003, respectively. We expect to pay approximately $3.7 million in additional accrued merger-related and restructuring costs throughout the remainder of 2004. Our accounts receivable days sales outstanding ("DSO") decreased from 85 days at December 31, 2003 to 78 days at March 31, 2004. We expect our DSO to remain in this range during the remainder of the year.

        Cash flows used in investing activities in the first quarter of 2004 were $(1.5) million which consisted of the purchase of additional investment securities and capital expenditures made primarily for computer equipment and leasehold improvements. Cash flows provided by investing activities were $6.9 million in the first quarter of 2003 which included the sale of investments securities of $27.0 million to initially fund the Eyretel acquisition partially offset by the acquisition of the majority of Eyretel shares for $14.2 million (net of $38.8 million in cash held by Eyretel), the allocation to restricted cash of $6.0 million for the purchase of the remaining 10.7% outstanding shares of Eyretel as of March 31, 2003 and certain other assets purchased for $1.4 million from a software and services company focused on the business intelligence marketplace.

        Cash flows provided by financing activities during the first quarter of 2004 were $3.4 million as compared to $4.9 million during the first quarter of 2003. The decrease was due to $5.0 million in proceeds from borrowings on our line of credit during the first quarter of 2003. This decrease was partially offset by a $3.2 million increase in the first quarter of 2004, as compared to the first quarter of 2003, in proceeds from the exercise of stock options due primarily to the increase in the market price of our stock and a $0.7 million decrease in stock repurchases. Of the $10 million of stock repurchases that have been authorized, $3.1 million have been repurchased to date, and we do not at this time anticipate making any further repurchases.

        At March 31, 2004, we had $11.8 million available under a line of credit, which was net of outstanding letters of credit of $3.2 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others.

        We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources. We currently expect to have total capital expenditures of approximately $2.5 million in 2004. We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Excess cash and investments, plus the availability under our line of credit, may be used to fund future merger or acquisition transactions. In addition, on March 15, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register up to $80 million of securities, which may consist of common stock or warrants to purchase our common stock. The shelf registration statement, which is not effective yet, is intended to provide us the ability to raise equity capital if and when appropriate for our business. The sale of additional equity securities could result in additional dilution to our stockholders. If cash generated from operations is insufficient to satisfy our liquidity requirements and we are unable or choose not to raise additional equity capital, we may seek to establish new financing arrangements. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure primarily relates to fluctuations in foreign exchange rates and interest rates. Except for the hedge transaction entered into in connection with the Eyretel acquisition, we have not entered into derivative or hedging transactions to manage risk in connection with foreign exchange fluctuations and have not engaged in any interest rate hedging transactions. Due to the current strength of foreign currencies compared to the U.S. dollar, foreign currency translations contributed $0.3 million to our March 31, 2004 cash balance as a result of our subsidiaries' cash being denominated in foreign currencies.

        The majority of our operations have historically been in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, with the acquisition of Eyretel and along with our existing foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have offices in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom and conduct transactions in either the local currency of the location or the U.S. dollar. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, strengthening of the U.S. dollar against foreign currencies could have a material adverse effect on our financial results. Net foreign exchange gains and (losses) were $0 million and $0.1 million in the first quarter of 2004 and 2003, respectively.

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

Factors That May Affect Our Future Results and Market Price of Our Stock

        Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including, but not limited to, the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell our securities. Prospective and existing investors should consider the following factors in evaluating our business or an investment in our securities. If any of the following or other risks actually occurs, our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline.

Because our products have a long sales cycle, it is difficult to plan our expenses and forecast our results; and our operating results may fail to meet investor expectations, which may adversely affect our stock price.

        It typically takes three to nine months from the time we qualify a sales lead until we sign a sales contract with the customer. As a result, it is difficult for us to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would delay the timing of our revenue, but not the timing of most of our corresponding expenses. Lengthening our sales cycle could also increase the total cost of a sale due to additional employee time and costs allocable to the sale. Material or long-term changes in our sales cycle could cause our quarterly revenue or operating results to be below the expectations of investors, and the price of our common stock could fall substantially.

        Our customers' decision process regarding their purchase of our products and services is relatively long due to several factors, including:

  •
  the complex nature of our products, requiring our need to educate potential customers about the uses and benefits of our products;
  •
  competition for the corporate resources necessary to finance the purchase and implementation of our products;

  •
  customers' budgeting and purchasing cycles;
  •
  the extent of customers' evaluation and internal approval process often required before purchasing our products and services; and
  •
  delayed purchases due to announcements of new products or enhancements by our competitors or us.

If our products and services are not used and accepted by existing and prospective customers, our business and results of operations will be adversely affected.

        The market for customer relationship management software, including software that records and analyzes customer interactions, is still developing. Our success depends on the use and acceptance of our software and services by existing and prospective customers. In addition, demand for our software remains uncertain because our existing and potential customers may:

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
  •
  close contact centers.

If we continue to experience losses from operations in the future, the market price of our common stock may be materially and adversely affected.

        With the exception of the first quarter of 2004 and the first and second quarters of 2002, we have historically experienced quarterly losses from operations. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $48.0 million as of March 31, 2004. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to achieve sustained profitability.

        If we do not achieve profitability from operations, we may need to obtain additional financing. We cannot assure you that additional financing would be available to us at an acceptable cost, if at all.

Our operating results are difficult to predict and adverse fluctuations in operating results could cause our stock price to fall.

        Our quarterly revenue and operating results are difficult to predict and could fluctuate significantly from period to period. In particular, we typically derive a significant portion of our software product revenue in each quarter from a small number of relatively large orders. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation, maintenance and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our quarterly revenue is difficult to forecast for several reasons, including the following:

  •
  changes in demand for our products and services;
  •
  late payment by our customers;
  •
  a failure by us to develop, market and manage new software, software enhancements and services that our customers require in a timely manner;
  •
  lengthening of our customers' budgeting and purchasing cycles;
  •
  timing of any acquisitions and related costs;

  •
  delays in installations of our software;
  •
  varying sales and implementation cycles for our products and services from customer to customer;
  •
  the timing and size of changes in our available working capital;
  •
  the failure of our customers to renew their maintenance service agreements;
  •
  the timing of hiring new services employees and the rate at which these employees become productive; and
  •
  the development and performance of our distribution channels.

        As a result of these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance, and you should not rely on them to predict our future performance or the performance of our stock price. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock would likely decline.

We may be unable to manage and expand our international operations, which may adversely affect our business and operating results.

        We derived $14.4 million and $5.1 million in the first quarters of 2004 and 2003, respectively, from customers outside the United States, principally in the United Kingdom, Continental Europe, Hong Kong/Greater China, Canada, Singapore, Japan, Australia, Brazil, India and Mexico. During 2003, we completed the purchase of Eyretel plc. Through this acquisition, we significantly expanded our operations outside of North America. Our operations outside of the United States at December 31, 2003 consisted of 189 dedicated employees located in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom. We have also established relationships with a number of international resellers.

        We intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. These efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or, if we do, we may not be able to grow or to maintain adequate profit margins in these markets. Because of the complex nature of our international expansion, it may adversely affect our business and operating results. International expansion and sales are subject to many risks, including the following:

  •
  limited development of an international market for our software and services;
  •
  expanding and training our international sales force and support operations;
  •
  difficulties in producing localized versions of our products;
  •
  political and economic instability;
  •
  potentially adverse tax consequences of operating in foreign countries;
  •
  import and export restrictions and tariffs;
  •
  longer payment cycles and difficulties in collecting accounts receivable;
  •
  currency fluctuations;
  •
  difficulties and expenses associated with complying with a variety of foreign laws; and
  •
  unexpected changes in regulatory requirements.

        As we further expand our operations outside the United States, we will also face new competitors and competitive environments. In addition to the risks associated with our domestic competitors, foreign competitors may pose an even greater risk, because they may possess a better understanding of their local markets and have better working relationships with local infrastructure providers and others. In particular, because telephone protocols and standards are unique to each country, local competitors will have more experience with, and may have a competitive advantage in, these markets. We may not be able to obtain similar levels of knowledge, which could place us at a significant competitive disadvantage. In addition, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

If we are unable to maintain a productive direct sales force, our business and operating results could be materially adversely affected.

        We believe that our future success will depend on maintaining a productive direct sales force. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in recruiting sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to manage turnover and hire new sales personnel to meet our needs. If the personnel we hire are less qualified than we expect, it may take us more time to train them before they reach an acceptable level of productivity, which could increase our costs and impact our revenue.

If we are unable to expand the distribution of our products through indirect sales channels, our business and operating results could be materially adversely affected.

        Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 41% and 24% of total product revenue in the first quarter of 2004 and 2003, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to continue to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

        Some resellers with which we do business have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. We cannot provide assurance that these distribution partners will devote adequate resources to selling our software and services or that our resellers may not learn about our products and the market for our software and services and develop and sell competing products and services. As a result, our relationships with resellers could lead to increased competition for us.

Intense competition in our business could adversely affect our revenue, profitability and market share.

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

        Many of our current and potential competitors have longer operating histories, more established business relationships, larger customer bases, a broader range of products and services, greater name recognition and substantially greater financial, technical, marketing, personnel, management, service, support and other resources than we do. As a result, our current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, take better advantage of acquisitions and other opportunities, devote greater resources to marketing and selling their products and services and adopt more aggressive pricing policies. We cannot assure you that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us.

        In addition, many of our competitors market their products through resellers and companies that integrate their technology and products with those of the competitor. These resellers and technology partners often have strong business relationships with our customers and potential customers. For example, some of our competitors have better and more long standing relationships than we do with telephone switch vendors. Our competitors may use these business relationships to market and sell their products and compete for potential customers. It is also possible that resellers or technology partners may acquire or be acquired by one or more of our competitors, which would further solidify their business relationships.

        We expect that competition will increase as other established and emerging companies enter our market and as new products, services and technologies are introduced. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially and adversely affect our business, financial condition and results of operations.

Our heavy reliance on sales of our eQuality Balance, eQuality Evaluation and eQuality ContactStore products exposes us to risks of obsolescence due to changes in competitive product offerings.

        We continue to derive a substantial portion of our product revenues from sales of our eQuality Balance and eQuality Evaluation software, and most of Eyretel's product revenue was derived from sales of eQuality ContactStore. We expect revenue from these products to continue to account for most of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products, could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.

If we fail to develop new software or improve our existing software, we may not be able to remain competitive.

        The markets for our products are characterized by rapidly changing technology, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to continue to advance our technology. We have also found that the technological life cycles of our products are difficult to estimate, partially because of changing demands of our customers. We believe that our future success will depend on our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments. Although we are presently developing a number of product enhancements to our product suites, we cannot assure you that these enhancements will be completed on a timely basis or gain customer acceptance.

If our software development activities in the Asia-Pacific region are not successful, we may not be able to meet our development schedules.

        In April 2004, we announced that we will significantly expand our software development capabilities in the Asia-Pacific region in order to optimize available research and development resources and better meet development timeframes. We have limited experience with remote software development activities. Accordingly, there are a number of risks associated with this activity, including:

  •
  delays or product errors due to miscommunication between our local development organization and the remote development personnel affected by time, distance and language differences;
  •
  scheduling delays due to lengthy ramp-up time for our new development personnel;
  •
  products produced in the Asia-Pacific region that fail to meet our quality requirements;
  •
  high voluntary personnel turnover; and
  •
  foreign employment and labor laws with which we are not familiar.

        Our inability to meet development schedules because of our reliance on developers in the Asia-Pacific region may affect our ability to enhance our current product line or introduce new products, which would have a material adverse affect on our financial results and could harm our reputation. The loss of key development personnel could have a material adverse effect on our product development process and adversely affect future product revenues.

Our liability to customers may be substantial if our products fail to perform properly.

        Our software is used in a complex operating environment that requires its integration with computer and telephone networks and other business software applications. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases, large deductibles or co-insurance requirements on us, our business and results of operations could be adversely affected.

Our software may contain undetected errors or "bugs," resulting in harm to our reputation and operating results.

        Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. We cannot assure you, despite testing by us and by current and prospective customers, that errors will not be found in new products or product enhancements after commercial release. Any errors found may cause substantial harm to our reputation and result in additional unplanned expenses to remedy any defects as well as a loss in revenue.

If our advanced compliance recording applications fail to record 100% of our customers' interactions, we may be subject to liability and our reputation may be harmed.

        Through our acquisition of Eyretel, we have extended our product line to include advanced compliance recording applications and related services. Many of our Eyretel customers use these applications to record and store interactions with customers to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record 100% of our customers' interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed.

If we are unable to maintain the security of our systems, our business, financial condition and operating results could be harmed.

        The occurrence or perception of security breaches in the operation of our business or by third parties using our products could harm our business, financial condition and operating results. Our customers use our products to compile and analyze highly sensitive or confidential information. We may come into contact with such information or data when we perform support or maintenance functions for our customers. While we have internal policies and procedures for employees performing these functions, the perception that we have improperly handled sensitive, confidential information could have a negative effect on our business. If, in handling this information, we fail to comply with privacy or security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. If personal information is received or used from sources outside the U.S., we could be subject to civil, administrative or criminal liability under the laws of other countries. In addition, while we implement sophisticated security measures, third parties may attempt to breach our security or inappropriately use our products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information may be improperly obtained and we may be subject to lawsuits and other liability. Any internal or external security breaches could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products.

Fluctuations in foreign currency exchange rates could affect our financial results.

        We may experience gains and losses resulting from fluctuations in currency exchange rates for which hedging activities may not adequately protect us. Moreover, in locations where we price our products in U.S. dollars, our sales could be affected adversely by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. In locations, where we sell our products in local currencies, we could be competitively unable to increase our prices to reflect fluctuations in exchange rates. We cannot predict the impact that future exchange rate fluctuations may have on our results.

Certain provisions in agreements that we have entered into may expose us to liability for breach that is not limited in amount by the terms of the contract.

        Certain contract provisions, principally confidentiality and indemnification obligations in certain of our license agreements, could expose us to risks of loss that, in some cases, are not limited by contract to a specified maximum amount. If we fail to perform to the standards required by these contracts, we could be subject to additional liability and our business, financial condition and results of operations could be materially and adversely affected. There have been no material losses to date as a result of any such contractual provisions.

If we fail to protect our intellectual property, third parties may use our technology for their own benefit.

        Our success and ability to compete depends to a significant degree upon our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to establish and protect our proprietary rights. These measures may not be sufficient to protect our proprietary rights, and we cannot be certain that third parties will not misappropriate our technology and use it for their own benefit. Also, most of these protections do not preclude our competitors from independently developing products with functionality or features substantially equivalent or superior to our software. Any infringement of our proprietary rights could negatively impact our future operating results.

        As of March 31, 2004, we had six registered trademarks, two trademark applications pending in the U.S., four patents and 16 patent applications pending in the U.S. and six patent applications pending internationally. There is no guarantee that our pending applications will result in issued trademarks or patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

        We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our "eQuality" trademark and its variations that predate our use, and the April 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that an owner of legal rights resulting from prior use, registrations, or applications will bring legal action to challenge our registration of and/or our use of the trademark eQuality®, and may also seek compensation for damages resulting from our use this trademark. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

        Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent, as do the laws of the United States. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could negatively impact our future operating results.

Claims by other companies that our software infringes their intellectual property could require us to incur substantial expenses or prevent us from selling our software or services.

        It is possible that third parties will claim that we have infringed their current or future products. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of our lawsuit against Knowlagent (as described in Note 12, "Legal Proceedings"), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our eQuality® NOW application, or to pay damages or satisfy indemnification commitments with our customers.

        In addition, we cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, users of our software may become subject to claims if our software is alleged to infringe the intellectual property of others. These software users could attempt to hold us responsible for these claims and any resulting harm they suffer. If a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Such a result would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain the compatibility of our software with certain other products and technologies, our future business would be adversely affected.

        Our software must integrate with software and hardware solutions provided by a number of our existing and potential competitors. For example, our products must integrate with phone switches made by the telephone switch vendors and computer telephony software applications offered by other software providers. These competitors or their business partners could alter their products so that our software no longer integrates well with them, or they could delay or deny our access to software releases that allow us to timely adapt our software to integrate with their products. If we cannot adapt our software to changes in necessary technology, it may significantly impair our ability to compete effectively, particularly if our software must integrate with the software and hardware solutions of our competitors.

If our professional services employees do not provide installation services effectively and efficiently, our customers may not use our installation services or may stop using our software.

        Our customers ordinarily purchase installation, training and maintenance services together with our products. We generate a material part of our revenues from these services. Due to the complexity of most of our software implementations, including integration work with a number of computer and telephone network systems, our implementation cycle can be lengthy. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services or they may not license our software in the future. As a result, we would lose licensing and services revenue, and it could harm our reputation.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations.

        We may acquire or make investments in companies, products, services and technologies that we believe complement our business and assist us in quickly bringing new products to market. We have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is relatively unproven. If we fail to properly evaluate and execute acquisitions or investments, it may have a material adverse effect on our business and operating results. In making or attempting to make acquisitions or investments, we face a number of risks, including:

  •
  identifying suitable candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms;
  •
  reducing our working capital and hindering our ability to expand or maintain our business, if we make acquisitions using cash;
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
  •
  accurately forecasting the financial impact of a transaction;
  •
  assuming liabilities of acquired companies, including litigation related to the operation of the business prior to the acquisition;
  •
  maintaining good relations with the customers and suppliers of the acquired company; and
  •
  effectively integrating acquired companies and achieving expected synergies.

If we need additional financing to maintain or expand our business, it may not be available on favorable terms, if at all.

        Although we believe our current cash and borrowing capacity will be sufficient to meet our anticipated cash needs for at least the next 12 months and the foreseeable future, we may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available to us on favorable terms, or at all. If we raise additional funds by issuing equity securities or convertible debt, the ownership interest of our stockholders could be significantly diluted, and any additional equity securities we issue may have rights, preferences or privileges senior to the rights of our stockholders. Also, the terms of any additional financing we obtain may significantly limit our future financing and operating activities. If we need funds and cannot obtain them on acceptable terms, we may be unable to:

  •
  develop and enhance our software to remain competitive;
  •
  take advantage of future opportunities, such as acquisitions;
  •
  respond to changing customer needs and our competitors' innovations; or
  •
  attract and retain qualified key personnel.

        Any of these events could significantly harm our business and financial condition and limit our growth.

The loss of third-party hardware suppliers could harm our business.

        A number of customers expect us to source hardware to support the implementation of our software. We do not intend to continue selling hardware and have transferred the fulfillment of all hardware orders to third-party distributors. Thus, we are largely dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationship, we may be required to locate alternative hardware sources. We are subject to the following risks due to our hardware distribution system:

  •
  cancellations of orders due to unavailability of hardware;
  •
  increased hardware prices, which may make our products less attractive; and
  •
  additional development expense to modify our products to work with new hardware configurations.

        Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative components may malfunction or interact with existing components in unexpected ways. The use of new suppliers and the modification of our products to function with new systems would require testing and may require further modifications, which may result in additional expense, diversion of management attention and other resources, inability to fulfill customer orders or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction, and other adverse effects on our reputation, business and operating results.

Our stock price has been volatile.

        The market price of our common stock has been subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the stock market has experienced significant volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. Any announcement with respect to any adverse variance in revenue or earnings from levels generally expected by securities analysts or investors could have a significant adverse effect on the trading price of our common stock. In addition, factors such as announcements of technological innovations or new products by us, our competitors or third parties, changing conditions in the customer relationship management software market, changes in the market valuations of similar companies, loss of a major customer, additions or departures of key personnel, changes in estimates by securities analysts, announcements of extraordinary events, such as acquisitions or litigation, or general economic conditions may have an adverse effect on the market price of our common stock.

Our performance may be negatively affected by macro-economic or other external influences.

        Beginning in 2000, a declining United States economy began to adversely affect the performance of many businesses, especially within the technology sector. We are a technology company selling technology-based solutions with total pricing, including software and services that in some cases exceed $1.0 million. Reductions in the capital budgets of our customers and prospective customers had an adverse impact on our ability to sell our solutions. Until late in 2003, we continued to experience effects from a weak spending environment for information technology in both the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. If the current improvements now being seen in the general business climate do not continue, this would likely have a material adverse effect on our business.

Government regulation of telephone and Internet monitoring could cause a decline in the use of our software, result in increased expenses for us or subject our customers and us to liability.

        As the telecommunications industry continues to evolve, state, federal and foreign governments (including supranational governmental organizations such as the European Union) may increasingly regulate the monitoring of telecommunications and telephone and Internet monitoring and recording products, such as our software. We believe that increases in regulation could come in the form of a number of different kinds of regulations, including regulations regarding privacy, protection of personal information and employment. For example, the State of California recently enacted the Database Security Breach Act, which requires any business that suffers a computer security breach to immediately notify customers in California if personal information has been compromised. The adoption of any new regulations or changes to existing regulations could cause a decline in the use of our software and could result in increased expense for us, particularly if we are required to modify our software to accommodate these regulations. Moreover, these regulations could subject our customers or us to liability. Whether or not these regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our software. If any of these events occur, it could materially and adversely affect our business.

If we are unable to attract and retain key personnel, our ability to effectively manage and grow our business would suffer.

        Our success greatly depends on our ability to hire, train, retain and motivate qualified personnel, particularly in sales, marketing, research and development, service and support. We face significant competition for individuals with the skills required to perform the services we offer. If we are unable to attract and retain qualified personnel or if we experience high personnel turnover, it could prevent us from effectively managing and expanding our business.

        Our success also depends upon the continued service of our executive officers, particularly our Chairman and Chief Executive Officer, David Gould, and our President and Chief Operating Officer, Nick Discombe. We have employment agreements with Mr. Gould and Mr. Discombe and limited non-compete agreements with most of our other executive officers. However, any of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of the services of our executive officers or other key personnel, particularly if lost to competitors, could materially and adversely affect our business.

Our certificate of incorporation and bylaws, as well as Delaware law, may inhibit a takeover of our company, which could limit the price investors might be willing to pay for our securities.

        Our amended and restated certificate of incorporation and bylaws, as well as Delaware law, contain provisions that might enable our management to resist a takeover of our company. For example, our stockholders cannot take action by written consent or call a special meeting to remove our board of directors. In addition, our directors serve for staggered terms, which makes it difficult to remove all our directors at once. Further, in October 2002, our board of directors approved, and we have implemented, a stockholder rights plan which has the effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by the board of directors.

        These anti-takeover provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. The existence of these provisions could also limit the price that investors might be willing to pay in the future for our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information concerning market risk is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 2 of Part I of this Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended March 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective. There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Information with respect to this item is included in Note 12 of the Notes to the Condensed Consolidated Financial Statements of this Report.

Item 2. Changes in Securities and Use of Proceeds

(e)
Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2004 - Mar. 31, 2004	—	—	—	$6,901,182.50

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1*
Fourth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 8, 2004.

10.2*
Fifth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2004.

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

32.1*
Certification of David B. Gould pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of William F. Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K

        We filed the following reports on Form 8-K filed during the first quarter of 2004:

    (1)
    On January 22, 2004, we filed a current report on Form 8-K under Item 12 a press release dated January 22, 2004, announcing earnings for the fourth quarter ended December 31, 2003.

    (2)
    On January 27, 2004, we filed a current report on Form 8-K under Item 9 announcing that an officer entered into a stock sale plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

    (3)
    On March 3, 2004, we filed a current report on Form 8-K under Item 9 announcing that an officer entered into a stock sale plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004	WITNESS SYSTEMS, INC.
	BY:	/S/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
	BY:	/S/ WILLIAM F. EVANS WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES