Form 10-K/A
period 2003-12-31
WITNESS SYSTEMS INC
filed 2004-05-21
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        Witness Systems, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its annual report on Form 10-K for the year ended December 31, 2003 to revise (1) Part I, Item 1, (2) Part II, Item 7, and (3) Part II, Item 8, Note 1, Note 2 and Note 4 of the Witness Systems, Inc. Consolidated Financial Statements, as well as to file Exhibit 23.3 of Item 15 of Part IV in response to certain comments received from the staff of the Securities and Exchange Commission in connection with its review of the Company's registration statement on Form S-3 filed March 15, 2004. These revisions do not amend any financial data contained in the Company's Form 10-K, and this Form 10-K/A makes no changes, other than as noted above, except to include updated officer certifications as Exhibits 31.1 and 31.2. This Amendment does not modify or update the disclosures contained in the Form 10-K in any other respect.

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

        The Business section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 29.

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

        We sell our software solutions through a combination of our direct sales force and an indirect sales channel consisting of systems integrators, distributors and resellers. Primarily through our direct sales force and large systems integrators, we provide our solutions to an extensive base of large companies with multiple contact centers including Accor, American Airlines, AT&T, British Telecom, Cable & Wireless, Centrica, Compaq Computer, Continental Airlines, Federal Express, The Hartford Financial Services Group, Hertz, HSBC, Lloyds TSB, Pitney Bowes, Royal & SunAlliance, Starwood Hotels & Resorts Worldwide, Target, Telstra, Verizon, Visa, Volkswagen, Wells Fargo Bank and Xerox. Our indirect sales channel is strategically focused on mid-sized companies with generally only one contact center. Transactions with companies having only one contact center tend to be smaller in size and generate less revenue to us on an individual basis, therefore, it is more cost effective for us to sell to this market through our indirect sales channels. As of December 31, 2003, we had licensed our software to approximately 1,198 customers at approximately 2,341 sites.

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

        Our VoIP product consists of a recording subsystem that works with a variety of IP telephony contact center products that converts phone calls sent over those systems into stored audio files. These files can then be stored, archived, replayed and analyzed with our other eQuality products. Our technology is also capable of capturing other information related to a VoIP call, such as the time of the call, dialed digits and date of the call for the purpose of providing the user with a simple method of cataloging and searching for VoIP recorded calls.

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

Our Products

        The eQuality suite of products is comprised of the following applications by function. Historically, the majority of our software revenues have been derived from our eQuality Balance and eQuality ContactStore products. During 2003, approximately 21% of our orders included products other than eQuality Balance™ and eQuality ContactStore and related products. As a result of our reliance on a limited number of products, any factors affecting the markets for those products could adversely affect our business, financial condition and results of operations. We believe our future success will depend on our ability to continue to enhance our current product offerings to avoid their obsolescence while we concurrently develop and introduce new products that keep pace with competitive and technological advances.

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

Sales and Marketing

        We sell our software primarily through a combination of a direct sales force and an indirect sales channel consisting of systems integrators, distributors and resellers. As of December 31, 2003, our sales organization operated in 31 offices throughout the United States and offices in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom.

        Our direct sales force is responsible for pursuing qualified leads generated internally and also qualified leads provided by companies with which we have formal or informal referral arrangements. Our direct sales cycle typically begins with the qualification of a sales lead or the request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by the qualification of the lead or prospect, an assessment of the customer's requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer using the software, and contract negotiation. The sales cycle can vary substantially from customer to customer but typically lasts six months, and is considered completed with the signing of the contract. Historically, most of our customers have increased their use of the software to expand the number of CSRs and applications at existing sites and to license additional contact centers, with a minimal incremental sales effort on our behalf.

        To expand the coverage and support of our direct sales force, we develop strategic marketing alliances with leading companies in our industry. These relationships may include joint marketing campaigns, distributor arrangements and selling strategies. We identify prospective indirect sales channel participants based on the markets they serve and the desirability of their client bases as users of our products. Each of our relationships with channel participants is memorialized in a written agreement, none of which is individually material to our business.

        We enter into referral agreements with strategic partners, such as systems integrators, that identify customer referrals or sales leads and support us in the sales process in exchange for a referral fee that is paid upon completion of an end-user sale.

        Our distributor agreements grant third parties the right to sub-license our software directly to end-users and through other resellers, and if certified by us, to provide installation and support services within a specified territory. By entering into a distributor agreement, distributors are able to purchase our products at a discount which varies depending upon the volume of business they do and their level of involvement in providing installation and support services.

        Our reseller agreements grant third parties the right to sub-license our software directly to end-users, and if certified by us, to provide installation and support services within a specified territory. Resellers are also generally entitled to purchase products from us at a discount based on the volume of business they do, their level of participation in the sales and pre-sales process and their level of involvement in providing installation and support services.

        Our distributor and reseller agreements are not exclusive and may be terminated by either party at any time.

        To support our indirect sales channel, our business development personnel provide sales training, sales and marketing program support, collateral marketing materials, demonstration tools and ongoing relationship management so that our sales channel participants can more effectively educate potential customers about the benefits of our solution. In addition, we provide training to our distributors and resellers with respect to their providing installation services and end-user training for our products. Our sales channel participants can also access a "partner portal" on our website, where they can download marketing materials, descriptions of our products and educational materials which facilitate meaningful sales and service.

        We also use a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. To support sales efforts, the marketing organization also produces marketing materials, including brochures, data sheets and other technical descriptions, presentations and demonstrations. As of December 31, 2003, we had 155 employees in our sales and marketing organization.

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

        In addition, we have developed, and intend to continue to develop, relationships with companies that resell our software, companies that integrate the software with their technology and products and companies that provide us with customer referrals or leads. Some of these companies have similar, and often more established, relationships with our competitors, and may recommend the products and services of competitors to customers instead of our software and services. In addition, through their relationships with us, these companies could learn about our software and the market for our software and services and could develop and sell competing products and services. As a result, our relationships with resellers could lead to increased competition for us. We take steps to mitigate these competitive risks from our resellers through our distributor and reseller agreements which typically preclude our resellers from developing, marketing or selling any products during the term of the agreement that are competitive with our products. In addition, we only provide our resellers with executable copies of our software, not source code, making development of similar products based on our software more difficult.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 29.

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

        During the second quarter of 2003, we completed the acquisition of Eyretel plc ("Eyretel"), a United Kingdom-based provider of compliance and recording solutions for customer contact centers, for $55.3 million. We acquired Eyretel with the intent to extend our presence in international markets and to expand our product line by adding a full-time compliance recording software solution. Prior to the acquisition, our principal focus had been software to improve the quality of contact center performance; in contrast substantially all of Eyretel's sales were attributable to its full-time compliance recording solution. In addition to this opportunity to expand our product line and the absence of significant product overlap, Eyretel was attractive to us because it derived nearly half of its revenues from Europe, the Middle East and Africa, and another 24% from the Asia-Pacific region, and thus afforded us an opportunity to quickly gain access to those markets, and to quickly expand our indirect sales channel. During 2003, we successfully integrated the two companies in terms of product offerings and business operations. We began consolidating Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel.

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

  •
  Our ability to maintain our product pricing integrity; and

  •
  Our ability to expand our global sales channels

        We intend to maintain our competitive position from a technology perspective through the timely introduction of new products and platforms. We currently offer VoIP products to our customers. Although sales of such products were not material to our total revenue in 2003, we believe our VoIP product offerings are a material growth opportunity as the market transitions to an IP technology environment. In addition to growing our revenues by expanding our product lines, we also intend to grow our product revenue by expanding our global sales channels by continuing to enter into reseller, distributor and similar arrangements with key vendors in the contact center workforce optimization market. During 2003, 31% of total product revenue was derived from the indirect sales channel, compared to 23% in 2002.

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

Results of Operations

        The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenue:
Product	43%	49%	64%
Services	57	51	36

Total revenue	100	100	100

Cost of revenue:
Product	11	2	1
Services	22	18	17

Total cost of revenue	33	20	18

Gross profit	67	80	82
Operating expenses:
Selling, general and administrative	56	60	65
Research and development	17	22	22
Merger-related costs	7	0	0
Acquired in-process research and development and related charges	7	0	8

Operating loss	(20)	(2)	(13)
Interest and other income, net	1	2	5

(Loss) income before provision for income taxes	(19)	0	(8)
Provision for income taxes	0	0	0

Net (loss) income	(19)%	0%	(8)%

Impact of Eyretel Acquisition

        We largely completed the integration of Witness and Eyretel during the second quarter of 2003 by substantially combining all sales, services, development, marketing, product and support functions. We estimate that the acquisition of Eyretel contributes approximately $50 million of additional annual revenue and that we have achieved approximately $20 million of annual expense savings, primarily though reductions in overhead and personnel. We believe that revenue and expenses beginning in the second half of 2003 reflect the full impact of the Eyretel acquisition and integration. Consequently, the acquisition of Eyretel significantly increased our reported revenues and expenses in 2003 as compared to 2002. Cost of revenue increased in 2003 due primarily to the inclusion of hardware revenue (which has immaterial profit margins) and the amortization of intangible assets arising from the Eyretel acquisition. Operating expenses, expressed as a percentage of total revenue, decreased in 2003, as compared to 2002, due to the aforementioned increase in revenue and expense savings following the acquisition of Eyretel.

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

        Product revenue as a percentage of total revenue has been decreasing over the previous two years due to increased services revenue, as discussed below. Our product pricing has remained consistent over the previous three years. Product revenue derived from our indirect sales channel increased to 31% in 2003 from 23% in 2002. Prior to 2002, less than 10% of our revenue was derived from our indirect sales channel. This increase correlates to the increase in international revenue and to continually broadening our target market through the indirect channel. If a substantial number of our indirect sales participants were to terminate their relationship with us, it could have a material adverse effect on our revenues.

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

        Services revenue, consisting of installation, training, consulting, maintenance revenue and reimbursable travel expenses, increased 80% in 2003, as compared to 2002, to $61.8 million. Our services revenue increased in 2003 primarily due to the services related to new product sales and to customer's renewing their maintenance contracts with us. In addition, during 2003 we continued to experience growth in our business consulting offerings which help our customers better utilize the products they license. The deferred maintenance revenue balance acquired in the Eyretel transaction was recorded at the fair value of the underlying maintenance contracts as required by generally accepted accounting principles as related to purchase accounting. We expect that renewals of these contracts, which will not be affected by a fair value adjustment, should result in an increase in our maintenance revenue in 2004.

        Services revenue increased 52% in 2002, as compared to 2001, to $34.3 million due to growth in all areas of our services revenue. Installation, training and consulting revenue increased in 2002 due to overall increased services revenue per customer site and the addition of new consulting services offerings. The growth in maintenance revenue in 2002 resulted from the growth in new customer sites under maintenance contracts and the increasing recurring maintenance revenue stream. The percentage of Witness customers that have historically renewed their maintenance contracts with us has exceeded 90%. We believe that maintenance contracts will be renewed at a similar rate during 2004.

        Our pricing for services has remained relatively constant over the past three years. Services revenue as a percentage of total revenue increased in 2003 and 2002 due to the compounding effect of maintenance revenue from both new customer sites and renewals of maintenance contracts from existing customer sites and, to a lesser extent, from the increase in other services revenue. We expect services revenue, in absolute dollars and as a percentage of total revenue, to continue to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and increased business consulting services offered around our expanded product suite.

Cost of Revenue

        Total cost of revenue increased 167% to $35.9 million in 2003, as compared to 2002, and 21% to $13.4 million in 2002, as compared to 2001. Expressed as a percent of revenue, gross profit margins decreased to 67% in 2003 and 80% in 2002 from 82% in 2001. Excluding hardware cost of sales, which was a new cost in 2003 due to the acquisition of Eyretel, gross profit margin was 70% in 2003. The decline in gross profit margin in 2003 was mainly attributable to the amortization of certain intangible assets resulting from the Eyretel acquisition. The decrease in gross profit margin in 2002 was attributable to a greater percentage of revenue in 2002 generated from services, which have a lower profit margin than product revenue. Our profit margin for services is lower than our product profit margin because the expenses related to producing services revenue are higher than those expenses related to generating product revenue. For example, the cost to employ an installation technician is higher than the cost to produce a CD-ROM containing a copy of one of our software programs for delivery to a client site.

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

        Merger-related Costs.    We incurred merger-related costs of $7.9 million during 2003. These merger-related costs included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.8 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with the Company, $0.7 million of facilities costs to consolidate Witness' facilities, $1.5 million of expenses related to employee severance and benefits, and $1.0 million relating to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million (or $1.8 million as of December 31, 2003) to our COO in connection with the Eyretel acquisition and subsequent integration. This bonus is payable in two installments due March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control. We expect merger-related activities to be substantially completed by the end of the first quarter of 2004. However, we will continue to accrue the COO bonus over the related service period through the first quarter of 2005.

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

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
Revenue:
Product	$14,251	$11,000	$14,320	$6,667	$7,840	$6,590	$8,221	$10,732
Services	19,335	16,897	15,006	10,561	9,566	8,461	8,784	7,492

Total revenue	33,586	27,897	29,326	17,228	17,406	15,051	17,005	18,224

Cost of revenue:
Product	4,041	2,410	4,267	862	555	261	162	154
Services	7,554	6,524	6,546	3,654	3,434	3,036	3,004	2,812

Total cost of revenue	11,595	8,934	10,813	4,516	3,989	3,297	3,166	2,966

Gross profit	21,991	18,963	18,513	12,712	13,417	11,754	13,839	15,258
Operating expenses:
Selling, general and administrative	17,618	15,402	16,620	10,363	9,865	9,634	9,976	10,964
Research and development	4,726	4,804	4,707	3,799	3,878	3,698	3,741	3,773
Merger-related costs	1,686	1,602	2,613	1,964	—	—	—	—
Acquired in-process research and development and related charges	—	—	—	7,840	—	—	—	—

Operating (loss) income	(2,039)	(2,845)	(5,427)	(11,254)	(326)	(1,578)	122	521
Interest and other income, net	116	321	341	525	335	379	476	380

(Loss) income before provision for income taxes	(1,923)	(2,524)	(5,086)	(10,729)	9	(1,199)	598	901
Provision for income taxes	109	8	106	84	61	—	126	74

Net (loss) income	$(2,032)	$(2,532)	$(5,192)	$(10,813)	$(52)	$(1,199)	$472	$827

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
As a Percentage of Total Revenue:
Revenue:
Product	42%	39%	49%	39%	45%	44%	48%	59%
Services	58	61	51	61	55	56	52	41

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Product	12	9	15	5	3	2	1	1
Services	23	23	22	21	20	20	18	15

Total cost of revenue	35	32	37	26	23	22	19	16

Gross profit	65	68	63	74	77	78	81	84
Operating expenses:
Selling, general and administrative	52	55	57	60	57	64	58	60
Research and development	14	17	16	22	22	25	22	21
Merger-related costs	5	6	9	11	0	0	0	0
Acquired in-process research and development and related charges	0	0	0	46	0	0	0	0

Operating (loss) income	(6)	(10)	(19)	(65)	(2)	(10)	1	3
Interest and other income, net	0	1	1	3	2	2	3	2

(Loss) income before provision for income taxes	(6)	(9)	(18)	(62)	0	(8)	4	5
Provision for income taxes	0	0	0	1	0	0	1	0

Net (loss) income	(6)%	(9)%	(18)%	(63)%	0%	(8)%	3%	5%

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

        Total operating expenses in 2003, excluding merger-related costs and acquired IPR&D, decreased as a percentage of total revenue, as we were able to realize planned synergies from the Eyretel acquisition in addition to implementing certain cost saving measures throughout the year.

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

Liquidity and Capital Resources

        We used $4.1 million in cash from operating activities in 2003, which was largely due to costs associated with our acquisition of Eyretel. We paid $6.4 million of the $7.9 million in merger-related costs during 2003. In 2004, we expect to pay approximately $5.7 million in additional accrued merger-related and restructuring costs. Following the acquisition, our accounts receivable from international customers increased significantly. Our accounts receivable days sales outstanding ("DSO") increased from 70 days at December 31, 2002 to 85 days at December 31, 2003. We expect our DSO to remain in the mid-80s range in the future as we derive a greater proportion of our revenue from international operations, where payment is typically slower than in the United States. We generated $8.9 million in cash flows from operating activities in 2002 compared to cash used in operating activities of $(0.5) million in 2001. This increase in cash flow from operations in 2002 was due primarily to the collection of accounts receivable and a reduction in operating expenses as a percentage of total revenue.

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

        It typically takes three to nine months from the time we qualify a sales lead until we sign a sales contract with the customer. As a result, it is difficult for us to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would delay the timing of our revenue, but not the timing of our corresponding expenses. Lengthening our sales cycle could also increase the total cost of a sale due to additional employee time and costs allocable to the sale. Material or long-term changes in our sales cycle could cause our quarterly revenue or operating results to be below the expectations of investors, and the price of our common stock could fall substantially.

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

        With the exception of the first and second quarters of 2002, we have historically experienced quarterly losses from operations. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $48.5 million as of December 31, 2003. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to achieve sustained profitability.

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

        As we further expand our operations outside the United States, we will also face new competitors and competitive environments. In addition to the risks associated with our domestic competitors, foreign competitors may pose an even greater risk, because they may possess a better understanding of their local markets and have better working relationships with local infrastructure providers and others. In particular, because telephone protocols and standards are unique to each country, local competitors will have more experience with these protocols, and may have a competitive advantage in, these markets. We may not be able to obtain similar levels of knowledge, which could place us at a significant competitive disadvantage. In addition, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

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

        Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 31% and 23% of total product revenue in 2003 and 2002, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to continue to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

        Our reseller agreements are not exclusive and may generally be terminated by either party. Some resellers with which we do business have similar, and often more established, relationships with our competitors, and may recommend the products and services of our competitors to customers instead of our software and services. We cannot provide assurance that these distribution partners will devote adequate resources to selling our software and services or that our resellers may not learn about our products and the market for our software and services and develop and sell competing products and services. As a result, our relationships with resellers could lead to increased competition for us.

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

        We continue to derive a substantial portion of our product revenues from sales of our eQuality Balance and eQuality Evaluation software, and most of Eyretel's product revenue was derived from sales of eQuality ContactStore. We expect revenue from these products to continue to account for most of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products, could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability. See also "Business—Our Products" above.

If we fail to develop new software or improve our existing software, we may not be able to remain competitive.

        The markets for our products are characterized by rapidly changing technology, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to continue to advance our technology. We have also found that the technological life cycles of our products are difficult to estimate, partially because of changing demands of our customers. We believe that our future success will depend on our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments. Although we are presently developing a number of product enhancements to our product suites, we cannot assure you that these enhancements will be completed on a timely basis or gain customer acceptance. See also "Business—Our Products" above.

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

        Our inability to meet development schedules because of our reliance on developers in the Asia-Pacific region may affect our ability to enhance our current product line or introduce new products, which would have a material adverse affect on our financial results and could harm our reputation. The loss of key development personnel could have a material adverse effect on our product development process and adversely affect our future product revenues.

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

        As of December 31, 2003, we had six registered trademarks, three patents and 16 patent applications pending in the U.S. and six patent applications pending internationally. There is no guarantee that our pending applications will result in issued patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

        Beginning in 2000, a declining United States economy began to adversely affect the performance of many businesses, especially within the technology sector. We are a technology company selling technology-based solutions with total pricing, including software and services that in some cases exceeds $1.0 million. Reductions in the capital budgets of our customers and prospective customers had an adverse impact on our ability to sell our solutions. Until late in 2003, we continued to experience effects from a weak spending environment for information technology in both the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. If the current improvements now being seen in the general business climate do not continue, this would likely have a material adverse effect on our business.

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

 Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the related notes and report of KPMG LLP, our independent auditors, are set forth beginning on page F-1 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2004

WITNESS SYSTEMS, INC.
BY:	/s/ DAVID B. GOULD David B. Gould Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ WILLIAM F. EVANS William F. Evans Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
23.3	Consent of Independent Business Valuation Expert.
31.1	Chief Executive Officer Certificate pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certificate pursuant to Exchange Act Rule 13a-14(a).

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

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Product	$46,238	$33,383	$39,926
Services	61,799	34,303	22,596

Total revenue	108,037	67,686	62,522

Cost of revenue:
Product	11,580	1,132	602
Services	24,278	12,286	10,448

Total cost of revenue	35,858	13,418	11,050

Gross profit	72,179	54,268	51,472
Operating expenses:
Selling, general and administrative	60,003	40,439	40,968
Research and development	18,036	15,090	13,611
Merger-related costs	7,865	—	—
Acquired in-process research and development and related charges	7,840	—	4,823

Operating loss	(21,565)	(1,261)	(7,930)
Interest and other income, net	1,303	1,570	2,866

(Loss) income before provision for income taxes	(20,262)	309	(5,064)
Provision for income taxes	307	261	116

Net (loss) income	$(20,569)	$48	$(5,180)

Net income (loss) per share:
Basic	$(0.94)	$0.00	$(0.23)

Diluted	$(0.94)	$0.00	$(0.23)

Weighted-average common shares outstanding:
Basic	21,991	22,626	22,258

Diluted	21,991	23,524	22,258

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

        Merger-Related Costs and Purchase Price Contingencies—Merger-related costs include expenses related to integrating the software products of the acquired company, training personnel on products acquired, establishing the infrastructure and consolidating the operations of the acquired company. In addition, other merger-related charges are comprised of costs related to Witness lease terminations and severance associated with Witness employee terminations resulting from closures and terminations during the merger integration process. We account for other merger-related charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred.

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

        We also incurred other merger-related restructuring costs for Witness personnel reductions and the consolidation of certain Witness facilities that are classified as merger-related costs in the accompanying statement of operations. The following table summarizes the other merger-related restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrued at December 31, 2002	—	—	—
2003 merger-related restructuring provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424

        We reported total merger-related costs of $7.9 million in the accompanying consolidated statement of operations for 2003. In addition to the $2.2 million in other merger-related restructuring costs outlined in the above table, we also incurred $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.8 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with ours, and $1.0 million relating to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay this bonus totaling £1.0 million (or $1.8 million at December 31, 2003) to our COO in association with the Eyretel acquisition and subsequent integration. This bonus is payable in two installments due March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control. The merger-related restructuring activities were substantially completed as of December 31, 2003. Certain activity may continue to occur through March 2004.

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

QuickLinks

  Item 1. Business
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
SIGNATURES
EXHIBIT INDEX
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