Form 10-K/A
period 2003-12-31
WITNESS SYSTEMS INC
filed 2004-07-30
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

        Witness Systems, Inc. is filing this Amendment No. 2 on Form 10-K/A to further amend its annual report on Form 10-K for the year ended December 31, 2003 to revise (1) Part II, Item 7, and (2) Part II, Item 8, Note 1, Note 4 and Note 9 of the Witness Systems, Inc. Consolidated Financial Statements in response to certain comments received from the staff of the Securities and Exchange Commission in connection with its review of the Company's registration statement on Form S-3 filed March 15, 2004. This Form 10-K/A Amendment No. 2 makes no changes to the Company's Form 10-K or Form 10-K/A Amendment No. 1, other than as noted above, except to include (1) an updated Consent of Independent Registered Public Accounting Firm and (2) updated officer certifications as Exhibits 31.1 and 31.2. This Amendment does not modify or update the disclosures contained in the Form 10-K in any other respect.

WITNESS SYSTEMS, INC.
FORM 10-K/A
(Amendment No. 2)

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

        Revenue Recognition.    We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19 because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since our revenues are derived from customer orders that contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue, which is generally billed in advance, is deferred and recognized ratably over the term of the related contract. Specified upgrades are not typically offered to customers.

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

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the related notes and report of KPMG LLP, an Independent Registered Public Accounting Firm, are set forth beginning on page F-1 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2004

WITNESS SYSTEMS, INC.
BY:	/s/ DAVID B. GOULD David B. Gould Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ WILLIAM F. EVANS William F. Evans Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certificate pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certificate pursuant to Exchange Act Rule 13a-14(a).

WITNESS SYSTEMS, INC.

Index to Consolidated Financial Statements

 Report of Independent Registered Public Accounting Firm

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        Software Development Costs—In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed until technological feasibility of the product has been established and are capitalized commencing upon the establishment of technological feasibility through general release to customers. Amortization of software development costs begins when the product is available for general release and is amortized using the greater of (1) the straight line method over the expected life of the product or (2) the ratio of current product revenue to the total of current and future product revenue. At each balance sheet date, the unamortized software development costs are compared to the net realizable value of the underlying product and to the extent any unamortized capitalized costs exceed the net realizable value of the asset, those costs are written off.

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

        Revenue Recognition and Deferred Revenue—We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19 because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since our revenues are derived from customer orders that contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

        Research and Development Costs—Research and development costs consist primarily of personnel and consulting costs to support product development, and allocated overhead. These costs are expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility.

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

$20,083

4.     Acquisition-Related Restructuring Accruals and Merger-Related Costs

        As a result of the Eyretel acquisition in March 2003, we recorded $5.0 million in certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. All such costs met the criteria for accrual as outlined in Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination and were included among the assets acquired and liabilities assumed in the purchase of Eyretel. The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Acquisition-related restructuring accrual	$2,522	$2,436	$4,958
Cash payments	(2,138)	(662)	(2,800)
Foreign exchange translation	—	162	162

Total accrual at December 31, 2003	384	1,936	2,320
Less: Long-term portion	—	1,626	1,626

Current portion at December 31, 2003	$384	$310	$694

        We also accrued $2.2 million in other merger-related restructuring costs for Witness personnel reductions and the consolidation of certain Witness facilities that are classified as merger-related costs in the accompanying statement of operations. All such costs met the criteria for accrual as outlined in Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were recorded as merger-related costs in the accompanying statement of operations for 2003. The following table summarizes the other merger-related restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrued at December 31, 2002	—	—	—
Merger-related restructuring provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424

        The following table summarizes the components of merger-related costs (in millions) that were charged to expense during the year ended December 31, 2003:

Merger-related restructuring provision (as shown in table above)	$2.2
Integration costs	3.8
Bonus expense	1.0
Cost of sterling-based forward exchange contract	0.9

$7.9

        We reported the merger-related costs of $7.9 million in the accompanying consolidated statement of operations for 2003. Integration costs included expenses related to integrating the software products of Eyretel, training personnel on the Eyretel products, establishing the infrastructure and consolidating the operations of Eyretel. The bonus expense of $1.0 million related to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay this bonus totaling £1.0 million (or $1.8 million at December 31, 2003) to our COO in association with the Eyretel acquisition and subsequent integration. This bonus is payable in two installments due March 2004 and March 2005 but may be payable in advance of these dates under certain circumstances, such as a change of control. The forward exchange contract was executed in order to fix the price of the Eyretel acquisition in US dollars. The merger-related restructuring activities were substantially completed as of December 31, 2003. Certain activity may continue to occur through March 2004.

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

9.     Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2003	2002
Accrued commissions, compensation and benefits	$7,495	$3,167
Restructuring and merger-related expenses (Note 4)	1,118	—
Other accrued transaction costs	6,422	—
Other accrued expenses	8,544	3,322

	$23,579	$6,489

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

 Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors
Witness Systems, Inc.:

Under date of January 23, 2004, we reported on the consolidated balance sheets of Witness Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in this Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Amendment No. 2 to the Annual Report on Form 10-K/A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Atlanta, Georgia

January 23, 2004

QuickLinks

TABLE OF CONTENTS
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
SIGNATURES
EXHIBIT INDEX
WITNESS SYSTEMS, INC. Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
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
WITNESS SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003
Valuation and Qualifying Accounts
Report of Independent Registered Public Accounting Firm on Schedule