Form 10-Q/A
period 2004-03-31
WITNESS SYSTEMS INC
filed 2004-07-30
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        Witness Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend its quarterly report on Form 10-Q for the period ended March 31, 2004 to revise (1) Part I, Item 1, Note 2 and Note 7 of the Witness Systems, Inc. Consolidated Financial Statements, and (2) Part I, Item 2 in response to certain comments received from the staff of the Securities and Exchange Commission in connection with its review of the Company's registration statement on Form S-3 filed March 15, 2004. This Form 10-Q/A Amendment No. 1 makes no changes to the Company's Form 10-Q, other than as noted above, except to include updated officer certifications as Exhibits 31.1 and 31.2. This Amendment does not modify or update the disclosures contained in the Form 10-Q in any other respect.

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

7.     Acquisition-Related Restructuring Accruals and Merger-Related Costs

        As a result of the Eyretel acquisition in March 2003, we recorded $5.3 million in certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. All such costs met the criteria for accrual as outlined in Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination and were included among the assets acquired and liabilities assumed in the purchase of Eyretel. The following table summarizes the restructuring accrual activity (in thousands):

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

        We also accrued other merger-related costs related to Witness lease terminations and severance associated with Witness employee terminations during the merger integration process that are classified as merger-related costs in the accompanying statement of operations. All such costs met the criteria for accrual as outlined in Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were recorded as merger-related costs in the accompanying statement of operations for 2004 and 2003. The following table summarizes the other merger-related accrual activity included in accrued expenses in the accompanying balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424
Cash payments	(264)	—	(264)

Accrual at March 31, 2004	$160	—	$160

        The following table summarizes our 2004 and 2003 merger-related costs (in millions) that were charged to operations during the quarters ended March 31, 2004 and 2003:

	2004	2003
Merger-related restructuring provision	$—	$0.6
Integration costs	—	0.5
Bonus expense	0.4	—
Cost of sterling-based forward exchange contract	—	0.9

	$0.4	$2.0

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

        Cash flows from operating activities in the first quarter of 2004 provided $4.3 million compared to cash flows used in operating activities of $(0.8) million in first quarter of 2003. This increase was due primarily to the increase in operating income (loss), exclusive of non-cash items, which increased to $3.3 million during the first quarter of 2004 from $(1.8) million in the same period in 2003. Such increase resulted from an improvement in operating performance and the reduction in merger-related costs incurred during the respective periods. In addition, our accounts receivable days sales outstanding ("DSO") decreased from 85 days at December 31, 2003 to 78 days at March 31, 2004. We expect our DSO to remain in this range during the remainder of the year.

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

Dated: July 30, 2004	WITNESS SYSTEMS, INC.
	BY:	/S/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
	BY:	/S/ WILLIAM F. EVANS WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

 EXHIBIT INDEX

Exhibit Number	Description
31.1*	Chief Executive Officer Certificate pursuant to Exchange Act Rule 13a-14(a).
31.2*	Chief Financial Officer Certificate pursuant to Exchange Act Rule 13a-14(a).

*
Filed herewith

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES
EXHIBIT INDEX