Form 10-Q
period 2004-06-30
WITNESS SYSTEMS INC
filed 2004-08-09
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock, par value $.01 per share	23,458,181

WITNESS SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,029	$30,717
Investments	22,316	10,155
Accounts receivable, net of allowance for doubtful accounts of $2,654 at June 30, 2004 and $2,584 at December 31, 2003	28,438	31,707
Prepaid and other current assets	4,262	3,311

Total current assets	85,045	75,890
Intangible assets, net	13,390	20,083
Property and equipment, net	5,769	6,141
Other assets	1,659	2,177

	$105,863	$104,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,698	$3,648
Accrued expenses	14,715	23,579
Deferred revenue	22,449	19,966

Total current liabilities	41,862	47,193
Other long-term liabilities	4,252	3,906
Net deferred income tax liabilities	239	3,197

Total liabilities	46,353	54,296

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 23,392,070 and 22,169,672 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	234	222
Additional paid-in capital	101,536	94,293
Accumulated deficit	(46,522)	(48,506)
Accumulated other comprehensive income	4,262	3,986

Total stockholders' equity	59,510	49,995
Commitments and contingencies

	$105,863	$104,291

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product	$14,138	$14,320	$28,040	$20,987
Services	20,280	15,006	39,330	25,567

Total revenue	34,418	29,326	67,370	46,554

Cost of revenue:
Product	3,714	4,267	7,624	5,129
Services	8,363	6,546	16,299	10,200

Total cost of revenue	12,077	10,813	23,923	15,329

Gross profit	22,341	18,513	43,447	31,225
Operating expenses:
Selling, general and administrative	15,702	16,620	31,241	26,983
Research and development	4,963	4,707	9,838	8,506
Merger-related costs	155	2,613	523	4,577
Acquired in-process research and development charge	—	—	—	7,840

Operating income (loss)	1,521	(5,427)	1,845	(16,681)
Interest and other income, net	137	341	308	866

Income (loss) before provision for income taxes	1,658	(5,086)	2,153	(15,815)
Provision for income taxes	144	106	169	190

Net income (loss)	$1,514	$(5,192)	$1,984	$(16,005)

Net income (loss) per share:
Basic	$0.07	$(0.24)	$0.09	$(0.73)

Diluted	$0.06	$(0.24)	$0.08	$(0.73)

Weighted-average common shares outstanding:
Basic	23,013	21,898	22,737	21,901

Diluted	26,108	21,898	26,259	21,901

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,984	$(16,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development charge	—	7,840
Amortization of intangible assets	3,568	2,079
Depreciation and amortization on property and equipment	1,652	1,873
Provision for doubtful accounts	417	1,965
Other	211	243
Changes in operating assets and liabilities:
Accounts receivable	2,713	(3,028)
Prepaid and other assets	478	1,357
Accounts payable and accrued expenses	(8,522)	714
Deferred revenue	2,492	2,007

Net cash provided by (used in) operating activities	4,993	(955)

Cash flows from investing activities:
Capital expenditures	(1,308)	(921)
Purchases of investments	(16,432)	(3,105)
Proceeds from maturities of investments	3,000	4,888
Proceeds from sales of investments	887	26,938
Acquisition of Eyretel plc, net of cash acquired of $38,814	—	(21,183)
Purchase of other business assets	—	(2,385)

Net cash used in investing activities	(13,853)	(4,232)

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	6,852	206
Repayment of note receivable from stockholder	—	484
Stock repurchases	—	(734)

Net cash provided by (used in) financing activities	6,852	(44)

Effect of exchange rate changes on cash	1,320	446

Net increase (decrease) in cash and cash equivalents	(688)	3,679
Cash and cash equivalents at beginning of year	30,717	36,391

Cash and cash equivalents at end of year	$30,029	$40,070

Supplemental cash flow information:
Cash paid for interest	$—	$86

Cash paid for income taxes	$142	$15

Non-cash investing activities:
Purchase of other business assets with short-term borrowings	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

        We are headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997. We have been a publicly traded company since February 2000.

        Principles of Consolidation—The unaudited interim condensed consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries. During the first quarter of 2003, we acquired Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers. We commenced the consolidation of their results of operations on March 22, 2003, the date we assumed majority ownership of Eyretel. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

        The financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended and filed with the U.S. Securities and Exchange Commission.

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

2.     Revenue Recognition and Deferred Revenue

        We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. During the first half of 2004 and 2003, we also had $4.3 million and $3.4 million, respectively, in hardware revenue as a result of our acquisition of Eyretel. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

3.     Net Income (Loss) Per Share

        The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$1,514	$(5,192)	$1,984	$(16,005)

Weighted average shares of common stock and common stock equivalents outstanding:
Basic	23,013	21,898	22,737	21,901
Dilutive effect of stock options computed using the treasury stock method	3,095	—	3,522	—

Diluted common shares outstanding	26,108	21,898	26,259	21,901

Net income (loss) per share:
Basic	$0.07	$(0.24)	$0.09	$(0.73)

Diluted	$0.06	$(0.24)	$0.08	$(0.73)

        We have excluded all outstanding stock options from the calculation of historical diluted net loss per common share for the three and six months ended June 30, 2003 because we reported a loss in both periods and all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per common share for the three and six months ended June 30, 2003 was 774,581 and 563,888, respectively, using the treasury stock method. For the three and six months ended June 30, 2004 and 2003, 775,850, 1,014,514, 4,529,124 and 4,615,942 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock during those periods, and therefore had an anti-dilutive effect.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net income (loss)	$1,514	$(5,192)	$1,984	$(16,005)
Add back: Stock-based employee compensation expense included in reported net income (loss)	—	66	—	89
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,053)	(1,883)	(3,624)	(3,827)

Pro forma net loss	$(539)	$(7,009)	$(1,640)	$(19,743)

Net income (loss) per share:
Reported:
Basic	$0.07	$(0.24)	$0.09	$(0.73)

Diluted	$0.06	$(0.24)	$0.08	$(0.73)

Pro forma:
Basic	$(0.02)	$(0.32)	$(0.07)	$(0.90)

Diluted	$(0.02)	$(0.32)	$(0.07)	$(0.90)

        As of June 30, 2004, there were 3.6 million shares available for future grants under our stock option plans.

5.     Comprehensive Income (Loss)

        Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$1,514	$(5,192)	$1,984	$(16,005)
Other comprehensive income (loss):
Unrealized net holding gain (loss) on investments	(180)	—	(166)	(165)
Foreign currency translation adjustments	(287)	1,214	442	1,178

Total comprehensive income (loss)	$1,047	$(3,978)	$2,260	$(14,992)

	June 30, 2004	December 31, 2003
Cumulative foreign currency translation adjustments	$4,436	$3,994
Unrealized loss on investments	(174)	(8)

Total accumulated other comprehensive income	$4,262	$3,986

6.     Eyretel Acquisition

        During the first quarter of 2003, we acquired a controlling interest in Eyretel. We paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million, excluding shares owned by Eyretel's employee stock option trust at the time of acquisition. The acquisition was intended to extend our presence in international markets and to expand our product line by adding a full-time compliance recording solution. We commenced the consolidation of Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

        The following summarizes the total purchase price for Eyretel (in thousands):

Purchase price (paid in cash)	$55,269
Direct transaction costs	4,458

$59,727

        Under the purchase method of accounting, the total purchase price is allocated to Eyretel's net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. During the first quarter of 2004, we recorded our final adjustments to the purchase price allocation, the majority of which affected the net deferred income tax liabilities and the intangible assets. The final purchase price allocation is as follows (in thousands):

Cash and investments	$38,814
Other current assets	22,438
Property and equipment, net	2,597
Identifiable intangible assets acquired:
Acquired technology	10,700
Distribution arrangements	4,124
Customer lists	1,956
Trademarks	1,007
In-process research and development	7,840

Total assets acquired	89,476
Restructuring accruals	(5,254)
Deferred revenue	(5,512)
Other current liabilities	(16,165)
Other long-term liabilities	(2,536)
Deferred income tax liabilities	(282)

Total liabilities assumed	(29,749)

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

        Supplemental unaudited pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts):

Six Months Ended June 30, 2003
Total revenue	$60,475
Net loss	$(20,657)
Net loss per share—basic and diluted	$(0.94)
Weighted average shares—basic and diluted	21,901

        The pro forma results above include adjustments for the amortization expense of intangible assets arising from the acquisition and the reduction of interest income assuming the purchase was paid from available cash. In addition, the pro forma results exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

7.     Acquisition-Related Restructuring Accruals and Merger-Related Costs

        As a result of the Eyretel acquisition in March 2003, we recorded $5.3 million in certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included among the assets acquired and liabilities assumed in the purchase of Eyretel. The following table summarizes the restructuring accrual activity included in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Acquisition-related restructuring accruals	$2,522	$2,436	$4,958
Cash payments	(2,138)	(662)	(2,800)
Foreign exchange translation	—	162	162

Accrual at December 31, 2003	$384	$1,936	$2,320
Additional acquisition-related restructuring accruals	(97)	393	296
Cash payments	(36)	(90)	(126)
Foreign exchange translation	—	168	168

Accrual at June 30, 2004	251	2,407	2,658
Less: Long-term portion	—	2,170	2,170

Current portion at June 30, 2004	$251	$237	$488

        We also accrued other merger-related costs related to Witness lease terminations and severance associated with Witness employee terminations during the merger integration process that are classified as merger-related costs in the accompanying consolidated statements of operations. All such costs met the criteria for accrual as outlined in Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and were recorded as merger-related costs in the accompanying consolidated statements of operations for 2004 and 2003. The following table summarizes the merger-related cost accrual activity included in accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424
Cash payments	(303)	—	(303)

Accrual at June 30, 2004	$121	—	$121

        The following table summarizes our merger-related costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Merger-related restructuring provisions	—	$133	—	$686
Integration costs	—	2,480	—	3,026
Bonus expense	$155	—	$523	—
Cost of sterling-based forward exchange contract	—	—	—	865

Total	$155	$2,613	$523	$4,577

        We incurred merger-related costs of $0.5 million during the first half of 2004, which related to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of June 30, 2004) is due March 2005 but may be payable in advance under certain circumstances, such as a change of control. We expect to incur merger-related costs through the first quarter of 2005 related only to the COO bonus, which is being recognized over the related service period.

8.     Intangible Assets

        The following tables present the components of intangible assets (in thousands):

	June 30, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$15,370	$(7,505)	$7,865
Distribution arrangements	4,282	(1,127)	3,155
Customer list	2,359	(740)	1,619
Trademarks	1,208	(615)	593
Patents	226	(68)	158

	$23,445	$(10,055)	$13,390

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$17,120	$(4,696)	$12,424
Distribution arrangements	5,081	(849)	4,232
Customer list	2,746	(455)	2,291
Trademarks	1,373	(379)	994
Patents	190	(48)	142

	$26,510	$(6,427)	$20,083

        The intangible assets and amortization expenses are subject to foreign currency translation adjustments. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Included in:
Cost of product revenue	$1,350	$1,301	$2,759	$1,365
Selling, general and administrative	355	506	810	714

	$1,705	$1,807	$3,569	$2,079

9.     Stock Option Plans

        Director and Key Executive Stock Ownership Incentive Policy—In December 2003, we adopted the Director and Key Executive Stock Ownership Incentive Policy (the "Policy"). The Policy is intended to promote the interests of Witness and its stockholders by encouraging members of the Board of Directors and key executives to purchase shares of our common stock. Under the Policy, an eligible person who purchases at least 500 shares and up to 3,000 shares of our common stock in the open market will be automatically and immediately granted five options from our Amended and Restated Stock Incentive Plan (the "1999 Plan") for each share purchased, with an exercise price equal to the closing price of our common stock on the date of purchase. One half of the shares purchased in the open market must be held for one year, and the balance must be held for two years. One-half of the options will vest on the first anniversary of the grant date, and the remaining options will vest in 12 equal monthly installments thereafter. In the first quarter of 2004, the Board of Directors extended the Policy to remain in effect until June 15, 2004. As of June 30, 2004, 122,500 options have been granted under this Policy.

        1999 Plan—In June 2004, the compensation committee of our Board of Directors directed that the term of stock options to be issued under the 1999 Plan be fixed at five years for all grants made subsequent to July 1, 2004.

10.   Line of Credit

        In March 2004, we extended the maturity date on our $15.0 million line of credit to March 2005. At our election, borrowings under the line of credit bear interest at the bank's prime rate or LIBOR plus 300 basis points with interest payable monthly. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of June 30, 2004, we were in compliance with all bank covenants.

        As of June 30, 2004, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.1 million, which was net of outstanding letters of credit of $2.9 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a letter of credit securing our premises in the United Kingdom in the amount of £0.3 million.

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

        World-wide annual revenue based on customer domicile is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$17,878	$14,574	$35,843	$26,671
United Kingdom	8,898	7,015	17,519	8,689
Rest of world	7,642	7,737	14,008	11,194

Total	$34,418	$29,326	$67,370	$46,554

        The rest of world revenue was derived primarily from customers located in Canada, Continental Europe, Mexico, Australia, China, India, Brazil and Japan. No individual customer accounted for more than 10% of consolidated revenue during the three and six months ended June 30, 2004 or 2003.

        Long-lived assets, including intangible assets, by geography are as follows (in thousands):

	June 30, 2004	December 31, 2003
United States	$5,532	$5,893
United Kingdom	10,614	16,351
Rest of world	3,013	3,980

Total	$19,159	$26,224

12.   Legal Proceedings

        From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

        On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. ("Knowlagent"), which is the assignee of the United States Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested that monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patent. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. We are currently in the discovery phase of the lawsuit and, consequently, an estimate of the potential outcome cannot be made. However, we do not believe the ultimate resolution will have a material adverse effect on our financial position, results of operations or cash flows.

        On July 20, 2004, STS Software Systems Ltd. ("STS Software"), a wholly-owned subsidiary of NICE Systems, Ltd. ("NICE"), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us. The suit asserts that our products, including eQuality ContactStore for IP, infringe U.S. Patent No. 6,122,665 ("the "665 patent"). On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia. We are seeking a declaration from the court that we have not infringed any valid claim of the "665 patent. Both suits are at the most preliminary stages. We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.

        We are not party to any other litigation or other legal proceedings that we believe could have a material adverse effect on our financial position, results of operations or cash flows.

13.   Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46-R, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. For enterprises that are not small business issuers, FIN No. 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN No. 46-R did not have an impact on our financial position, results of operations or cash flows.

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF No. 03-1"), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF No. 03-1 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. We do not expect the adoption of EITF No. 03-1 will have a material impact on our financial position, results of operations, or cash flows.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption "Factors That May Affect Our Future Results and Market Price of Our Stock" beginning on page 27. The following should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended and filed with the U.S. Securities and Exchange Commission.

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

        We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. We also derived $4.3 million and $3.4 million of product revenue by selling hardware to customers in the first half of 2004 and 2003, respectively, as a result of the acquisition of Eyretel plc ("Eyretel") in March 2003. To date, eQuality Balance™ and eQuality ContactStore, our business-driven and/or full-time customer interaction recording solutions, have generated the majority of our product revenue and will continue to do so throughout 2004. We sell our products through direct and indirect sales channels. Our indirect sales channel consists of distributors and resellers that purchase product from us at a discount and then resell our products to end-users (or in the case of distributors, to other resellers) and referral partners who are paid a fee for referring sales leads and/or assisting us in the sales process.

        We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as performance analysis and e-learning management applications, and platforms, such as voice over Internet protocol ("VoIP") product offerings. We currently offer VoIP products to our customers. Although sales of such products were not material to our total revenue in the first half of 2004 and 2003, we believe that our VoIP product offerings represent a material growth opportunity as the market transitions to an Internet protocol ("IP") technology environment. In addition, we believe our product offerings can be marketed toward back-office initiatives for business process monitoring, which represents a new market for us. We also intend to expand our global sales channels by continuing to enter into reseller, distributor and similar arrangements with key vendors in the contact center workforce optimization market. However, factors that may influence our ability to grow our product revenue include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

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

        In April 2004, we began implementing a strategic initiative to expand our software development capabilities in the Asia-Pacific region. We expect to incur approximately $5.0 million throughout 2004 for software developer, training and equipment costs as well as duplicative ramp-up and severance costs associated with this transition.

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

        We are headquartered in Roswell, Georgia and have other offices throughout the United States. We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, Hong Kong, India, Japan, Malaysia, Mexico, the Netherlands, Singapore and the United Kingdom. During the first half of 2004 and 2003, 47% and 43%, respectively, of our revenue was derived from customers outside the United States. We had 478 full-time employees at June 30, 2004, compared to 530 at June 30, 2003.

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

        Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated revenue growth from existing customers, our ability to attract new customers, our ability to grow through acquisitions and to successfully integrate acquisitions, the availability and cost of debt and equity financing, technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse effect on our financial position, results of operations and cash flows. A summary of our critical accounting policies follows.

        Revenue Recognition.    We recognize revenue in accordance with Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. During the first half of 2004 and 2003, we also had $4.3 million and $3.4 million, respectively, in hardware revenue as a result of our acquisition of Eyretel. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products.    Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract.

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

        Impairment of Long-lived Assets.    Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in any given period. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

        Accounting for Income Taxes.    We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities using enacted tax rates for temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We evaluate the realizability of our deferred income tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At June 30, 2004, we had net deferred income tax liabilities primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on our deferred income tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred income tax liabilities that can be used to offset deferred income tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred income tax assets, resulting in a tax benefit if it is estimated that future taxable income is likely.

        Once the deferred income tax asset is realized through the utilization of net operating loss carryforwards, we would expect our provision for income taxes in future periods to reflect a normalized effective tax rate that would be significantly higher than past periods.

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

        Stock-Based Compensation.    With the exception of the deferred stock compensation that we recorded at our initial public offering, we generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment. On March 31, 2004, the Financial Accounting Standard Board ("FASB") issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which requires the mandatory expensing of stock options beginning in 2005. The Exposure Draft is in its early stages and will be replaced with the final guidance as issued by FASB. We will continue to monitor communications on this subject from the FASB in order to determine the impact our financial statements.

Results of Operations

        The following table sets forth the results of operations for the three and six months ended June 30, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product	41%	49%	42%	45%
Services	59%	51%	58%	55%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Product	11%	15%	12%	11%
Services	24%	22%	24%	22%

Total cost of revenue	35%	37%	36%	33%

Gross profit	65%	63%	64%	67%
Operating expenses:
Selling, general and administrative	46%	57%	46%	58%
Research and development	14%	16%	14%	18%
Merger-related costs	0%	9%	1%	10%
Acquired in-process research and development charge	0%	0%	0%	17%

Operating income (loss)	4%	(19)%	3%	(36)%
Interest and other income, net	0%	1%	0%	2%

Income (loss) before provision for income taxes	5%	(18)%	3%	(34)%
Provision for income taxes	1%	0%	0%	0%

Net income (loss)	4%	(18)%	3%	(34)%

Impact of Eyretel Acquisition

        We largely completed the integration of Eyretel during the second quarter of 2003 by substantially combining all sales, services, development, marketing, product and support functions. We estimate that the acquisition of Eyretel contributes approximately $50 million of additional annual revenue and that we have achieved approximately $20 million of annual expense savings, primarily though reductions in overhead and personnel. We believe that revenue and expenses beginning in the last half of 2003 reflect the full impact of the Eyretel acquisition and integration. Consequently, the acquisition of Eyretel significantly increased our reported revenues and expenses in the first half of 2004 as compared to the same year ago period. In addition, our gross profit margin decreased in the first half of 2004, as compared to the same year ago period, due to the increase of $0.9 million in hardware revenue without any significant profit margin and an increase of $1.4 million in amortization of intangible assets arising from the Eyretel acquisition. Operating expenses, expressed as a percentage of total revenue, decreased in the first half of 2004, as compared to the same year ago period, due to the decrease of $7.8 million for the acquired in-process research and development charge, the decrease of $4.1 million in merger-related costs and the aforementioned increase in revenue and expense savings following the acquisition of Eyretel.

Revenue

        Total revenue increased 17% in the second quarter of 2004 as compared to the second quarter of 2003 due to an increase in services revenue. Product revenue decreased slightly due primarily to a decrease in hardware revenue of $1.4 million. Total revenue increased 45% in the first half of 2004 as compared to the same year ago period due to increases in product and services revenue. During the second quarter of 2004, we installed an additional 120 customer sites, bringing our total number of installed customer sites to 2,549 versus approximately 2,100 at June 30, 2003. The weakening of the U.S. dollar against certain foreign currencies increased revenue by 4% and 6% for the three and six months ended June 30, 2004, respectively.

        Product revenue includes software revenue and hardware revenue. Hardware revenue was a new revenue stream beginning in the second quarter of 2003 resulting from the Eyretel acquisition. Because hardware sales negatively impact our gross profit, we intend to continue to transition our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline over time. For the three and six months ended June 30, 2004, product revenue, excluding hardware revenue of $2.0 million and $4.3 million, respectively, increased 11% and 35%, respectively, as compared to the same year ago periods due to increased sales in international markets and to an increase in the number of product offerings within our software product suite. The increase for the first half of 2004 as compared to the same year ago period was also attributable to the Eyretel acquisition on March 22, 2003. International revenue increased 12% and 59% for the three and six months ended June 30, 2004, as compared to the same year ago periods, due to our acquisition of Eyretel, which was based in the United Kingdom and had a broader international presence than we previously had, and due to increased sales in our existing international operations.

        During the second quarters of 2004 and 2003, 19% and 34%, respectively, of product revenue was attributable to new customers with remaining revenue representing follow-on revenue from our existing customer base. We receive follow-on product revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products for use at new sites. Product revenue as a percentage of total revenue, excluding hardware revenue, was 37% and 38% in the three and six months ended June 30, 2004, respectively, compared to 42% and 41% in the same year ago periods. Our product pricing has remained relatively consistent over the previous two years. We expect product revenue to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2004. During the first half of 2004, 34% of total product revenue was derived from our indirect sales channel, compared to 31% in the same year ago period. If a substantial number of our indirect sales partners were to terminate their relationships with us, it could have a material effect on our revenues.

        Services revenue, consisting of installation, training, consulting, maintenance revenue and reimbursable travel expenses, increased 35% and 54% in the three and six months ended June 30, 2004, respectively, as compared to the same year ago periods. These increases were primarily due to the installation and training services related to new product sales, customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream and the addition of new consulting services offerings which help our customers better utilize the products they license. The increase for the first half of 2004 as compared to the same year ago period was also attributable to the Eyretel acquisition. The percentage of Witness customers that have historically renewed their maintenance contracts with us has exceeded 90%. We believe that maintenance contracts will be renewed at the same rate during 2004. Services revenue in the three and six months ended June 30, 2004 also increased slightly due to the renewal of purchased Eyretel maintenance contracts that were recorded at their fair value during the acquisition in March 2003, but were renewed at their higher stated contract rates during 2004. Services revenue as a percentage of total revenue, excluding hardware revenue, was 63% and 62% in the three and six months ended June 30, 2004, respectively, compared to 58% and 59% in the same year ago periods. Our services pricing has remained consistent over the previous two years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2004.

Cost of Revenue

        Total cost of revenue increased 12% and 56% in the three and six months ended June 30, 2004, respectively, as compared to the same year ago periods. Excluding hardware cost of revenue, which was a new cost beginning in the second quarter of 2003 due to the acquisition of Eyretel, gross profit margins remained constant at 69% for the second quarters of 2004 and 2003 and decreased to 68% in the first half of 2004 from 71% in the same year ago period. This decline in gross profit margin was primarily attributable to the increase of $1.4 million in amortization of intangible assets resulting from the Eyretel acquisition in March 2003. We expect our gross profit margin, excluding hardware, to be in the 70% to 75% range for the remainder of 2004.

        Cost of product revenue primarily consists of amortization of acquired technology, hardware, royalties due to third parties for software components that are embedded in our software applications and packaging costs. For the three and six months ended June 30, 2004, cost of product revenue, excluding hardware costs of $1.9 million and $4.0 million, respectively, increased 10% and 47%, respectively, as compared to the same year ago periods, due primarily to an increase in amortization of intangible assets of $0.1 million and $1.4 million, respectively. We will continue to incur amortization expense, but expect the cost of hardware to decline as we reduce the amount of hardware sales. As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which would increase the cost of product revenue in the future.

        Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 28% and 60% in the three and six months ended June 30, 2004, respectively, as compared to the same year ago periods, due primarily to an increase in the number of employees engaged in installation, training, consulting and customer maintenance services. The increase for the first half of 2004, as compared to the same year ago period, was also attributable to the Eyretel acquisition. Cost of services revenue as a percentage of services revenue was 41% in the second quarter of 2004, compared to 44% in the second quarter of 2003. This improvement was due to an increase in the higher margin maintenance revenue as a percentage of total services revenue and due to moderately improved professional services and maintenance margins. For the six months ended June 30, 2004, cost of services revenue as a percentage of services revenue was 41%, compared to 40% in the same year ago period. This increase was primarily due to the cost of providing hardware support for which, due to the Eyretel acquisition in March 2003, we had only one full quarter of Eyretel results in the six months ended June 30, 2003 and two quarters in the six months ended June 30, 2004. This increase offset the aforementioned second quarter of 2004 as compared to the second quarter of 2003 services margin improvement. We anticipate that our services margins will continue to improve during 2004. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses consist primarily of personnel costs, sales commissions, marketing programs, provisions for bad debt expense, professional fees and the amortization of certain intangible assets. SG&A expense decreased 6% in the second quarter of 2004 as compared to the second quarter of 2003 due to a decrease in the provision for bad debt of $1.3 million, which was partially offset by increased third-party costs associated with compliance with the rules and regulations of the Sarbanes-Oxley Act of 2002. SG&A expense increased 16% in the first half of 2004 as compared to the same year ago period, primarily due to higher personnel and overhead costs resulting from an increase in the number of employees engaged in sales, marketing and general and administrative functions, increased spending on marketing programs and due to the Eyretel acquisition. SG&A expense as a percent of total revenue remained relatively constant for the three months ended June 30, 2004, as compared to the same year ago period. We expect SG&A expense as a percentage of total revenue to continue to be relatively constant in the near future as some additional operating efficiencies will be offset by an increase in internal and third-party costs associated with compliance with the rules and regulations of the Sarbanes-Oxley Act of 2002.

        Research and Development.    Research and development ("R&D") expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technical feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. Historically, software development costs incurred after technological feasibility has been established have not been material and, therefore, have been charged to expense. As of June 30, 2004, $0.7 million in software development costs have been capitalized and $0.1 million has been amortized during the second quarter of 2004. R&D expenses increased 5% and 16% in the three and six months ended June 30, 2004, respectively, as compared to the same year ago periods due primarily to an increased number of employees and consultants engaged in research and development activities. The increase for the first half of 2004, as compared to the same year ago period, was also attributable to the Eyretel acquisition on March 22, 2003. In April 2004, we began implementing a strategic initiative to significantly expand and improve our development capabilities by transitioning a portion of our development function to the Asia-Pacific region. As a result, we plan to double our development capacity by the end of 2004. We expect to incur approximately $5.0 million throughout 2004 for equipment and duplicative ramp-up, training and severance costs associated with the development transition and, consequently, expect total R&D expense to increase in absolute dollars and as a percentage of total revenue in 2004, as compared to 2003.

        Merger-related Costs.    We incurred merger-related costs of $0.5 million during the first half of 2004, which related to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of June 30, 2004) is due March 2005 but may be payable in advance under certain circumstances, such as a change of control. We incurred merger-related costs of $4.6 million during the first half of 2003, which included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.0 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with Witness, $0.5 million of facilities costs to consolidate Witness' facilities and $0.2 million of expenses related to Witness employee severance and benefits. We expect to incur merger-related costs through the first quarter of 2005 related only to the COO bonus, which is being recognized over the related service period.

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

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment, net of foreign currency exchange gains and losses. Interest and other income, net decreased 60% and 64% in the three and six months ended June 30, 2004, respectively, as compared to the same year ago periods due to net foreign currency exchange losses in the 2004 periods as compared to net foreign currency exchange gains in the same year ago periods and due to lower yields and lower investment balances as a result of the March 2003 acquisition of Eyretel which was a cash transaction. We expect that interest and other income, net will increase slightly through the remainder of 2004, as compared to 2003, in concert with interest rates and an expected increase in our cash and investment balances.

Provision for Income Taxes

        We recorded provisions for foreign income tax and federal alternative minimum tax in the three and six months ended June 30, 2004 and 2004. Deferred income tax assets are normally recognized for deductible temporary differences and net operating loss and tax credit carryforwards. We have recorded a valuation allowance against deferred income tax assets generated as a result of net operating loss carryforwards as the future realization of the tax benefits is not currently considered more likely than not.

Liquidity and Capital Resources

        At June 30, 2004, we had $52.3 million in total cash and cash equivalents and investments which was $11.4 million higher than the $40.9 million held at December 31, 2003. Working capital also increased by $14.5 million from $28.7 million at December 31, 2003 to $43.2 million at June 30, 2004. Accrued expenses decreased by $8.9 million at June 30, 2004 from December 31, 2003 due primarily to payment of accrued merger related costs and a lower commission accrual at June 30, 2004 as compared to December 31, 2003.

        Cash flows from operating activities during the first half of 2004 provided $5.0 million compared to cash flows used in operating activities of ($1.0) million in same year ago period. This increase was due primarily to the increase in operating income, exclusive of non-cash items, which increased to $7.7 million during the first half of 2004 from ($2.7) million in the same year ago period. Such increase resulted from the improvement in operating performance and the reduction in merger-related costs incurred during the respective periods. In addition, our accounts receivable days sales outstanding ("DSO") decreased from 85 days at December 31, 2003 to 75 days at June 30, 2004. We expect our DSO to remain be in the low to mid 80s range during the remainder of the year.

        Cash flows used in investing activities during the first half of 2004 were ($13.9) million which consisted of the purchase of additional investment securities and capital expenditures made primarily for computer equipment and leasehold improvements. Cash flows provided by investing activities were $4.2 million in the first half of 2003 which included the sale of investments securities of $27.0 million to initially fund the Eyretel acquisition partially offset by the acquisition of Eyretel for $21.2 million (net of $38.8 million in cash held by Eyretel) and certain other assets purchased for $2.4 million from a software and services company focused on the business intelligence marketplace.

        Cash flows provided by financing activities during the first half of 2004 were $6.9 million as compared to $0 million for the same year ago period. The increase was primarily due to a $6.4 million increase in proceeds from the exercise of stock options due mainly to the increase in the market price of our stock during the first half of 2004. Of the $10 million of stock repurchases that have been authorized, $3.1 million have been repurchased to date, and we do not at this time anticipate making any further repurchases.

        At June 30, 2004, we had $12.1 million available under a line of credit, which was net of outstanding letters of credit of $2.9 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others.

        We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources. We currently expect to have total capital expenditures of approximately $2.5 million in 2004. We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Excess cash and investments, plus the availability under our line of credit, may be used to fund future merger or acquisition transactions. We filed a shelf registration statement on Form S-3 (including subsequent amendments) in March 2004 with the Securities and Exchange Commission ("SEC") to register up to $80 million of securities, which may consist of common stock or warrants to purchase our common stock. The shelf registration statement, which is not effective yet, is intended to provide us the ability to raise equity capital if and when appropriate for our business. The sale of additional equity securities could result in additional dilution to our stockholders. If cash generated from operations is insufficient to satisfy our liquidity requirements and we are unable or choose not to raise additional equity capital, we may seek to establish new financing arrangements. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

        Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure primarily relates to fluctuations in foreign exchange rates and interest rates. Except for the hedge transaction entered into in connection with the Eyretel acquisition, we have not entered into derivative or hedging transactions to manage risk in connection with foreign exchange fluctuations and have not engaged in any interest rate hedging transactions. Due to the current strength of foreign currencies compared to the U.S. dollar, foreign currency translations contributed $1.3 million to our June 30, 2004 cash balance as a result of our subsidiaries' cash being denominated in foreign currencies.

        The majority of our operations have historically been in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, with the acquisition of Eyretel and along with our existing foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of these currencies as compared to the U.S. dollar. Currently, we have offices in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom and conduct transactions in either the local currency of the location or the U.S. dollar. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, strengthening of the U.S. dollar against foreign currencies could have a material adverse effect on our financial results. Net foreign exchange gains and (losses), included in interest and other income, net, were $0 million and $0.2 million in the first half of 2004 and 2003, respectively.

        Exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our investments are made with capital preservation and liquidity as our primary objectives. We generally hold only high-grade investments such as commercial paper, corporate bonds and U.S. government agency securities. To reduce our balance sheet exposure to variations in asset values, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months for our entire portfolio. Our investment portfolio may contain securities with maturities of up to three years. While this minimizes our interest rate risk to asset values, our results are exposed to fluctuations in interest income due to changes in market rates. In order to acquire the shares of Eyretel, we converted investment securities to cash in February 2003, realizing a gain of $0.2 million.

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

        It typically takes three to nine months from the time we qualify a sales lead until we sign a sales contract with the customer. As a result, it is difficult for us to predict the quarter in which a particular sale will occur. If our sales cycle unexpectedly lengthens for one or more large orders or a significant number of small orders, it would delay the timing of our revenue, but not the timing of most of our corresponding expenses. Lengthening of our sales cycle could also increase the total cost of a sale due to additional employee time and costs associated with the sale. Material changes in our sales cycle could cause our quarterly revenue or operating results to be below the expectations of investors, and the price of our common stock could fall substantially.

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

        With the exception of the first half of 2004 and the first half of 2002, we have historically experienced quarterly losses from operations. We may continue to suffer losses in the future. As a result of our operating losses, we had an accumulated deficit of $46.5 million as of June 30, 2004. In addition, we expect to continue to devote substantial resources to research and development, professional services, and sales and marketing activities. As a result, we will need to generate significant revenue to achieve sustained profitability.

        If we do not achieve profitability from operations, we may need to obtain additional financing. We cannot assure you that additional financing would be available to us at an acceptable cost, if at all.

Our operating results are difficult to predict and adverse fluctuations in operating results could cause our stock price to fall.

        Our quarterly revenue and operating results are difficult to predict and could fluctuate significantly from period to period. In particular, we typically derive a significant portion of our software product revenue in each quarter from a small number of relatively large orders. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our professional services revenue in the same quarter or in subsequent quarters. Our quarterly revenue is difficult to forecast for several reasons, including the following:

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

        We derived $31.5 million and $18.9 million in the first half of 2004 and 2003, respectively, from customers outside the United States, principally in the United Kingdom, Hong Kong/Greater China, Canada, Japan and Australia. During 2003, we completed the purchase of Eyretel plc. Through this acquisition, we significantly expanded our operations outside of North America. Our operations outside of the United States at June 30, 2004 consisted of 181 dedicated employees located in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom. We have also established relationships with a number of international resellers.

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

  •
  higher costs of employment in certain international geographies;

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

        Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 34% and 31% of total product revenue in the first half of 2004 and 2003, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to continue to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

        We expect that competition will increase as other established and emerging companies enter our market and as new products, services and technologies are introduced. Increased competition may result in price reductions, lower gross margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations.

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

If our software development activities in the Asia-Pacific region are not successful, we may not be able to meet our development schedules

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

        As of June 30, 2004, we had six registered trademarks, two trademark applications pending in the U.S., five patents and 15 patent applications pending in the U.S. and six patent applications pending internationally. There is no guarantee that our pending applications will result in issued trademarks or patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

        It is possible that third parties will claim that we have infringed their current or future products. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of our lawsuits against each of Knowlagent and NICE (as described in Note 12, "Legal Proceedings"), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our products at issue, or to pay damages or satisfy indemnification commitments with our customers.

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

        A number of customers expect us to source hardware to support the implementation of our software. We do not intend to continue selling hardware and have transferred the fulfillment of all hardware orders to third-party distributors. Thus, we are largely dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are subject to the following risks due to our hardware distribution system:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective. There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Information with respect to this item is included in Note 12 of the Notes to the Condensed Consolidated Financial Statements, of this Report.

Item 2. Changes in Securities and Use of Proceeds

(e)
Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2004 - Apr. 30, 2004	—	—	—	$6,901,182.50

May 1, 2004 - May 31, 2004	—	—	—	$6,901,182.50

Jun. 1, 2004 - Jun. 30, 2004	—	—	—	$6,901,182.50

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 26, 2004. The matters voted on at the Annual Meeting were as follows:

(1)	The Election of two Directors The nomination of Dan J. Lautenbach was approved as indicated below:
	For	16,919,981
	Withheld	434,582
	The nomination of Peter F. Sinisgalli was approved as indicated below:
	For	17,036,776
	Withheld	317,787
(2)	Ratification of the appointment of KPMG LLP as independent public accountants for the year ending December 31, 2004 as follows:
	For	17,337,559
	Against	8,730
	Abstain	8,274

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David B. Gould pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of William F. Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)
Reports on Form 8-K

        We filed the following reports on Form 8-K filed during the second quarter of 2004:

    (1)
    On April 22, 2004, we filed a current report on Form 8-K under Item 12 that furnished a press release dated April 22, 2004, related to our financial results for the quarter ended March 31, 2004.

    (2)
    On June 16, 2004, we filed a current report on Form 8-K under Item 9 announcing that an officer entered into a stock sale plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	WITNESS SYSTEMS, INC.
	BY:	/s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
	BY:	/s/ WILLIAM F. EVANS WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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