Form 10-Q
period 2004-09-30
WITNESS SYSTEMS INC
filed 2004-11-05
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, par value $.01 per share	24,301,304

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,417	$30,717
Investments	26,530	10,155
Accounts receivable, net of allowance for doubtful accounts of $2,677 at September 30, 2004 and $2,584 at December 31, 2003	27,694	31,707
Prepaid and other current assets	4,906	3,311

Total current assets	95,547	75,890
Intangible assets, net	11,907	20,083
Property and equipment, net of accumulated depreciation of $10,931 at September 30, 2004 and $7,556 at December 31, 2003	6,057	6,141
Other assets	1,399	2,177

	$114,910	$104,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,601	$3,648
Accrued expenses	15,942	23,579
Deferred revenue	23,179	19,966

Total current liabilities	43,722	47,193
Other long-term liabilities	4,129	3,906
Deferred income taxes	119	3,197

Total liabilities	47,970	54,296

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 24,160,563 and 22,169,672 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	242	222
Additional paid-in capital	106,109	94,293
Accumulated deficit	(43,579)	(48,506)
Accumulated other comprehensive income	4,168	3,986

Total stockholders' equity	66,940	49,995
Commitments and contingencies

	$114,910	$104,291

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product	$13,925	$11,000	$41,965	$31,987
Services	21,332	16,897	60,662	42,464

Total revenue	35,257	27,897	102,627	74,451

Cost of revenue:
Product	2,737	2,410	10,361	7,539
Services	8,036	6,524	24,335	16,724

Total cost of revenue	10,773	8,934	34,696	24,263

Gross profit	24,484	18,963	67,931	50,188
Operating expenses:
Selling, general and administrative	16,422	15,402	47,663	42,385
Research and development	5,470	4,804	15,308	13,310
Merger-related costs	152	1,602	675	6,179
Acquired in-process research and development	—	—	—	7,840

Operating income (loss)	2,440	(2,845)	4,285	(19,526)
Interest and other income, net	435	321	743	1,187

Income (loss) before provision for income taxes	2,875	(2,524)	5,028	(18,339)
(Benefit) provision for income taxes	(68)	8	101	198

Net income (loss)	$2,943	$(2,532)	$4,927	$(18,537)

Net income (loss) per share:
Basic	$0.12	$(0.11)	$0.21	$(0.84)

Diluted	$0.11	$(0.11)	$0.19	$(0.84)

Weighted-average common shares outstanding:
Basic	23,631	22,040	23,035	21,947

Diluted	26,202	22,040	25,745	21,947

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,927	$(18,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development charge	—	7,840
Amortization of intangible assets	5,028	3,887
Depreciation and amortization on property and equipment	2,398	2,800
Provision for doubtful accounts	516	2,679
Other	413	266
Changes in operating assets and liabilities:
Accounts receivable	3,763	(1,414)
Prepaid and other assets	(285)	255
Accounts payable and accrued expenses	(7,645)	(5,539)
Deferred revenue	3,214	5,018

Net cash provided by (used in) operating activities	12,329	(2,745)

Cash flows from investing activities:
Capital expenditures	(2,185)	(1,562)
Purchases of investments	(20,804)	(3,105)
Proceeds from maturities of investments	3,000	4,888
Proceeds from sales of investments	968	26,938
Acquisition of Eyretel plc, net of cash acquired of $38,814	—	(21,496)
Purchase of other business assets	—	(2,385)

Net cash (used in) provided by investing activities	(19,021)	3,278

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	11,389	586
Repayment of note receivable from stockholder	—	484
Stock repurchases	—	(734)

Net cash provided by financing activities	11,389	336

Effect of exchange rate changes on cash	1,003	1,526

Net increase in cash and cash equivalents	5,700	2,395
Cash and cash equivalents at beginning of year	30,717	36,391

Cash and cash equivalents at end of year	$36,417	$38,786

Supplemental cash flow information:
Cash paid for interest	$—	$86

Cash paid for income taxes	$203	$15

Non-cash investing activities:
Purchase of other business assets with short-term borrowings	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

        We are headquartered in Roswell, Georgia with offices in the United States, Australia, Brazil, Canada, China, Germany, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997. We have been a publicly traded company since February 2000.

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

        The financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended and filed with the U.S. Securities and Exchange Commission.

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

2.     Revenue Recognition and Deferred Revenue

        We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. During the nine months ended September 30, 2004 and 2003, we also had $5.5 million and $4.3 million, respectively, in hardware revenue, which commenced upon the acquisition of Eyretel. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

3.     Net Income (Loss) Per Share

        The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$2,943	$(2,532)	$4,927	$(18,537)

Weighted average shares of common stock and common stock equivalents outstanding:
Basic	23,631	22,040	23,035	21,947
Dilutive effect of stock options computed using the treasury stock method	2,571	—	2,710	—

Diluted common shares outstanding	26,202	22,040	25,745	21,947

Net income (loss) per share:
Basic	$0.12	$(0.11)	$0.21	$(0.84)

Diluted	$0.11	$(0.11)	$0.19	$(0.84)

        We have excluded all outstanding stock options from the calculation of historical diluted net loss per common share for the three and nine months ended September 30, 2003 because we reported a loss in both periods and all such securities were anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per common share for the three and nine months ended September 30, 2003 was 933,051 and 613,052, respectively, using the treasury stock method. For the three months ended September 30, 2004 and 2003, 843,659 and 5,095,887 stock options, respectively, and for the nine months ended September 30, 2004 and 2003, 1,027,343 and 4,329,781 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock during those periods, and therefore had an anti-dilutive effect.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Reported net income (loss)	$2,943	$(2,532)	$4,927	$(18,537)
Add back: Stock-based employee compensation expense included in reported net income (loss)	44	23	44	69
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,458)	(1,862)	(6,082)	(5,689)

Pro forma net income (loss)	$529	$(4,371)	$(1,111)	$(24,157)

Net income (loss) per share:
Reported:
Basic	$0.12	$(0.11)	$0.21	$(0.84)

Diluted	$0.11	$(0.11)	$0.19	$(0.84)

Pro forma:
Basic	$0.02	$(0.20)	$(0.05)	$(1.10)

Diluted	$0.02	$(0.20)	$(0.05)	$(1.10)

        As of September 30, 2004, there were 1.7 million shares available for future grants under our stock option plans.

5.     Comprehensive Income (Loss)

        Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$2,943	$(2,532)	$4,927	$(18,537)
Other comprehensive income (loss):
Unrealized net holding gain (loss) on investments	70	—	(96)	(165)
Foreign currency translation adjustments	(164)	250	278	1,428

Total comprehensive income (loss)	$2,849	$(2,282)	$5,109	$(17,274)

	September 30, 2004	December 31, 2003
Cumulative foreign currency translation adjustments	$4,272	$3,994
Unrealized net holding loss on investments	(104)	(8)

Total accumulated other comprehensive income	$4,168	$3,986

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

$59,727

        Under the purchase method of accounting, the total purchase price is allocated to Eyretel's net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. During the first quarter of 2004, we recorded our final adjustments to the purchase price allocation, the majority of which affected deferred income taxes and intangible assets. The final purchase price allocation is as follows (in thousands):

Cash and investments	$38,814
Other current assets	22,438
Property and equipment, net	2,597
Identifiable intangible assets acquired:
Acquired technology	10,700
Distribution arrangements	4,124
Customer lists	1,956
Trademarks	1,007
In-process research and development	7,840

Total assets acquired	89,476
Restructuring accruals	(5,254)
Deferred revenue	(5,512)
Other current liabilities	(16,165)
Other long-term liabilities	(2,536)
Deferred income taxes	(282)

Total liabilities assumed	(29,749)

$59,727

        The fair values of identifiable intangible assets was determined with the assistance of Taylor Consulting Group, Inc., an independent third-party appraiser, using either an income or cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets. We estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") related to developing enhancements and new products for the voice and data recording, quality monitoring and analysis industry that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. We calculated the value of the IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges; and costs already incurred and the expected costs to complete.

        Supplemental unaudited pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts):

Nine Months ended September 30, 2003
Total revenue	$88,372
Net loss	$(23,187)
Net loss per share—basic and diluted	$(1.06)
Weighted average shares—basic and diluted	21,947

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

7.     Acquisition-Related Restructuring Accruals and Merger-Related Costs

        As a result of the Eyretel acquisition in March 2003, we recorded $5.3 million in certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included among the assets acquired and liabilities assumed in the purchase of Eyretel. The following table summarizes the restructuring accrual activity for the full year 2003 and the nine months ended September 30, 2004, included in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Acquisition-related restructuring accruals	$2,522	$2,436	$4,958
Cash payments	(2,138)	(662)	(2,800)
Foreign exchange translation	—	162	162

Accrual at December 31, 2003	$384	$1,936	$2,320
Adjustment to acquisition-related restructuring accruals	(97)	393	296
Cash payments	(36)	(444)	(480)
Foreign exchange translation	9	94	103

Accrual at September 30, 2004	260	1,979	2,239
Less: Long-term portion	—	1,778	1,778

Current portion at September 30, 2004	$260	$201	$461

        We also accrued merger-related costs related to Witness lease terminations and severance associated with Witness employee terminations during the merger integration process that are classified as merger-related costs in the accompanying consolidated statements of operations. All such costs met the criteria for accrual as outlined in Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and were recorded as merger-related costs in the accompanying consolidated statements of operations for 2004 and 2003. The following table summarizes the merger-related cost accrual activity for the full year 2003 and the nine months ended September 30, 2004, included in accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424
Cash payments	(347)	—	(347)

Accrual at September 30, 2004	$77	—	$77

        The following table summarizes our merger-related costs for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Merger-related restructuring provisions (included in table above)	—	$929	—	$1,615
Integration costs	—	269	—	3,295
Bonus expense	$152	404	$675	404
Cost of sterling-based forward exchange contract	—	—	—	865

Total	$152	$1,602	$675	$6,179

        We incurred merger-related costs of $0.7 million for the nine months ended September 30, 2004, which related to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of September 30, 2004) is due March 2005 but may be payable in advance under certain circumstances, such as a change of control. This COO bonus is being recognized over the related service period through the first quarter of 2005 and is being recorded as merger-related costs.

8.     Intangible Assets

        The following tables present the components of intangible assets (in thousands):

	September 30, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$15,345	$(8,566)	$6,779
Distribution arrangements	4,281	(1,335)	2,946
Customer lists	2,355	(842)	1,513
Trademarks	1,212	(700)	512
Patents	237	(80)	157

	$23,430	$(11,523)	$11,907

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$17,120	$(4,696)	$12,424
Distribution arrangements	5,081	(849)	4,232
Customer lists	2,746	(455)	2,291
Trademarks	1,373	(379)	994
Patents	190	(48)	142

	$26,510	$(6,427)	$20,083

        The intangible assets and amortization expenses are subject to foreign currency translation adjustments. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Included in:
Cost of product revenue	$1,054	$1,301	$3,813	$2,666
Selling, general and administrative	405	507	1,215	1,221

	$1,459	$1,808	$5,028	$3,887

9.     Benefit Plans

        Change of Control—In November 2004 we entered into change of control agreements with our senior officers, including our named executive officers. In general, these agreements provide the officers with severance benefits in the event of a change in control (as defined in the agreements) of the company. They provide for receipt by the officer of a multiple of his (her) base salary and bonus, in a lump sum, as well as a minimum pro rata bonus for the year in which the change of control occurs, and payment of COBRA continuation coverage, life insurance premiums and long-term disability insurance premiums for a fixed period of time. In addition, the agreements provide for a gross-up payment for certain U.S. federal excise taxes that might result from the receipt of the severance payments. The severance payments vary by seniority, and involve multiples of 1.0, 1.5 or 2.0 times base salary and bonus. In the change of control agreements other than those for our CEO, COO and CFO, payments are made only if there is both a change of control of the company and a termination of employment of the officer without cause, or by the officer for specified reasons. The agreements were approved by the Compensation Committee of our Board of Directors and by our full Board.

        Director and Key Executive Stock Ownership Incentive Policy—In December 2003, we adopted the Director and Key Executive Stock Ownership Incentive Policy (the "Policy"). The Policy is intended to promote the interests of Witness and its stockholders by encouraging members of the Board of Directors and key executives to purchase shares of our common stock. Under the Policy, an eligible person who purchases at least 500 shares and up to 3,000 shares of our common stock in the open market will be automatically and immediately granted five options from our Amended and Restated Stock Incentive Plan (the "1999 Plan") for each share purchased, with an exercise price equal to the closing price of our common stock on the date of purchase. One-half of the options will vest on the first anniversary of the grant date, and the remaining options will vest in 12 equal monthly installments thereafter. In the first quarter of 2004, the Board of Directors extended the Policy to remain in effect until June 15, 2004, when it expired. As of September 30, 2004, 122,500 options had been granted under this Policy.

        1999 Plan—In June 2004, the Compensation Committee of our Board of Directors directed that the term of stock options to be issued under the 1999 Plan be fixed at five years for all grants made subsequent to July 1, 2004.

10.   Line of Credit

        In March 2004, we extended the maturity date on our $15.0 million line of credit to March 2005. At our election, borrowings under the line of credit bear interest at the bank's prime rate or LIBOR plus 300 basis points with interest payable monthly. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of September 30, 2004, we were in compliance with all bank covenants.

        As of September 30, 2004, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.2 million, which was net of outstanding letters of credit of $2.8 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter of credit securing our premises in the United Kingdom.

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

        World-wide annual revenue based on customer domicile is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
United States	$17,489	$14,902	$53,332	$41,573
United Kingdom	10,369	6,418	27,888	15,107
Rest of world	7,399	6,577	21,407	17,771

Total	$35,257	$27,897	$102,627	$74,451

        The rest of world revenue was derived primarily from customers located in Australia, Canada, China, Continental Europe, India, and Japan. No individual customer accounted for more than 10% of consolidated revenue during the three or nine months ended September 30, 2004 or 2003.

        Long-lived assets, including intangible assets, by geography are as follows (in thousands):

	September 30, 2004	December 31, 2003
United States	$5,551	$5,893
United Kingdom	9,437	16,351
Rest of world	2,976	3,980

Total	$17,964	$26,224

12.   Legal Proceedings

        From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

        On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. ("Knowlagent"), which is the assignee of the United States Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. We are currently in the discovery phase of the lawsuit and, consequently, an estimate of the potential outcome cannot be made. However, we do not believe the ultimate resolution will have a material adverse effect on our financial position, results of operations or cash flows.

        On July 20, 2004, STS Software Systems Ltd. ("STS Software"), a wholly-owned subsidiary of NICE Systems, Ltd. ("NICE Ltd."), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us. The suit asserts that our products, including eQuality ContactStore for IP, infringe U.S. Patent No. 6,122,665 ("the '665 patent"). On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia. We are seeking a declaration from the court that we have not infringed any valid claim of the '665 patent. Both suits are at the most preliminary stages. We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.

        On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. ("NICE Inc."), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement. Specifically, we have alleged that NICE products, including its screen capture and synchronized screen and voice capture technologies, infringe claims of United States Patent Nos. 5,790,798 ("the '798 Patent") and 6,510,220 ("the '220 Patent"), both entitled "Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location." We have sought an injunction and money damages for NICE's infringement of these two patents. NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity. This suit is at the most preliminary stage. We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.

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

        We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. We also derived $5.5 million and $4.3 million of product revenue by selling hardware to customers during the nine months ended September 30, 2004 and 2003, respectively, which commenced upon the acquisition of Eyretel plc ("Eyretel") in March 2003. To date, eQuality Balance™ and eQuality ContactStore, our business-driven and/or full-time customer interaction recording solutions, have generated the majority of our product revenue and will continue to do so throughout 2004. We sell our products through direct and indirect sales channels. Our indirect sales channel consists of distributors and resellers that purchase product from us at a discount and then resell our products to end-users (or, in the case of distributors, to other resellers) and referral partners who are paid a fee for referring sales leads and/or assisting us in the sales process.

        We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as performance analysis and e-learning management applications, and platforms, such as voice over Internet protocol ("VoIP") product offerings, all of which are currently offered to our customers. Although sales of such products were not material to our total revenue during the nine months ended September 30, 2004 and 2003, we believe that our VoIP product offerings represent a material growth opportunity as the market transitions to an Internet protocol ("IP") technology environment. In addition, we believe our product offerings can be marketed toward back-office initiatives for business process monitoring, which represents a new market for us. We also intend to expand our global sales channels by continuing to enter into reseller, distributor and similar arrangements with key vendors in the contact center workforce optimization market. However, factors that may influence our ability to grow our product revenue include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

        We plan to grow our services revenue in concert with our product revenue. When our customers license our products, they generally purchase installation, training and one year of support services. Therefore, as we generate product revenue, we also generate related services revenue. In addition, our customers generally renew their maintenance contracts with us each year. Therefore, our maintenance revenue generally increases as our customer base increases. However, factors that may influence our ability to grow our services revenue include our ability to continue to increase product revenues and our ability to maintain a high level of customer satisfaction.

        Corporate spending for information technology ("IT") and customer relationship management ("CRM") applications decreased in 2002 and remained relatively flat in 2003, as compared to prior years. While the economic environment remains challenging, there were indications of an improving economic outlook and IT spending showed signs of improvement beginning in the latter part of 2003. As a result, we have experienced revenue growth throughout 2004 and forecasted additional revenue growth for 2005.

        In April 2004, we announced a strategic initiative to expand our software development capabilities in the Asia-Pacific region. As of September 30, 2004, we have approximately doubled our development capacity with approximately 150 contractors and incurred approximately $2.5 million for equipment and duplicative ramp-up, salaries, training and severance costs associated with the development transition. We expect to incur costs of approximately $1.8 million during the fourth quarter of 2004 associated with this initiative.

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

        We are headquartered in Roswell, Georgia and have other offices throughout the United States. We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. During the nine months ended September 30, 2004 and 2003, 48% and 44%, respectively, of our revenue was derived from customers outside the United States. We had 486 full-time employees at September 30, 2004, compared to 517 at September 30, 2003.

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

        Revenue Recognition.    We recognize revenue in accordance with Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. During the nine months ended September 30, 2004 and 2003, we also had $5.5 million and $4.3 million, respectively, in hardware revenue, which commenced upon the acquisition of Eyretel. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract.

        Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments and estimates affect the application of our revenue policy. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of customer credits and other known factors. If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

        Allowance for Doubtful Accounts.    We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate and resulted in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling, general and administrative expense in the period such determination is made.

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

        Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as adjustments to goodwill and/or other acquired assets. Subsequent adjustments would be reflected in our results of operations.

        Impairment of Long-lived Assets.    Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, would require management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

        Accounting for Income Taxes.    We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities using enacted tax rates for temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We evaluate the realizability of our deferred income tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At September 30, 2004, we had net deferred income tax liabilities primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on our deferred income tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred income tax liabilities that can be used to offset deferred income tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred income tax assets, resulting in a tax benefit if it is estimated that future taxable income is likely.

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

        Stock-Based Compensation.    We generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment. On March 31, 2004, the Financial Accounting Standard Board ("FASB") issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which requires the mandatory expensing of stock options. While the final statement is subject to change, it is currently anticipated that it will become effective for interim periods beginning after June 15, 2005. We will continue to monitor communications on this subject from the FASB in order to determine the impact to our financial statements.

Results of Operations

        The following table sets forth the results of operations for the three and nine months ended September 30, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product	39%	39%	41%	43%
Services	61%	61%	59%	57%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Product	8%	9%	10%	10%
Services	23%	23%	24%	23%

Total cost of revenue	31%	32%	34%	33%

Gross profit	69%	68%	66%	67%
Operating expenses:
Selling, general and administrative	46%	55%	46%	57%
Research and development	16%	17%	15%	18%
Merger-related costs	0%	6%	1%	8%
Acquired in-process research and development	0%	0%	0%	10%

Operating income (loss)	7%	(10)%	4%	(26)%
Interest and other income, net	1%	1%	1%	1%

Income (loss) before provision for income taxes	8%	(9)%	5%	(25)%
(Benefit) provision for income taxes	0%	0%	0%	0%

Net income (loss)	8%	(9)%	5%	(25)%

Impact of Eyretel Acquisition

        We largely completed the integration of Eyretel during the second quarter of 2003 by substantially combining all product lines, sales, services, development, marketing and support functions. We estimate that the acquisition of Eyretel contributes approximately $50 million of additional annual revenue and that we have achieved approximately $20 million of annual expense savings, primarily though reductions in overhead and personnel. We believe that revenue and expenses beginning in the last half of 2003 reflect the full impact of the Eyretel acquisition and integration. Consequently, the acquisition of Eyretel increased our reported revenues and expenses in the nine months ending September 30, 2004 as compared to the same year-ago period. In addition, our gross profit margins were adversely impacted during the 2004 and 2003 periods due to the inclusion of hardware revenue without any significant profit margin and amortization of intangible assets arising from the Eyretel acquisition. Operating expenses, expressed as a percentage of total revenue, decreased in the nine months ending September 30, 2004, as compared to the same year-ago period, due to the decrease of $7.8 million for the acquired in-process research and development, the decrease of $5.5 million in merger-related costs and the aforementioned increase in revenue and expense savings following the acquisition of Eyretel.

Revenue

        Total revenue increased 26% and 38% for the three and nine months ended September 30, 2004, respectively, compared to the same year-ago periods due to increases in product and services revenue. The growth in revenue for the nine months period also reflects three quarters of revenue from the Eyretel acquisition compared to only two full quarters in 2003. During the third quarter of 2004, we installed an additional 139 customer sites, bringing our total number of installed customer sites to 2,688 versus approximately 2,200 at September 30, 2003. International revenue increased 50% for the nine months ended September 30, 2004, compared to the same year-ago period, due to the Eyretel acquisition, which was based in the United Kingdom and had a broader international presence than we previously had, and due to increased sales in our existing international operations. In addition, the weakening of the U.S. dollar against certain foreign currencies increased revenue by 5% for both the three and nine months ended September 30, 2004, compared to the same year ago periods.

        Product revenue includes software revenue and hardware revenue. Hardware revenue was a new revenue stream beginning in the second quarter of 2003 resulting from the Eyretel acquisition. Because hardware sales negatively impact our gross profit, we are working towards transitioning our customers to third-party hardware suppliers and, as a result, expect hardware revenue to eventually begin to decline. For the three and nine months ended September 30, 2004, product revenue, excluding hardware revenue of $1.2 million and $5.5 million, respectively, increased 27% and 32%, respectively, compared to the same year-ago periods due to increased sales in international markets and to an increase in the number of product offerings within our software product suite. The increase during the nine months ended September 30, 2004, compared to the same year-ago period was also attributable to the Eyretel acquisition.

        During the third quarters of 2004 and 2003, 30% and 23%, respectively, of product revenue was attributable to new customers with remaining revenue representing follow-on revenue from our existing customer base. We receive follow-on product revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products for use at new sites. Product revenue as a percentage of total revenue, excluding hardware revenue, was 37% and 38% in the three and nine months ended September 30, 2004, respectively, compared to 37% and 39% in the same year-ago periods. Our product pricing has remained relatively consistent over the past two years. We expect product revenue to remain relatively constant as a percentage of total revenue, excluding hardware revenue, for the remainder of 2004 and into 2005. During the nine months ended September 30, 2004 and 2003, 32% of total product revenue was derived from our indirect sales channel. If a substantial number of our indirect sales partners were to terminate their relationships with us, it could have a material effect on our revenues.

        Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 26% and 43% in the three and nine months ended September 30, 2004, respectively, compared to the same year-ago periods. These increases were primarily due to the installation and training services related to new product sales and customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The increase during the nine months ended September 30, 2004, compared to the same year-ago period was also attributable to the Eyretel acquisition. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate for the remainder of 2004 and into 2005. Services revenue as a percentage of total revenue, excluding hardware revenue, was 63% and 62% in the three and nine months ended September 30, 2004, respectively, compared to 63% and 61% in the same year-ago periods. Our services pricing has remained consistent over the past two years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites, and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, for the remainder of 2004 and into 2005.

Cost of Revenue

        Total cost of revenue increased 21% and 43% in the three and nine months ended September 30, 2004, respectively, compared to the same year-ago periods. Excluding hardware cost of revenue, which was a new cost beginning in the second quarter of 2003 due to the Eyretel acquisition, and the amortization of intangible assets resulting from the Eyretel acquisition, gross profit margins remained constant at 75% in the third quarter of 2004 and 2003, and declined slightly to 73% in the nine months ended September 30, 2004, from 74% in the same year-ago period. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant for the remainder of 2004 and into 2005.

        Cost of product revenue primarily consists of amortization of acquired technology, hardware, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software product costs and packaging costs. Amortization of acquired technology decreased to $1.1 million in the third quarter of 2004 compared to $1.3 million in the same year-ago period due to purchase price adjustments finalized in the first quarter of 2004. For the nine months ended September 30, 2004, amortization of acquired technology increased to $3.8 million from $2.7 million for the same year-ago period due primarily to three quarters in the 2004 period of amortization of the acquired technology from Eyretel in March 2003 compared to two quarters in the 2003 period. Cost of hardware revenue increased to $1.1 million and $5.1 million for the three and nine months ended September 30, 2004, respectively, compared to $0.9 million and $3.6 million for the same year-ago periods. We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future. For the three and nine months ended September 30, 2004, cost of product revenue, excluding hardware costs and amortization of acquired technology, increased 218% and 13%, respectively, compared to the same year-ago periods. The third quarter year-over-year increase was due to capitalized software development product costs now being amortized and royalties due to third parties for software components that are embedded in our software applications. As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which would increase the cost of product revenue in the future.

        Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 23% and 46% in the three and nine months ended September 30, 2004, respectively, compared to the same year-ago periods, due primarily to an increase in the number of employees and contractors engaged in customer maintenance services. The increase for the nine months ended September 30, 2004, compared to the same year-ago period, was also attributable to the Eyretel acquisition. Cost of services revenue as a percentage of services revenue was 38% in the third quarter of 2004 compared to 39% in the third quarter of 2003. This slight improvement was primarily due to an increase in the higher margin maintenance revenue as a percentage of total services revenue. For the nine months ended September 30, 2004, cost of services revenue as a percentage of services revenue was 40% compared to 39% in the same year-ago period. This increase was primarily due to the cost of providing hardware support, as we had only two full quarters of hardware support in the nine months ended September 30, 2003, contrasted with three quarters in the nine months ended September 30, 2004. This increase offset the aforementioned third quarter year-over year services margin improvement. We anticipate that our services margins will continue in this range or may show a slight improvement for the remainder of 2004 and into 2005. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base. During the third quarter of 2004, we began to expand our customer support organization in the Asia-Pacific region. However, we do not expect to incur any significant incremental costs associated with this initiative.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. SG&A expense increased 7% in the third quarter of 2004 compared to the same year-ago period due primarily to increased third-party costs associated with complying with the rules and regulations of the Sarbanes-Oxley Act of 2002 and increased legal fees. For the nine months ended September 30, 2004, SG&A expense increased 12% compared to the same year-ago period due primarily to higher personnel and overhead costs resulting from an increase in the number of employees engaged in sales, marketing and general and administrative functions as a result of the Eyretel acquisition, increased third-party costs associated with complying with the rules and regulations of the Sarbanes-Oxley Act of 2002 and increased legal fees. SG&A expense as a percent of total revenue decreased for the three and nine months ended September 30, 2004, compared to the same year-ago periods due to the increases in total revenue and to a lesser extent due to decreased provisions for bad debt expense in the 2004 periods. We expect SG&A expense as a percentage of total revenue to be relatively constant in the near future as year-over-year revenue growth offsets increased internal and third-party costs associated with complying with the rules and regulations of the Sarbanes-Oxley Act of 2002 in addition to increased litigation fees.

        Research and Development.    Research and development ("R&D") expense consists primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue. As of September 30, 2004, $0.8 million in software development costs have been capitalized and $0.2 million has been amortized during the nine months ended September 30, 2004 to cost of product revenue. R&D expenses increased 14% and 15% in the three and nine months ended September 30, 2004, respectively, compared to the same year-ago periods due primarily to an increase in the number of employees and consultants engaged in research and development activities. In April 2004, we began implementing a strategic initiative to significantly expand and improve our development capabilities by transitioning a portion of our development function to the Asia-Pacific region. As of September 30, 2004, we approximately doubled our development capacity with approximately 150 contractors and incurred approximately $2.5 million for equipment and duplicative ramp-up, training and severance costs associated with the development transition. We expect to incur approximately an additional $1.8 million during the fourth quarter of 2004 associated with this initiative. We expect total R&D expense in absolute dollars and as a percentage of total revenue to decrease during 2005 compared to the prior periods.

        Merger-related Costs.    We incurred merger-related costs of $0.7 million for the nine months ended September 30, 2004, which related to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"). Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of September 30, 2004) is due March 2005 but may be payable in advance under certain circumstances, such as a change of control. We incurred merger-related costs of $6.2 million for the nine months ended September 30, 2003, which included $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, $3.3 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with Witness, $0.7 million of facilities costs to consolidate Witness' facilities, $0.9 million of expenses related to Witness employee severance and benefits and $0.4 million relating to the partial accrual of a bonus payable to our COO. We expect to incur merger-related costs through the first quarter of 2005 related only to the COO bonus, which is being recognized over the related service period.

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

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment and foreign currency transaction gains and losses on settlement of foreign denominated contracts. Interest and other income, net increased 36% in the third quarter of 2004 compared to the same year-ago period due to increased interest income resulting from higher cash and investment balances. For the nine months ended September 30, 2004, interest and other income, net decreased 37% due primarily to a decrease in net foreign currency transaction gains in the 2004 periods compared to the same year-ago periods. We expect that interest and other income, net will remain relatively constant through the remainder of 2004 and into 2005 compared to the prior periods.

Provision for Income Taxes

        We recorded provisions for foreign income tax and federal alternative minimum tax in both the three and nine months ended September 30, 2004 and 2003. The provision in the third quarter of 2004 was offset by a benefit resulting from the accretion of a deferred tax liability. Deferred income tax assets are normally recognized for deductible temporary differences and net operating loss and tax credit carryforwards. We have recorded a valuation allowance against deferred income tax assets generated primarily as a result of net operating loss carryforwards as the future realization of the tax benefits is not currently considered more likely than not.

Liquidity and Capital Resources

        At September 30, 2004, we had $62.9 million in total cash and cash equivalents and investments which was $22.0 million higher than the $40.9 million held at December 31, 2003. Working capital also increased by $23.1 million from $28.7 million at December 31, 2003 to $51.8 million at September 30, 2004. Accrued expenses decreased by $7.6 million at September 30, 2004, from December 31, 2003, due primarily to payment of acquisition-related and merger-related restructuring accruals, accrued merger-related costs and a lower commission accrual at September 30, 2004, compared to December 31, 2003.

        Cash flows from operating activities during the nine months ended September 30, 2004, provided $12.3 million compared to cash flows used in operating activities of $2.7 million in same year-ago period. This increase was due primarily to the increase in operating income, exclusive of non-cash items, which increased to $13.3 million during the nine months ended September 30, 2004, from ($1.1) million in the same year-ago period. This increase resulted from the improvement in operating performance and the reduction in merger-related costs incurred during the respective periods. In addition, our accounts receivable days sales outstanding ("DSO") decreased from 85 days at December 31, 2003 to 72 days at September 30, 2004. We currently expect our DSO to remain in the low to mid 70s during the remainder of 2004 and during 2005.

        Cash flows used in investing activities during the nine months ended September 30, 2004, were ($19.0) million, which consisted of the purchase of additional investment securities and $2.2 million of capital expenditures made primarily for computer equipment and leasehold improvements. Cash flows provided by investing activities were $3.3 million in the nine months ended September 30, 2003, which included the sale of investment securities of $26.9 million to initially fund the Eyretel acquisition partially offset by the acquisition of Eyretel for $21.5 million (net of $38.8 million in cash held by Eyretel) and certain other assets purchased for $2.4 million from a software and services company focused on the business intelligence marketplace.

        Cash flows provided by financing activities during the nine months ended September 30, 2004, were $11.4 million as compared to $0.3 million for the same year-ago period. The increase was due to a $10.8 million increase in proceeds from the exercise of stock options. At this time, we do not anticipate making any further repurchases under our $10 million stock repurchase authorization. Under that authorization, we repurchased a total of $3.1 million of our stock, but have made no repurchases in 2004.

        At September 30, 2004, we had $12.2 million available under a line of credit, which was net of outstanding letters of credit of $2.8 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points, and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of September 30, 2004, we were in compliance with all bank covenants.

        We anticipate that capital expenditures will continue to be a material use of our cash resources. We currently expect to have total capital expenditures of approximately $3.0 million in 2004. We believe that our existing cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our cash, cash equivalents and investments, plus the availability under our line of credit, may be used to fund future merger or acquisition transactions. Our shelf registration statement on Form S-3 (including subsequent amendments) with the Securities and Exchange Commission ("SEC") became effective in August 2004. The shelf registration statement allows us to register up to $80 million of securities, which may consist of common stock or warrants to purchase our common stock. The shelf registration statement provides us the ability to raise equity capital if and when appropriate for our business. The sale of additional equity securities could result in additional dilution to our stockholders. If cash generated from operations is insufficient to satisfy our liquidity requirements and we are unable or choose not to raise additional equity capital, we may seek to establish new financing arrangements. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

Market Risk

        Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure primarily relates to fluctuations in foreign exchange rates and interest rates. Except for the hedge transaction entered into in connection with the Eyretel acquisition, we have not entered into derivative or hedging transactions to manage risk in connection with foreign exchange fluctuations and have not engaged in any interest rate hedging transactions. Due to the current strength of foreign currencies compared to the U.S. dollar, foreign currency translations contributed $1.0 million to our September 30, 2004 cash balance as a result of our subsidiaries' cash being denominated in foreign currencies.

        The majority of our operations have historically been in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, as a result of the acquisition of Eyretel, as well as our other foreign-based operations, we engage in transactions that may be denominated in foreign currencies and thus generate market risk with respect to fluctuations in the relative value of these currencies as compared to the U.S. dollar. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, strengthening of the U.S. dollar against foreign currencies could have a material adverse effect on our financial results. Net foreign currency transaction gains, included in interest and other income, net, were $0.1 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively.

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

  •
  close contact centers.

If we experience losses from operations in the future, the market price of our common stock may be materially and adversely affected.

        With the exception of the first nine months of 2004 and the first half of 2002, we have historically experienced quarterly losses from operations. We will need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future. As a result of our prior operating losses, we had an accumulated deficit of $43.6 million as of September 30, 2004.

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

        We derived $49.3 million and $32.9 million of revenue during the nine months ended September 30, 2004 and 2003, respectively, from customers outside the United States, principally in the United Kingdom, Hong Kong/Greater China, Canada, Japan and Australia. During 2003, we completed the purchase of Eyretel plc and significantly expanded our operations outside of North America. Our operations outside of the United States at September 30, 2004, consisted of 190 dedicated employees located in Australia, Brazil, Canada, China, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore and the United Kingdom. We have also established relationships with a number of international resellers.

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

        Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 32% of total product revenue during both the nine months ended September 30, 2004 and 2003. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

        We continue to derive a substantial portion of our product revenues from sales of our eQuality Balance, eQuality Evaluation and eQuality ContactStore software. We expect revenue from these products to continue to account for most of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products, could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.

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

        As of September 30, 2004, we had seven registered trademarks, one trademark application pending in the U.S., five U.S. and three international patents, and 15 patent applications pending in the U.S. and five patent applications pending internationally. There is no guarantee that our pending applications will result in issued trademarks or patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

Claims by other companies that our software infringes their intellectual property could require us to incur substantial costs or prevent us from selling our software or services.

        It is possible that third parties will claim that we have infringed their current or future products. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, which is generally uninsurable could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of lawsuits involving Knowlagent and NICE (as described in Note 12, "Legal Proceedings"), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our products at issue, or to pay damages or satisfy indemnification commitments with our customers.

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

        A number of customers expect us to source hardware to support the implementation of our software. We are working towards reducing the amount of hardware sales in the future and have transferred the fulfillment of hardware orders to third-party distributors. Thus, we are largely dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are subject to the following risks due to our hardware distribution system:

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

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 require that we undertake an evaluation of our internal controls that may identify internal control weaknesses.

        The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, we may be subject to investigation and/or sanctions by regulatory authorities, such as the Securities Exchange Commission or The NASDAQ Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended September 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective. There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Information with respect to this item is included in Note 12 of the Notes to the Condensed Consolidated Financial Statements, of this Report.

Item 2.    Changes in Securities and Use of Proceeds

(e)
Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2004 - Jul. 31, 2004	—	—	—	$6,901,182.50

Aug 1, 2004 - Aug 31, 2004	—	—	—	$6,901,182.50

Sep. 1, 2004 - Sep. 30, 2004	—	—	—	$6,901,182.50

Item 6.    Exhibits

(a)
Exhibits

10.1*	Form of Change of Control Agreement entered into with certain senior officers of the company.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David B. Gould pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of William F. Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004	WITNESS SYSTEMS, INC.
	BY:	/s/ DAVID B. GOULD DAVID B. GOULD CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)
	BY:	/s/ WILLIAM F. EVANS WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

QuickLinks

WITNESS SYSTEMS, INC. FORM 10-Q INDEX
PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES