Form 10-K
period 2004-12-31
WITNESS SYSTEMS INC
filed 2005-03-16
CIK 1097338

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $275.0 million. The number of shares of the registrant's common stock outstanding on March 4, 2005 was 26,816,919.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its annual meeting of stockholders, currently scheduled for May 18, 2005, are incorporated by reference in Part III of this report.

PART I

Item 1. Business

        This annual report on Form 10-K contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects"", "intends"", "plans"", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

        We provide an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of Voice over Internet Protocol ("VoIP") telephony, compliance, high-volume and business-driven recording solutions, as well as performance analysis and e-learning applications. Our eQuality® software suite delivers an integrated system for continuous performance improvement in multimedia customer interaction centers, Internet Protocol ("IP") telephony and back office environments to enhance the customer experience. These applications are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet, and are used primarily in the organization's contact center(s). Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as throughout the organization. The result is a proactive management tool for optimizing customer relationship management ("CRM"), improving communication among departments, and fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service.

        Our eQuality software suite is designed to enable customer contact centers within a company to capture, evaluate and analyze complete customer interactions through multiple media, identify performance gaps and then apply targeted electronic learning for continuous performance improvement. The eQuality software records a customer sales/service representative's ("CSR"s) voice interactions with a customer as well as the CSR's corresponding computer desktop activities, such as data entry, screen navigation and data retrieval. By capturing both voice and computer desktop activity and synchronizing them during replay, a company can observe and analyze complete customer interactions as they actually occurred. Supporting the need for Web-based customer interactions, the eQuality software suite also enables companies to capture, evaluate and analyze e-mail, Web interactions and guided browser sessions. In addition, the eQuality software suite allows companies to selectively capture, evaluate and analyze customer interactions on any of these mediums based on business criteria that they define, such as key customers, important marketing campaigns and new product introductions.

        We sell our software solutions through a combination of our direct sales force and an indirect sales channel consisting of systems integrators, distributors, resellers and Original Equipment Manufacturers ("OEM"). We provide our solutions to an extensive base of large companies with multiple contact centers including Accor, Alliant Energy, American Airlines, Ameritrade, AT&T, Bristol Myers Squibb, British Telecom, Cable & Wireless, Canon Oceania, Centrica, Compaq Computer, Continental Airlines, Federal Express, GlaxoSmithKline, The Hartford Financial Services Group, Hertz, HSBC, Lloyds TSB, Medco Health Solutions, Inc., Mercedes Benz, Nokia, PacifiCorp, Pitney Bowes, Royal & Sun Alliance, Starwood Hotels & Resorts Worldwide, Target, Telstra, Verizon, Visa, Volkswagen, Wells Fargo Bank and Xerox. Our indirect sales channel is strategically focused on small to medium-sized businesses ("SMBs"), generally with single-site contact centers. Transactions with SMBs tend to be small in size and generate less revenue to us on an individual basis; therefore, it is more cost effective for our indirect sales channel to execute these orders.

Industry Background

        Developing and maintaining long-term customer relationships is critical to the success of a business operating in the competitive global marketplace. Because the Internet enables consumers to easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at relatively low cost, it is difficult for businesses to retain long-term relationships with their customers. Personal contact is essential to enabling a high quality customer experience. The integration and optimization of customer contacts across all channels of communication has become both a strategic and tactical business requirement. In response to these circumstances, companies adopt CRM initiatives to increase the longevity and profitability of their customer relationships, and continue to develop CRM software applications to automate and evaluate key sales, marketing and customer service processes and improve the effectiveness of their customer interactions. According to IT industry analysts at Gartner, Inc., "Organizations are moving to customer-centric models where efficiency is not as important as effectiveness. They demand accuracy and speed."

        The focus of CRM applications is to improve companies' internal sales, marketing and customer service processes and, resulting response to the competitive pressures generated from the Internet and e-commerce, to improve their ability to identify and address their customers' needs. Companies recognize that improving customer satisfaction and enhancing employee skills is an integral part of their goals to foster customer relationships and increase customer intimacy. We believe that companies, with a better understanding of the characteristics and preferences of their customers, will be able to customize their product and service offerings more effectively, which can result in increased customer retention. In addition, these companies will be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand.

        To understand and improve customer relationships, a company must first improve its specific business processes that involve direct customer interaction. Frequently, a company's direct customer interactions occur through contact centers. These contact centers traditionally are staffed by CSRs, who process a steady flow of outbound or inbound telephone calls relating to the company's products and services. The technical infrastructure of a contact center typically consists of supervisor and agent workstations linked to a central telephone switch and a common computer system.

        Contact centers are multi-functional, multi-channel customer interaction centers. Multi-channel customer contact centers conduct outbound calls for functions such as collections and product sales, or manage inbound calls, for purposes such as product support, order processing or customer service. They also handle multiple tasks effectively that involve interaction across a growing number of customer touch-points, including telephone, e-mail and the Web. According to Gartner, Inc., the average cost of a Web-based self-service inquiry is a fraction of the cost of a call handled by a call center employee, illustrating why companies consider the deployment of Web-based self-service options a priority in their future customer care plans.

        Customer service is no longer a separate and distinct business function but an integrated set of business processes. Many organizations today have business plans that include creating a positive, consistent customer experience across channels and functions. Providing quality customer experiences remains an important goal for most organizations today. This focus is extending to many areas of the business as they embrace the technology to help identify the root cause of customer frustration.

        Companies have increased their focus on developing and improving the efficiency of their contact center operations. The current business environment is focused on performance improvement, particularly optimum customer service levels. Companies want to improve productivity and data quality, as well as audit capabilities needed to ensure adherence to processes, such as regulatory compliance and fraud reduction. By focusing on performance optimization, companies can better identify barriers and breakdowns, such as where and why errors occur, so they can make adjustments, often before errors affect customers. Our software enables these companies to help improve the quality and productivity of back office functions, such as customer administration and billing, while concentrating on providing high quality customer service. Using business rules, companies can automatically capture transactions placed into unique contact folders for specific business functions, and be notified when the specific business condition exists. Organizations can evaluate operational effectiveness, spot trends and implement tactics to improve performance. Desktop recording captures the screen navigation and exact keystrokes on employee desktops, so users can replay and evaluate transactions just as they occurred. Advanced recording capabilities enable users to define and maintain individual screen-based triggers, so they can capture specific business functions based on the values of individual fields within an application. Recording and reviewing transactions can provide valuable insight into the effectiveness of particular areas of the organization and its impact on the customer experience. By capturing sample transactions, companies can assess the ease with which staff completes processes and the effectiveness of systems. According to Datamonitor plc, quality monitoring (also known as quality management) is projected to grow on an average basis of 12 percent annually from 2003 to 2008.

        Certain companies might need to record 100% of all transactions for fraud detection or regulatory compliance. For example, companies may record all orders processed beyond a certain transaction amount or capture 100% of high-risk situations for audit purposes. According to DMG Consulting LLC, compliance recording (also known as logging) is projected to grow from 10 to 15 percent annually over the next few years.

        The convergence of voice and data communications technologies is changing the landscape of today's telecommunications infrastructure. VoIP is enabling smaller organizations to access application functionality previously afforded only by large organizations and is giving larger customers greater flexibility in their infrastructure, resulting in improved operational efficiency and significant cost savings. IP telephony is enabling the development of enterprise-wide contact management systems, which integrate the vast amounts of information from customers, suppliers or other third parties at every touch point or department primarily, but not exclusively, for the contact center. Interactions with customers and suppliers can include enormous amounts of valuable information that, if made available to the right people within an organization, may dramatically improve the service offered to customers. The information contained in telephone calls had previously been difficult to disseminate once captured.

        Our VoIP product consists of a recording subsystem that works with a variety of IP telephony contact center products that converts phone calls sent over those systems into stored audio files. These files can then be stored, archived, replayed and analyzed with our other eQuality products. Our technology is also capable of capturing other information related to a VoIP call, such as the time of the call, dialed digits and date of the call for the purpose of providing the user with a simple method of cataloging and searching for VoIP recorded calls. VoIP call recording shipments are projected to grow on an average basis of 39 percent annually from 2003 to 2008, according to Tern Systems, Inc.

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

  •
  Improves profitability. The eQuality solution improves the overall quality of companies' interactions with their customers, which reduces the costs associated with customer turnover. By providing CSRs with better training, companies can improve their efficiency by reducing their average customer response time, which results in a reduced total number of CSRs needed to handle the same volume of customer interactions and decreased telephony charges and other multi-media communication charges. As a result, we believe companies are able to improve profitability by deploying the eQuality solution to reduce customer turnover and CSR costs.

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

  •
  Enhances customer retention. The eQuality solution helps companies to develop more intimate knowledge of their customers, which should improve the overall quality of the information used to market products and services to customers. We believe that the Internet and e-commerce has increased the importance customers place on high-quality and consistent customer service. It is imperative that companies retain all of their customers, in order to improve the return on their investment in business development. We believe companies that deliver excellent service to their customers will develop longer-term, more profitable customer relationships.

  •
  Identify process breakdowns. By taking performance management to the back office, branch or remote office environments, companies can quickly identify process breakdowns, root causes for call volume spikes in the contact center and catalysts driving customer frustration. The eQuality solution is designed to help improve the quality and productivity of back office functions—such as order fulfillment, claims processing and billing—enabling companies to optimize customer service in the back office, as well as in traditional contact center and IP environments.

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

  •
  Provides an open architecture that scales to support small to large installations; and

  •
  Enables rapid deployment.

Our Strategy

        Our objective is to be a leading provider of software and services to global enterprises to help them improve everything from contact center customer interactions to underlying back office processes in order to optimize their workforce performance and capture customer intelligence by recording and analyzing customer interactions across multiple communications media, including telephone, e-mail and the Internet. Key elements of our strategy include the following:

  •
  Extend the breadth and depth of product offerings. We intend to continue to invest in research and development to enhance our current software suite and build or purchase new software applications (as with the Blue Pumpkin Software, Inc. ("Blue Pumpkin") acquisition in January 2005) to address the growing needs of companies that seek to better manage their customer relationships across multiple communications media, and improve their efficiency and effectiveness. We also intend to extend our Web-based capabilities, such as the recording and analyzing of integrated e-commerce, e-mail and voice interactions. The Blue Pumpkin acquisition expands our software and services by adding forecasting, scheduling, adherence and planning applications. Additionally, we expect to expand the number of third-party applications with which our software can integrate.

  •
  Increase sales to new and existing customers. A majority of our existing customers are large companies that have multiple contact centers. While we have been successful in penetrating these customers and installing our software at more than one contact center, we have many customers for whom we have not yet installed our software at all contact centers. We intend to capitalize on the success of our initial installations by emphasizing the scalability and rapid deployment of our software to increase the number of installations at existing customers' sites that have not yet installed our software. We also plan to continue pursuing new customer accounts with multiple contact centers through our existing sales force and our network of strategic relationships.

  •
  Expand international presence. We currently maintain sales forces in Australia, Brazil, Canada, China, Japan, Mexico, the Netherlands, South Africa and the United Kingdom as well as in the United States. We plan to expand our direct and indirect sales channels in these regions, with particular attention to areas that are actively adopting CRM and contact center software solutions.

  •
  Expand our indirect sales channel. We intend to expand and increase the strength of our indirect sales channel by continuing to enter into reseller, distributor, systems integrator and OEM arrangements with key vendors in the contact center workforce optimization market. We also intend to expand our network of business alliances, because we believe the demand for our software will increase as it becomes compatible with an increasing number of CRM, enterprise resource planning and Internet infrastructure applications. In addition, we believe the indirect sales channel is key to our success internationally and with SMBs.

Our Products

        The eQuality suite of products is comprised of the following applications, listed below and described by function. Prior to 2003, the vast majority of our software revenues were derived from our eQuality Balance and eQuality ContactStore products. During 2004 and 2003, approximately 18% and 13%, of our orders included products other than eQuality Balance™ and eQuality ContactStore and related products. As a result of our reliance on a limited number of products, any factors affecting the markets for those products could adversely affect our business, financial condition and results of operations. We believe our future success will depend on our ability to continue to enhance our current product offerings, such as our eQuality Office offering to avoid their obsolescence while we concurrently develop and introduce new products and offerings that keep pace with competitive and technological advances.

CAPTURE AND RETRIEVE

        eQuality ContactStore.    eQuality ContactStore records 100% of voice conversations between CSRs and their customers, along with the corresponding computer desktop activity, such as the CSR keystrokes and data input. This application is designed for organizations with high-volume recording requirements, including compliance recording and/or sales verification, in either traditional or IP telephony environments. eQuality ContactStore Plus provides a single solution for capturing customer intelligence. Users can record 100% of customer interactions, and then proactively organize them, based on business rules they define, into designated contact folders for easy access and replay. eQuality ContactStore Express is designed specifically for the needs of SMBs, branch offices or departments, providing a 100% recording solution that requires minimal technical skills to deploy and use.

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

        eQuality Evaluation™.    The eQuality Evaluation application facilitates the review, evaluation and scoring of CSRs, providing an immediate summary of a CSR's performance. Using eQuality Evaluation, CSR supervisors can build custom evaluation forms that are designed to collect information about aspects of a CSR's performance that are most important to them. Supervisors and others can input information regarding a CSR's performance into the form, which is then collected in a database. The collected information can be retrieved, presented in a summary format, analyzed and ultimately used to measure and improve a CSR's performance. eQuality Evaluation can reveal problem areas, issues, trends and opportunities. Supervisors and others with access to eQuality Evaluation can review CSRs' performance and determine opportunities to increase their skill levels through training. Supervisors can compare CSRs' performance to current goals and develop more realistic future goals. eQuality Evaluation has historically been, and will continue to be, licensed together with the eQuality Balance application.

        eQuality Office.    The eQuality Office offering is a combination of eQuality Balance, eQuality Evaluation, eQuality Focus and eQuality Producer, which helps companies audit critical business functions to better understand the inter-departmental impact back office functions have on customer service and satisfaction. eQuality Office also helps companies address specific "root causes" of customer contacts into the contact center, enabling them to uncover data entry errors, compliance issues and ineffective processes.

REPORT AND ANALYZE

        eQuality Analysis™.    The eQuality Analysis application provides a more comprehensive analysis of customer interaction and CSR performance by bridging the disparate information systems of a company. Using eQuality Analysis, a company can combine data derived from eQuality Evaluation with data obtained from a company's other business systems, such as CRM and enterprise resource planning software and integrated telephony applications. Combining multiple sources of data from within the company into a common analysis and reporting system allows for a more thorough evaluation of CSR and overall contact center performance. Recognizing the importance of multi-channel contact centers, we have designed eQuality Analysis to integrate with business systems that collect data from a broad range of communications media. With its performance scorecard, contact center managers can obtain a quick, streamlined view of performance relative to strategic organizational objectives. The software leverages a variety of industry-accepted, best-practice key performance indicators ("KPIs") contained in eQuality Analysis and includes pre-defined KPIs as a foundation to build customized measures. Users can view data and drill up and down into an area of interest. eQuality Analysis produces a wide array of user-defined summary (historical and trend) and detailed analysis (adherence, productivity, quality and others) in a report, graph or exported medium. The solution's reporting, dynamic analysis and performance scorecard capabilities provide organizations with business intelligence that can lead to increased revenue, heightened service quality and improved operational efficiencies.

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

        eQuality CallMiner.    eQuality CallMiner extracts key information from recorded calls, either key words or phrases, using speech recognition. It evaluates each call and stores the relevant information in a data mart for detailed analysis and flags calls of interest for in-depth review.

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

        eQuality Courseware.    eQuality Courseware enhances the skills of CSRs with targeted learning that is delivered to the CSRs' desktops. eQuality Courseware includes a series of 35 lessons in seven contact center skill tracks.

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

        The Witness Services Network addresses a wide variety of issues through these offerings.

  •
  The Witness Consulting Network is comprised of professional services, systems integration and business consulting services that enable customers to fully optimize our eQuality software suite, including evaluations of current technology in order to provide recommendations to our customers on processes that will enable them to achieve their organizational goals. Our implementation professionals work with the customer to build a solid technical infrastructure that supports the eQuality suite of applications. An initial implementation engagement is typically completed within 30 to 60 days from the date the software agreement is signed by a new customer, and involves the planning, configuration, testing and implementation of our software. Since the detailed project planning occurs during installation at the first site, we can typically implement our software at a customer's additional sites in five to seven days. Generally, the actual software installation takes three to five days. We utilize an interactive, Web-based project management system for deploying our software, Implementation Performance Management Online ("IPMO"). IPMO provides online access to information and updates, including project status, timelines, meeting logs, training and related documentation, which help facilitate communication and further streamline project management and implementation. Our business consulting services provide a series of workshops that focus on specific contact center business processes, performance optimization, calibration techniques, business utilization, business rule development and high-impact coaching. Our business consulting services enable our customers to identify and link key business drivers with CSR skills and behaviors, providing a blueprint for implementing a successful performance optimization strategy.

  •
  The Witness Learning Network encompasses our education services that are designed to teach customers, resellers and partners how to use our products and includes centralized training at Witness University, on-site training at the customer location, as well as certification programs, which can be accessed online. Training services include end-user coach training and system administration.

  •
  The Witness Support Network, including our Customer Interaction Center, provides support services for our customers that include regular software upgrades, access to a knowledgebase of product-related information, and 24 × 7 telephone, e-mail and online support. We provide a three-tiered support system in order to ensure the most effective and efficient support resolution. In addition, our customers can choose from two level support services plans depending on their support needs.

Customers

        Our customers include large Fortune 100 companies and small companies with a varying number of contact center sites and/or other business environments. Our customers come from the banking and finance, insurance, outsourcing, technology, retail, telecommunications, travel, hospitality, healthcare, automotive, publishing and utility industries. As of December 31, 2004, we had licensed our software to approximately 1,400 customers at approximately 2,800 sites. To date, customer installations have ranged from small business IP deployments at a single-site contact center having 25 CSRs, to customers with 32 contact centers having an aggregate of approximately 16,000 CSRs. No individual customer accounted for 10% or more of our revenue in 2004, 2003 and 2002.

Sales and Marketing

        We sell our software through a combination of a direct sales force and an indirect sales channel consisting of systems integrators, distributors, resellers and OEMs. As of December 31, 2004, our sales organization operated in 26 offices throughout the United States and in Australia, Brazil, Canada, China, Japan, Mexico, the Netherlands, and the United Kingdom.

        Our direct sales force is responsible for pursuing qualified leads generated internally and also qualified leads provided by companies with which we have formal or informal referral arrangements. Our direct sales cycle typically begins with the qualification of a sales lead or the request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by an assessment of the customer's requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer using the software, and contract negotiation. The initial sales cycle can vary substantially from customer to customer but typically lasts six months, and is considered completed with the signing of the contract. Historically, most of our customers have increased their use of the software to expand the number of CSR seats and applications at existing sites and to license additional contact centers, with a lesser incremental sales effort required for these follow-on orders.

        To expand the coverage and support of our direct sales force, we sell our products through our indirect sales channels. We identify prospective indirect sales channel participants based on the markets they serve and the desirability of their client bases as users of our products. Each of our relationships with channel participants is memorialized in a written agreement, none of which is individually material to our business. We enter into referral agreements with strategic partners, such as systems integrators, that identify customer referrals or sales leads and support us in the sales process in exchange for a referral fee that is paid upon completion of an end-user sale. Systems integrators are information technology ("IT") consulting service companies who recommend our products during client engagements.

        Our distributor agreements grant third parties the right to sub-license our software directly to end-users and through other resellers, and if certified by us, to provide installation and support services within a specified territory. By entering into a distributor agreement, distributors are able to purchase our products at a discount, which varies depending upon the volume of business they transact and their level of involvement in providing installation and support services.

        Our reseller agreements grant third parties the right to sub-license our software directly to end-users, and if certified by us, to provide installation and support services within a specified territory. Resellers are also generally entitled to purchase products from us at a discount based on the volume of business they do, their level of participation in the sales and pre-sales process and their level of involvement in providing installation and support services. Through OEM agreements, we co-develop products, which are sold by the OEM as part of their portfolio of products. Our distributor, reseller and OEM agreements are not exclusive and may be terminated by either party at any time.

        To support our indirect sales channel, we provide sales training, sales and marketing program support, collateral marketing materials, demonstration tools and ongoing relationship management so that our sales channel participants can more effectively educate potential customers about the benefits of our solution. In addition, we provide training to our distributors and resellers to enable them to provide installation services and end-user training for our products. Our sales channel participants can also access a "partner portal" on our Web site, where they can download marketing materials, descriptions of our products, technical product information and educational materials, which facilitate meaningful sales and service.

        We also use a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, advertising, speaking engagements and Web site marketing. To support sales efforts, the marketing organization also produces marketing materials, including brochures, data sheets and other technical descriptions, presentations and demonstrations. As of December 31, 2004, we had 148 employees in our sales and marketing organization.

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

        As of December 31, 2004, we had 233 people (including 145 contractors located in the Asia-Pacific region) engaged in research and development activities. In April 2004, we began implementing a strategic initiative to significantly expand and improve our development capabilities by transitioning a portion of our development function to the Asia-Pacific region. As of December 31, 2004, we doubled our development capacity by adding the personnel in the Asia Pacific region and incurring approximately $4.5 million for equipment and duplicative ramp-up, salaries, training and severance costs associated with the development transition. Research and development expenditures for the years ended December 31, 2004, 2003, and 2002 were $20.9 million, $18.0 million and $15.1 million, respectively. We anticipate that our research and development costs as a percentage of total revenue will decrease in 2005 as compared to 2004.

Competition

        Our software and services compete in the emerging market for products that record and analyze customer interactions and provide electronic learning applications. This market is intensely competitive and experiences rapid changes in technology. We believe that we compete effectively and that we enjoy a competitive advantage based upon (1) the functionality and quality of our products, (2) the ease of use and ability of our products to operate with a variety of hardware and software products, (3) our ability as a single vendor to offer a full suite of applications, (4) our ability to implement our products quickly, (5) the responsiveness of our customer support, and (6) our reputation in the marketplace. Our competitors include:

  •
  quality monitoring suppliers to the call and contact center industry, which historically have been companies that develop voice-only recording software;

  •
  time division multiplexing and IP switch vendors that traditionally bundle competitive solutions;

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

  •
  reporting and business intelligence vendors that have historically provided a point solution focused on providing contact center performance reports to management;

  •
  systems integrators and consulting firms which design and develop custom systems and perform custom integration; and

  •
  new, larger or more established entities that may acquire, invest in or form joint ventures with providers of recording or performance enhancing software solutions, such as vendors of CRM products, computer telephony companies and computer hardware, software and networking companies.

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

        Patents.    As of December 31, 2004, we had five U.S. and three international patents, and 15 patent applications pending in the U.S. and five patent applications pending internationally. There is no guarantee that the pending applications will result in issued patents or, if issued, will provide us with any competitive advantages. We cannot assure you that we will file further patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

        Trademarks and service marks.    As of December 31, 2004, we had seven registered trademarks and one trademark application pending in the U.S. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks, or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our "eQuality" trademark and its variations that predate our use and the April 30, 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

        Availability of Reports and Other Information.    Our corporate Web site is http://www.witness.com. We make available on this Web site, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. In addition, the Commission's Web site is http://www.sec.gov. The Commission makes available on its Web site, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our Web site or on the Commission's Web site is not part of this Annual Report on Form 10-K.

Item 2. Properties

        Our principal administrative, marketing, product development, training and support facilities are located in Roswell, Georgia, a suburb of Atlanta, where we lease approximately 96,400 square feet under a lease that expires in 2007. We occupy approximately 26,000 square feet in Leatherhead, United Kingdom under a lease that expires in 2014, which includes administrative, marketing, product development and support facilities. In addition, we lease a total of 30 offices in the United States, Australia, Brazil, Canada, China, Japan, Mexico, the Netherlands, Singapore and the United Kingdom. We believe our facilities are adequate for our current and expected near-term requirements.

Item 3. Legal Proceedings

        From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

        On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. ("Knowlagent"), which is the assignee of the United States Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. We are currently in the discovery phase of the lawsuit and believe that any adverse outcome would not have a material impact on our financial position, results of operations or cash flows.

        On July 20, 2004, STS Software Systems Ltd. ("STS Software"), a wholly-owned subsidiary of NICE Systems, Ltd. ("NICE Ltd."), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us ("New York Action"). The New York Action asserts that our products, including eQuality ContactStore for IP, infringe U.S. Patent No. 6,122,665 ("the "665 patent"). On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia ("Georgia Action"). We seek a declaration from the court that we have not infringed any valid claim of the "665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. The case has not yet been set on a discovery calendar and is at the most preliminary stage. We currently believe that any adverse outcome would not have a material impact on our financial position, results of operations or cash flows.

        On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. ("NICE Inc."), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement. Specifically, we have alleged that NICE products, including the NiceUniverse products that include screen capture and synchronized screen and voice capture technologies, infringe claims of U.S. Patent Nos. 5,790,798 ("the "798 Patent") and 6,510,220 ("the "220 Patent"), both entitled "Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location." We have sought an injunction and money damages for NICE's infringement of these two patents. NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity. This suit is at the most preliminary stage.

        We are not party to any litigation or other legal proceedings that we believe could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Common Stock

        Our common stock trades on the Nasdaq Stock Market under the symbol "WITS". The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq Stock Market in each of the last eight quarters.

	High	Low
Year Ended December 31, 2004:
Fourth quarter	$18.21	$14.12
Third quarter	$17.14	$9.64
Second quarter	$15.21	$10.33
First quarter	$14.05	$8.61
Year Ended December 31, 2003:
Fourth quarter	$10.72	$4.58
Third quarter	$5.78	$4.01
Second quarter	$5.34	$2.97
First quarter	$3.74	$2.68

        The closing sale price of our common stock as reported by the Nasdaq Stock Market on February 28, 2005 was $18.71.

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

        Holders.    As of February 28, 2005, we had approximately 147 holders of record of our common stock. We believe that we have more than 4,200 beneficial owners.

  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2004 - Oct. 31, 2004	—	—	—	$6,901,182.50
Nov. 1, 2004 - Nov. 30, 2004	—	—	—	$6,901,182.50
Dec. 1, 2004 - Dec. 31, 2004	—	—	—	$6,901,182.50

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report (in thousands except for per share data):

	Year Ended December 31,
	2004	2003(a)	2002	2001	2000
Statement of Operations Data:
Revenue:
Product	$57,620	$46,238	$33,383	$39,926	$30,307
Services	83,715	61,799	34,303	22,596	14,435

Total revenue	141,335	108,037	67,686	62,522	44,742

Cost of revenue:
Product	13,784	11,580	1,132	602	436
Services	32,594	24,278	12,286	10,448	8,515

Total cost of revenue	46,378	35,858	13,418	11,050	8,951

Gross profit	94,957	72,179	54,268	51,472	35,791
Operating expenses:
Selling, general and administrative	65,051	60,003	40,439	40,968	31,357
Research and development	20,856	18,036	15,090	13,611	10,379
Merger-related costs	498	7,865	—	—	—
Acquired in-process research and development and related charges	—	7,840	—	4,823	—

Operating income (loss)	8,552	(21,565)	(1,261)	(7,930)	(5,945)
Interest and other income, net	1,206	1,303	1,570	2,866	3,979

Income (loss) before provision for income taxes and extraordinary loss	9,758	(20,262)	309	(5,064)	(1,966)
Provision for income taxes	312	307	261	116	—

Income (loss) before extraordinary loss	9,446	(20,569)	48	(5,180)	(1,966)
Extraordinary loss on the early extinguishment of debt	—	—	—	—	(248)

Net income (loss)	9,446	(20,569)	48	(5,180)	(2,214)
Preferred stock dividends and accretion	—	—	—	—	(611)

Net income (loss) applicable to common stockholders	$9,446	$(20,569)	$48	$(5,180)	$(2,825)

Net income (loss) per share—basic:
Income (loss) before extraordinary loss	$0.40	$(0.94)	$0.00	$(0.23)	$(0.13)
Extraordinary loss	—	—	—	—	(0.01)

Net income (loss)	$0.40	$(0.94)	$0.00	$(0.23)	$(0.14)

Net income (loss) per share—diluted:
Income (loss) before extraordinary loss	$0.36	$(0.94)	$0.00	$(0.23)	$(0.13)
Extraordinary loss	—	—	—	—	(0.01)

Net income (loss)	$0.36	$(0.94)	$0.00	$(0.23)	$(0.14)

Shares used in computing net income (loss) per share:
Basic	23,361	21,991	22,626	22,258	19,997

Diluted	26,084	21,991	23,524	22,258	19,997

Balance Sheet Data:
Cash and cash equivalents	$42,641	$21,517	$30,089	$9,297	$27,590
Working capital	60,114	28,697	59,435	55,953	58,512
Total assets	124,499	104,035	87,141	84,166	86,466
Total stockholders' equity	74,374	49,995	65,074	66,054	69,588

(a)
We commenced the consolidation of Eyretel on March 22, 2003.

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

Overview

        We provide the contact center market an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of Voice over Internet Protocol ("VoIP") telephony, compliance, high-volume and business-driven recording solutions, as well as performance analysis and e-learning applications. Our software suite delivers an integrated system for continuous performance improvement in multimedia customer interaction centers, Internet Protocol ("IP") telephony and back office environments. These applications are designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet, and are used primarily in the organization's contact center(s). Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as throughout the organization. The result is a proactive management tool for optimizing their customer relationship management ("CRM"), improving communication among departments, and fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise. As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service and intelligence. Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services. Our software is designed to integrate with a variety of third-party software applications, such as CRM and enterprise resource planning applications, and with existing telephony and computer network hardware and software. Many of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. We also derived a relatively small portion of product revenue by selling hardware to customers during 2004 and 2003 subsequent to the acquisition of Eyretel plc ("Eyretel") in March 2003. To date, eQuality Balance™ and eQuality ContactStore, our business-driven and/or full-time customer interaction recording solutions, have generated the majority of our product revenue. We sell our products through our direct sales force and through our indirect sales channels. Our indirect sales channels consist of distributors, resellers, systems integrators and Original Equipment Manufacturers ("OEM"). Distributors and resellers purchase product from us at a discount and then resell our products to end-users (or, in the case of distributors, to other resellers) and referral partners are paid a fee for referring sales leads to us or for assisting us in a sales order. Systems integrators are information technology ("IT") consulting service companies who recommend our products during client engagements. Through OEM agreements, we co-develop products, which are sold by the OEM as part of their portfolio of products.

        We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as performance analysis and e-learning management applications, and platforms, such as VoIP product offerings, all of which are currently offered to our customers. Although sales of such products have not been material to date, we believe that our VoIP product offerings represent a material growth opportunity for us as the market transitions to an Internet protocol ("IP") technology environment. In addition, we believe our product offerings can be marketed toward back-office initiatives for business process monitoring, which represents a new market for us. In January 2005, we consummated the acquisition of Blue Pumpkin, Inc., ("Blue Pumpkin") in order to extend our contact center performance optimization capability to include advanced workforce management software and services solutions. The acquisition expands our software and service offerings by adding forecasting, scheduling, adherence and planning applications. (See "Subsequent Event" for further information regarding the acquisition of Blue Pumpkin.) We also intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market. During 2004, 32% of total product revenue, excluding hardware revenue, was derived from the indirect sales channel, compared to 31% in 2003. Factors that may impact our ability to grow our product revenue, however, include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

        We also plan to grow our services revenue in concert with our product revenue. When our customers license our products, they generally purchase installation, training and one year of support services. Therefore, as we generate product revenue, we also generate related services revenue. In addition, our customers generally renew their maintenance contracts with us each year. Therefore, our maintenance revenue increases as our customer base increases. Factors that may influence our ability to grow our services revenue, however, include our ability to continue to increase product revenues and our ability to maintain a high level of customer satisfaction.

        Corporate spending for IT and CRM applications remained relatively constant in 2003 and we experienced nominal organic growth in 2004. While the economic environment remains challenging, we are forecasting additional revenue growth for 2005.

        During 2004, we implemented a strategic initiative to expand our software development capabilities in the Asia-Pacific region. As of December 31, 2004, we had doubled our development capacity from the prior year by transitioning a portion of our development function to the Asia-Pacific region and incurred approximately $4.5 million for equipment and duplicative ramp-up, salaries, training and severance costs associated with the development transition.

        During the second quarter of 2003, we completed the acquisition of Eyretel, a United Kingdom-based provider of compliance and recording solutions for customer contact centers, for $59.7 million. We began consolidating Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel. We acquired Eyretel with the intent to extend our presence in international markets and to expand our product line by adding a full-time compliance recording solution. Our product offerings were complementary to those of Eyretel's. Prior to the acquisition, our principal focus had been software to improve the quality of contact center performance, whereas substantially all of Eyretel's sales were attributable to its full-time compliance recording solution. In addition to this opportunity to expand our product line, Eyretel was attractive to us because it derived nearly half of its revenues from Europe, the Middle East and Africa, and another 24% from the Asia Pacific region, and thus afforded us an opportunity to quickly gain access to those markets, and to expand our indirect sales channel. During 2003, we successfully integrated the two companies in terms of product offerings and business operations and 2004 reflects a full 12 months of our combined product offering.

        We are headquartered in Roswell, Georgia and have other offices throughout the United States. We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. During 2004, 2003 and 2002, 48%, 45% and 25%, respectively, of our revenue was derived from customers outside the United States. We had 485 full-time employees, excluding approximately 150 contractors located in the Asia-Pacific region, at December 31, 2004, compared to 497 at

December 31, 2003 and 309 at December 31, 2002. As of December 31, 2004, 183 full-time employees were located outside the United States.

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

        Revenue Recognition.    We recognize revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. During 2004 and 2003, we also had a relatively small portion of hardware revenue, which commenced upon the acquisition of Eyretel. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract.

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

        Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments and estimates affect the application of our revenue policy described above. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized in the current market environment. We also record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of customer credits and other known factors. If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

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

        Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as adjustments to goodwill and/or other acquired assets. Subsequent adjustments are reflected in our results of operations.

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

        Accounting for Income Taxes.    We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities using enacted tax rates for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carryforwards, and adjust our valuation allowance, if necessary.

        Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods. Furthermore, the utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for the deferred income tax assets and intangible assets of $6.7 million.

        Estimates and judgments are required in determining our worldwide income tax expense. In the ordinary course of conducting business globally, there are many transactions and calculations whose ultimate tax outcome cannot be certain. Although we believe our estimates and judgments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. Corporations are allowed an 85% dividends received deduction in 2004 and 2005 on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In 2005, we will complete our evaluation of the effects of the repatriation provision. At this time, the range of possible amounts that may be considered for repatriation, if any, and the tax effects of these amounts under this provision are unknown.

        Stock-Based Compensation.    We generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment. In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Upon adoption, pro forma disclosure will no longer be an alternative. We currently intend to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period beginning July 1, 2005. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but not on our cash flows.

Results of Operations

        The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenue:
Product	41%	43%	49%
Services	59	57	51

Total revenue	100	100	100

Cost of revenue:
Product	10	11	2
Services	23	22	18

Total cost of revenue	33	33	20

Gross profit	67	67	80
Operating expenses:
Selling, general and administrative	46	56	60
Research and development	15	17	22
Merger-related costs	0	7	0
Acquired in-process research and development	0	7	0

Operating income (loss)	6	(20)	(2)
Interest and other income, net	1	1	2

Income (loss) before provision for income taxes	7	(19)	0
Provision for income taxes	0	0	0

Net income (loss)	7	(19)	0

Impact of Eyretel Acquisition

        The acquisition of Eyretel increased our reported revenues and expenses in 2003 compared to 2002. In addition, our gross profit margins were adversely impacted during 2003 compared to 2002 due to the inclusion of hardware revenue without any significant profit margin and amortization of intangible assets arising from the Eyretel acquisition. Operating expenses, expressed as a percentage of total revenue, increased in 2003 compared to 2002 due to the increase of $7.8 million for the acquired in-process research and development costs and the increase of $7.9 million in merger-related and restructuring costs. We estimate that the acquisition of Eyretel contributed approximately $50 million of additional annual revenue and that we achieved approximately $20 million of annual expense savings, primarily though reductions in overhead and personnel. We believe that revenue and expenses beginning in the last half of 2003 reflected the full impact of the Eyretel acquisition and integration.

Revenue

        Total revenue increased 31% to $141.3 million in 2004 compared to 2003 and 60% to $108.0 million in 2003 compared to 2002 due to increases in product and services revenue. The number of installed customer sites grew to 2,799 sites at the end of 2004 from 2,341 sites at the end of 2003 and 1,177 sites at the end of 2002. International revenue increased 41% in 2004 compared to 2003 and 182% in 2003 compared to 2002, due to the acquisition of Eyretel, which was based in the United Kingdom and had a broad international presence. In addition, the weakening of the U.S. dollar against certain foreign currencies increased revenue by approximately 5% and 4% in 2004 and 2003 compared to the prior years.

        Product revenue includes software revenue and hardware revenue. Hardware revenue was a new revenue stream beginning in the second quarter of 2003 resulting from the Eyretel acquisition. Because hardware sales negatively impact our gross profit margin, we are working towards transitioning our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline in the future. Product revenue, excluding hardware revenue of $7.6 million in 2004 and $6.3 million in 2003, increased 25% and 20% in 2004 and 2003, respectively, compared to prior years due to increased sales in international markets and to an increase in the number of product offerings within our software product suite. The growth in product revenue in 2004 and 2003 reflects revenue from the Eyretel acquisition since March 2003.

        Product revenue as a percentage of total revenue has been decreasing over the previous three years due to increased services revenue, as discussed below. Our product pricing has remained consistent over the previous three years. Product revenue, excluding hardware revenue, derived from our indirect sales channel increased to 32% in 2004 from 31% in 2003 and 23% in 2002. This increase correlates to the increase in international revenue and to continually broadening our target market through our indirect sales channel. If a substantial number of our indirect sales participants were to terminate their relationship with us, we could experience a material decrease to our revenues.

        New customers accounted for 22%, 27% and 46%, respectively, of product revenue, excluding hardware revenue, in 2004, 2003 and 2002 compared to follow-on revenue from our existing customer base. We receive follow-on revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. We expect to continue receiving the majority of our product revenue from existing customers during 2005.

        Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 35% to $83.7 million in 2004 compared to 2003 and 80% to $61.8 million in 2003 compared to 2002. These increases were primarily due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The growth in services revenue in 2004 and 2003 also reflects revenue from the Eyretel acquisition since March 2003. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate in 2005. Our services pricing has remained consistent over the past three years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites, and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, in 2005.

Cost of Revenue

        Total cost of revenue increased 29% to $46.4 million in 2004 compared to 2003 and 167% to $35.9 million in 2003 compared to 2002. Expressed as a percent of revenue, gross profit margins declined to 67% in 2004 and 2003 from 80% in 2002. Excluding hardware cost of revenue, which was a new cost beginning in the second quarter of 2003 due to the Eyretel acquisition, and the amortization of intangible assets resulting from the Eyretel acquisition, gross profit margins declined to 74% in 2004 and 2003 from 80% in 2002. This decrease was due to the increase in services revenue relative to total revenue excluding hardware. Our profit margin for services is lower than our product profit margin because the costs related to providing services revenue, primarily labor related costs, are higher than those expenses related to generating product revenue. For example, the cost to employ an installation technician is higher than the royalty due a third party for the number of software licenses sold and the cost to produce a CD-ROM containing a copy of one of our software programs for delivery to a client site. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant in 2005.

        Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs. Amortization of acquired technology was $4.4 million and $4.1 million in 2004 and 2003, respectively, and none in 2002. Cost of hardware revenue was $7.3 million and $5.7 million in 2004 and 2003, respectively, and none in 2002. We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future. Cost of product revenue, excluding amortization of acquired technology and hardware costs, increased 12% in 2004 compared to 2003 and 60% in 2003 compared to 2002. The increase in 2003 was primarily due to increased royalties due to third parties for software components that are embedded in our software applications. Expressed as a percentage of product revenue, excluding hardware, the cost of such revenue, excluding amortization of intangible assets was 4%, 5% and 3% in 2004, 2003 and 2002, respectively. As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which would increase the cost of product revenue in the future.

        Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 34% to $32.6 million in 2004 compared to 2003 due primarily to an increase in the number of employees and contractors engaged in customer support services. Cost of services revenue increased 98% to $24.3 million in 2003 compared to 2002 primarily due to an increase in the number of employees engaged in installation, training, consulting, and customer support services primarily due to the Eyretel acquisition. Cost of services revenue as a percentage of services revenue increased to 39% in 2004 and 2003 from 36% in 2002. This increase was primarily due to the cost of providing hardware support, which commenced in March 2003 in conjunction with the Eyretel acquisition. We anticipate that our services margins will remain relatively constant in 2005. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base. During the latter half of 2004, we began expanding our customer support organization in the Asia-Pacific region; however, we do not expect to incur any significant incremental costs associated with this initiative.

Operating Expenses

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. SG&A expense increased 8% to $65.1 million in 2004 compared to 2003 due primarily to increased third-party costs associated with complying with the rules and regulations adopted under the Sarbanes-Oxley Act of 2002 and increased litigation fees to defend certain lawsuits which offset the decline in bad debt expense of $2.3 million (see Note 14 "Legal Proceedings" of the Notes to the Consolidated Financial Statements). SG&A expense increased 48% to $60.0 million in 2003 compared to 2002. This increase was due to the increased size of our company after the Eyretel acquisition and due to $1.8 million of amortization of acquired intangible assets in 2003 and none in 2002. Bad debt expense also increased by $2.2 million in 2003 compared to 2002 primarily due to an increase in exposure from international receivables. In 2005, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth.

        Research and Development.    Research and development ("R&D") expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue. As of December 31, 2004 and 2003, $0.8 million and $0.6 million, respectively, in software development costs were capitalized of which $0.4 million was amortized to cost of product revenue during 2004. Prior to 2003, software development costs incurred after technological feasibility had been established were not material. R&D expenses increased 16% to $20.9 million in 2004 compared to 2003 due to an increased number of contractors engaged in research and development activities. During 2004, we implemented a strategic initiative to significantly expand and improve our development capabilities by transitioning a portion of our development function to the Asia-Pacific region. As of December 31, 2004, we significantly increased our development capacity from the prior year by adding 145 new contractors to the region and incurred approximately $4.5 million for equipment and duplicative ramp-up, training and severance costs associated with the development transition. R&D expenses increased 20% to $18.0 million in 2003 compared to 2002 primarily due to an increased number of employees engaged in research and development activities. We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2005 as compared to 2004.

        Merger-related Costs.    During 2004 and 2003, we incurred merger-related costs pertaining to the acquisition of Eyretel in March 2003 and the Blue Pumpkin acquisition that closed in January 2005. (See "Subsequent Event" for further information regarding the acquisition of Blue Pumpkin.) We incurred merger-related costs of $0.5 million during 2004. These merger-related costs included $0.8 million relating to the partial accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"), $0.2 million of expenses related to the integration of Blue Pumpkin's operations with Witness, offset by ($0.5) million for adjustments to certain Eyretel acquisition liabilities. In March 2003, our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of December 31, 2004) is due March 2005. The COO bonus is recognized over the related service period through the first quarter of 2005. We expect to incur additional merger-related costs in 2005 related to the Blue Pumpkin acquisition; however, we are unable to estimate the amount at this time.

        We incurred merger-related costs of $7.9 million during 2003. These merger-related costs included $3.9 million of expenses related to integrating Eyretel's software products, training personnel on products acquired and consolidating the operations of Eyretel with Witness, $0.7 million of facilities costs to consolidate Witness' facilities, $1.5 million of expenses related to employee severance and benefits, $0.9 million for a sterling-based forward exchange contract to hedge the dollar cost of the acquisition, and $0.9 million relating primarily to the partial accrual of the aforementioned bonus payable to our COO.

        Acquired In-Process Research and Development.    In 2003, we estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was calculated with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete. We expect to incur IPR&D charges in 2005 related to the Blue Pumpkin acquisition; however, we are unable to estimate the amount at this time.

Interest and Other Income, Net

        Interest and other income, net consists primarily of interest earned on funds available for investment and foreign currency transaction gains and losses on settlement of contracts denominated in currencies other than the local currency. Interest and other income, net decreased 7% to $1.2 million in 2004 compared to 2003 due primarily to a decrease in net foreign currency transaction gains in 2004 which offset increased interest income resulting from higher cash and investment balances. Interest and other income, net decreased 17% to $1.3 million in 2003 compared to 2002 due primarily to decreased interest income resulting from lower yields and lower investment balances as a result of the acquisition of Eyretel which was paid for in cash. We expect that interest and other income, net will decrease significantly in 2005 compared to 2004 due to lower cash and investment balances as a result of our utilizing $40 million of cash to acquire Blue Pumpkin in January 2005.

Provision for Income Taxes

        We recorded a provision for federal alternative minimum tax and foreign income tax in 2004 and provisions for foreign income tax in 2003 and 2002, net of federal tax benefits. The provision for income taxes in 2004 benefited from the utilization of net operating loss carryforwards from prior years. We have net operating loss carryforwards aggregating $31.4 million for U.S. tax purposes and $44.4 million for foreign tax purposes remaining as of December 31, 2004. We expect that the provision for income taxes in 2005 will benefit from the utilization of these net operating loss carryforwards. However, the utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for the deferred income tax assets and intangible assets.

Quarterly Results of Operations

        The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the two-year period ended December 31, 2004, as well as the percentage of total revenue represented by each item. The information has been derived from our unaudited consolidated financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. The unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments that we consider to be necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003(a)
	(in thousands)
Revenue:
Product	$15,655	$13,925	$14,138	$13,902	$14,251	$11,000	$14,320	$6,667
Services	23,053	21,332	20,280	19,050	19,335	16,897	15,006	10,561

Total revenue	38,708	35,257	34,418	32,952	33,586	27,897	29,326	17,228

Cost of revenue:
Product	3,423	2,737	3,714	3,910	4,041	2,410	4,267	862
Services	8,259	8,036	8,363	7,936	7,554	6,524	6,546	3,654

Total cost of revenue	11,682	10,773	12,077	11,846	11,595	8,934	10,813	4,516

Gross profit	27,026	24,484	22,341	21,106	21,991	18,963	18,513	12,712
Operating expenses:
Selling, general and administrative	17,388	16,422	15,702	15,539	17,618	15,402	16,620	10,363
Research and development	5,548	5,470	4,963	4,875	4,726	4,804	4,707	3,799
Merger-related costs	(177)	152	155	368	1,686	1,602	2,613	1,964
Acquired in-process research and development	—	—	—	—	—	—	—	7,840

Operating income (loss)	4,267	2,440	1,521	324	(2,039)	(2,845)	(5,427)	(11,254)

Interest and other income, net	463	435	137	171	116	321	341	525
Income (loss) before provision for income taxes	4,730	2,875	1,658	495	(1,923)	(2,524)	(5,086)	(10,729)
Provision for income taxes	211	(68)	144	25	109	8	106	84

Net income (loss)	$4,519	2,943	$1,514	$470	$(2,032)	$(2,532)	$(5,192)	$(10,813)

	Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003(a)
	(as a percentage of total revenue)
Revenue:
Product	40%	39%	41%	42%	42%	39%	49%	39%
Services	60	61	59	58	58	61	51	61

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Product	9	8	11	12	12	9	15	5
Services	21	23	24	24	23	23	22	21

Total cost of revenue	30	31	35	36	35	32	37	26

Gross profit	70	69	65	64	65	68	63	74
Operating expenses:
Selling, general and administrative	45	46	46	47	52	55	57	60
Research and development	14	16	15	15	14	17	16	22
Merger-related costs	0	0	0	1	5	6	9	11
Acquired in-process research and development	0	0	0	0	0	0	0	46

Operating income (loss)	11	7	4	1	(6)	(10)	(19)	(65)
Interest and other income, net	1	1	0	0	0	1	1	3
Income (loss) before provision for income taxes	12	8	4	1	(6)	(9)	(18)	(62)
Provision for income taxes	0	0	0	0	0	0	0	1

Net income (loss)	12	8	4	1	(6)	(9)	(18)	(63)

(a)
We commenced the consolidation of Eyretel on March 22, 2003.

        The increase in total revenue, beginning in the second quarter of 2003, reflects the consolidation of Eyretel, which was acquired in March 2003. Our second and fourth quarters generally have higher product revenue than the first and third quarters due to our customers' budgeting and spending patterns. Product revenue includes hardware sales of $2.2 million, $1.2 million, $2.0 million and $2.3 million in the fourth, third, second and first quarters of 2004, respectively and $2.0 million, $1.0 million and $3.3 million in the fourth, third and second quarters of 2003, respectively. Services revenue in absolute dollars, and as a percentage of total revenue, generally increased during 2004 and 2003 due to the compounding effect of maintenance renewals and the expansion of our service offerings. The services margin improved in the fourth quarter of 2004 due to efficiencies gained in providing installation, training and consulting services. Gross profit margins have been negatively impacted beginning in the second quarter of 2003 due to hardware costs and amortization of intangibles.

        Total operating expenses, excluding merger-related costs and acquired IPR&D, decreased as a percentage of total revenue during 2004 as revenue growth exceeded cost increases. During 2003, total operating expenses, excluding merger-related costs and acquired IPR&D, decreased as a percentage of total revenue due to the realization of synergies from the Eyretel acquisition, in addition to implementing certain cost saving measures throughout the year.

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

Liquidity and Capital Resources

        At December 31, 2004, we had $76.5 million in total cash and cash equivalents and investments, which was $35.6 million higher than the $40.9 million held at December 31, 2003. Working capital also increased by $31.4 million from $28.7 million at December 31, 2003 to $60.1 million at December 31, 2004. Accrued expenses decreased by $6.1 million at December 31, 2004, from December 31, 2003, due primarily to the payment of Eyretel acquisition and merger-related liabilities. Deferred revenue increased by $4.5 million at December 31, 2004, from December 31, 2003, due to primarily to an increase in the number of customers under maintenance contracts.

        Cash flows from operating activities provided $22.8 million in 2004 compared to cash flows used in operating activities of $4.1 million in 2003. This increase was due primarily to the increase in operating income, exclusive of non-cash items, which increased to $21.3 million in 2004, from $0.3 million in 2003. This increase resulted from the improvement in operating performance and the reduction in merger-related costs in 2004 compared to 2003. Our annual accounts receivable days sales outstanding ("DSO") decreased from 107 days in 2003 to 66 days in 2004. We expect our DSO to remain at the December 31, 2004 level during 2005. In 2002, we generated $8.9 million in cash flows from operating activities primarily due to net income excluding non-cash items and an increase in deferred revenue.

        Net cash flows used in investing activities in 2004 were ($18.3) million, which consisted primarily of the purchase of additional investments. Net cash flows used in investing activities in 2003 were ($10.0) million, which included the sale of investments of $26.5 million to initially fund the Eyretel acquisition, partially offset by the acquisition of Eyretel for ($21.4) million (net of $38.8 million in cash held by Eyretel) and certain other assets purchased for $2.4 million from a software and services company focused on the business intelligence marketplace. Net cash flows provided by investing activities in 2002 were $14.2 million due primarily to the release of our restricted cash and the maturities of certain investments. Capital expenditures of ($2.9) million, ($2.2) million and ($3.2) million in 2004, 2003 and 2002, respectively, were primarily for computer equipment and leasehold improvements.

        Net cash flows provided by financing activities in 2004 were $13.3 million compared to $1.3 million in 2003. The increase was primarily due to $12.6 million of proceeds from the exercise of stock options. Net cash flows used in financing activities were ($1.1) million in 2002 primarily due to stock repurchases of ($2.4) million. We have repurchased a total of $3.1 million of our common stock under our $10 million stock repurchase authorization and at this time, we do not anticipate making any further repurchases.

        At December 31, 2004, we had $12.2 million available under a line of credit, which was net of outstanding letters of credit of $2.8 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank's prime rate, or LIBOR plus 300 basis points, and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of December 31, 2004, we were in compliance with all bank covenants. In association with a 2005 acquisition, we replaced our tangible net worth requirement with an EBITDA financial covenant. (See "Subsequent Event" for further information regarding the acquisition of Blue Pumpkin.)

        In January 2005, we liquidated our investment portfolio and paid $40.0 million in cash for the acquisition of Blue Pumpkin. In addition, we are in the process of registering the 2.1 million shares of our common stock issued to the Blue Pumpkin shareholders as part of the purchase price. The registration of these shares requires our filing additional information with the SEC and the subsequent order of the SEC declaring our registration statement effective. We also expect to spend an additional $5.0 million for acquisition and merger-related costs related to the Blue Pumpkin acquisition.

        We expect to spend approximately $3.3 million in capital expenditures in 2005 primarily for computer equipment and software. We anticipate that our capital expenditures will increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management information systems.

        We believe that our existing cash and investment balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. In addition, the availability under our line of credit may be used to fund working capital requirements or future merger or acquisition transactions. Our shelf registration statement on Form S-3 (including subsequent amendments) with the Securities and Exchange Commission ("SEC") became effective in August 2004. The shelf registration statement allows us to register up to $80 million of securities, which may consist of common stock, warrants to purchase our common stock, or both. The shelf registration statement provides us the ability to raise equity capital if and when appropriate for our business. The sale of additional equity securities could result in additional dilution to our stockholders. If cash generated from operations is insufficient to satisfy our liquidity requirements and we are unable or choose not to raise additional equity capital or borrow under our line of credit, we may seek to establish new financing arrangements. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms.

Market Risk

        Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure primarily relates to fluctuations in foreign exchange rates and interest rates. Except for the hedge transaction entered into in connection with the Eyretel acquisition, we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations. Due to the relative strength of foreign currencies compared to the U.S. dollar during 2004 and 2003, foreign currency translations contributed $3.4 million and $4.1 million to our December 31, 2004 and 2003, respectively, cash balances as a result of our subsidiaries' cash denominated in foreign currencies. As of December 31, 2002, foreign currencies impacted cash by $(0.1) million.

        Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, India, Japan, Mexico, and the United Kingdom and conduct transactions in either the local currency of the location or U.S. dollars. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Cummulative translation adjustment changes resulted in an increase in stockholders' equity of $1.0 million and $4.2 million in 2004 and 2003, respectively. Net foreign exchange gains were $0.3 million, $0.4 million, and $0 million in 2004, 2003 and 2002, respectively.

        Exposure to market rate risk for changes in interest rates relates to our investment portfolio and any potential borrowing. Our investments are made with capital preservation and liquidity as our primary objectives. We generally hold only high-grade investments such as commercial paper, corporate bonds, auction rate securities and U.S. government agency securities. To reduce our balance sheet exposure to variations in asset values, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months for our entire portfolio. Our investment portfolio may contain securities with maturities of up to three years. While this minimizes our interest rate risk to asset values, our results are exposed to fluctuations in interest income due to changes in market rates.

Contractual Obligations and Off Balance Sheet Arrangements

        As of December 31, 2004, our contractual cash obligations associated with lease obligations, operational restructuring and merger-related costs are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations	$23,095	$5,645	$8,384	$2,877	$6,189
Acquisition-related commitments	41,193	41,193	—	—	—

Total	$64,288	$46,838	$8,384	$2,877	$6,189

        As of December 31, 2004, we did not have any other material contractual commitments or any off-balance sheet arrangements.

Transactions with Related Parties

        During 2002, notes receivable due from certain officers totaling $0.5 million were satisfied by delivering, at current fair market value, shares of our common stock, which such employees had held for longer than six months. In February 2002, the notes receivable from our CEO totaling $1.8 million were refinanced in part with a full recourse note (the "2002 Note") for approximately $1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note was payable in three equal payments of principal and interest due annually through February 2005. The balance was satisfied in full during 2003 by the CEO delivering at current fair market value, shares of our common stock, which he had held for more than six months. There were no transactions with related parties during 2004.

Subsequent Event

        On January 24, 2005, we completed the acquisition of Blue Pumpkin Software, Inc. ("Blue Pumpkin"), a privately held California corporation. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the "Merger"), we paid an aggregate of $40 million in cash, which was financed from our existing cash and investments, and issued an aggregate of 2.1 million unregistered shares of Witness common stock. On January 31, 2004, we filed a re-sale registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register those shares. That registration statement is not yet effective. Ten percent of the aggregate merger consideration is being held in escrow for one year after the closing date of the Merger. The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one- year period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger and certain pending and potential claims.

        The Merger is intended to extend our contact center performance optimization capability to include advanced workforce management software and services solutions. The acquisition expands our software and services by adding forecasting, scheduling, adherence and planning applications.

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

        The market for customer relationship management software, including software that records and analyzes customer interactions and that forecasts and schedules employees, is still developing. Our success depends on the use and acceptance of our software and services by existing and prospective customers. In addition, demand for our software remains uncertain because our existing and potential customers may:

  •
  not understand the benefits of using customer relationship management software generally or, more specifically, software which records and analyzes the interactions between a business and its customers or which optimizes the forecasting and scheduling of employees;

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

        With the exception of 2004 and the first half of 2002, we have historically experienced quarterly losses from operations. We will need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future. As a result of our prior operating losses, we had an accumulated deficit of $39.0 million as of December 31, 2004.

Our quarterly results are difficult to predict and adverse fluctuations in operating results could cause our stock price to fall.

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

        We derived $68.1 million, $48.2 million and $17.1 million in 2004, 2003, and 2002, respectively, from customers outside the United States, principally in the United Kingdom, Canada, Australia, India, Japan and China. During 2003, we completed the purchase of Eyretel plc and significantly expanded our operations outside of North America. Our operations outside of the United States at December 31, 2004, consisted of 183 dedicated employees located in Australia, Brazil, Canada, China, Germany, India, Japan, Malaysia, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

        With our acquisition of Eyretel, which also has sales outside of North America, we have expanded our international operations, and we intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. These efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or, if we do, we may not be able to grow or to maintain adequate profit margins in these markets. Because of the complex nature of our international expansion, it may adversely affect our business and operating results. International expansion and sales are subject to many risks, including the following:

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

  •
  currency fluctuations;

  •
  cultural differences which may affect workforce performance and sales processes;

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

        Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 32% and 31% of total product revenue in 2004 and 2003. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. In connection with our acquisition of Blue Pumpkin, we acquired several reseller relationships with provisions that grant exclusive rights to market some of our products. If we are not successful in removing these contractual provisions, our ability to grow in the affected geographies, including the United Kingdom, may be limited. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

  •
  traditional call-logging vendors;

  •
  workforce management, forecasting and scheduling vendors to the call center industry

  •
  electronic learning vendors;

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

        The markets for our products are characterized by rapidly changing technology, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to continue to advance our technology. We have also found that the technological life cycles of our products are difficult to estimate, partially because of changing demands of our customers. We believe that our future success will depend on our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments. Although we are presently developing a number of product enhancements to our product suites, we cannot assure you that these enhancements will be completed on a timely basis or gain customer acceptance. In addition, failure to develop new software or improve existing software products may impact our ability to maintain our maintenance renewal rate which could have a material impact on our revenue.

If our software development activities in the Asia-Pacific region are not successful, we may not be able to meet our development schedules.

        During 2004, we significantly expanded our software development capabilities in the Asia-Pacific region in order to optimize available research and development resources and better meet development timeframes. We have limited experience with remote software development activities. Accordingly, there are a number of risks associated with this activity, including:

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

        We may experience gains and losses resulting from fluctuations in currency exchange rates. Moreover, in locations where we price our products in U.S. dollars, our sales could be affected adversely by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. In locations, where we sell our products in local currencies, we could be competitively unable to increase our prices to reflect fluctuations in exchange rates. We cannot predict the impact that future exchange rate fluctuations may have on our results.

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

        As of December 31, 2004, we had seven registered trademarks, one trademark application pending in the U.S., five U.S. and three international patents, and 15 patent applications pending in the U.S. and five patent applications pending internationally. There is no guarantee that our pending applications will result in issued trademarks or patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

        It is possible that third parties will claim that we have infringed their current or future products. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, which is generally uninsurable could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of lawsuits involving Knowlagent and NICE (as described in Note 14, "Legal Proceedings" of the Notes to the Consolidated Financial Statements), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our products at issue, or to pay damages or satisfy indemnification commitments with our customers.

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

As a result of our acquisition of Blue Pumpkin, we are subject to pending patent and employment lawsuits, which, if determined adversely to us, may cause our business to suffer.

        In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation's ("IEX") U.S. Patent No. 6,044,355 (the "355 Patent") by making and selling certain workforce management and call routing software products, including Blue Pumpkin's Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney's fees. IEX is also seeking an injunction against Blue Pumpkin's making or selling the products that IEX claims infringe its "355 Patent. On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement. That day, the District Court dismissed the remainder of the case. IEX appealed the District Court's summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed-in-part the district court's summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit's analysis. Blue Pumpkin is not yet on a schedule before the district court. We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.

        In addition, Steven Osborn, a former salesman for Blue Pumpkin, filed a complaint against Blue Pumpkin in the United States District Court for the Northern District of Texas alleging fraudulent and negligent misrepresentation, breach of contract, quantum meruit, and unjust enrichment, relating to the amount of commissions he earned on a contract he effectuated for Blue Pumpkin. Blue Pumpkin has filed for summary judgment and the motion is currently pending. We cannot predict with certainty the outcome of this litigation at this time.

        Regardless of the merit of these claims, they can be time-consuming and costly. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position and results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the remote possibility of a material adverse impact on our net income. Our estimate of the potential impact from these legal proceedings on our financial position or results of operations could change in the future.

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

        Our customers ordinarily purchase installation, training and maintenance services together with our products. The functionality of our products are not dependent on our installation and training services. We generate a material part of our revenues from these services. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services or they may not license our software in the future. As a result, we would lose licensing and services revenue, and it could harm our reputation.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business, operating results and stock price.

        The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accountants. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

We issued 2.1 million new shares and granted approximately 800,000 options to purchase shares of our common stock, which will result in dilution to our existing stockholders and may cause our stock price to decline.

        As part of the merger consideration in our recent acquisition of Blue Pumpkin, we issued a total of 2.1 million shares of common stock to Blue Pumpkin shareholders, which increased our total outstanding common stock by approximately 8%; we also issued options to purchase approximately 800,000 shares of common stock in connection with the acquisition. The issuance of a significant amount of additional shares of common stock results in dilution to our existing shareholders and reduces our earnings per share, which could negatively affect the market price of our common stock. A significant amount of common stock coming on the market at any given time could result in a decline in the price of our common stock or increased volatility.

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

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements, together with related notes and the reports of KPMG LLP, our independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported accurately and within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

        Changes in Internal Controls.    There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Management's Report on Internal Control over Financial Reporting.    See Part IV, Item 15 page F-2 and F-3 for management's report and the independent registered public accounting firm's report on internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2005 Annual Meeting of Stockholders proposed to be held on May 18, 2005, and the information included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of Registrant

Code of Ethics

        We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at http://www.witness.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a)
The following documents are filed as part of this report:

(c)
Exhibits

Exhibit Number	Description
2.1(13)	Merger Agreement and Plan of Reorganization by and among Witness Systems, Inc., Baron Acquisition Corporation, Blue Pumpkin Software, Inc., and, solely with respect to Article VIII and Article IX, Laurence R. Hootnick as Shareholder Agent and The U.S. Stock Transfer Corporation as Depository Agent dated December 16, 2004
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
3.3(8)	Form of Certificate of Designation for Series A Junior Participating Preferred Stock
4.1(2)	See Exhibit 3.1 for provisions of the Fifth Amended and Restated Certificate of Incorporation of the Company defining rights of the holders of Common Stock of the Company.
4.2(4)	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.3(1)	Specimen Stock Certificate
4.4(8)	Form of Rights Agreement, dated October 25, 2002, between the Company and SunTrust Bank which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C
10.1(3)	Lease Agreement between the Company and Colonial Center at Mansell Overlook/Colonial Business Center dated July 28, 2000
10.2(10)	Lease Agreement between Eyretel plc and Cornhill Insurance plc at Kings Court dated December 24, 1999

10.3*	Lease Agreement between the Company and Mission Towers, LLC at Freedom Circle Drive dated February 18, 2005
10.4(1)	Amended and Restated Stock Incentive Plan of the Company
10.5(2)	Amendment No. 1 to the Company's Amended and Restated Stock Incentive Plan
10.6(10)	Amendment No. 2 to the Company's Amended and Restated Stock Incentive Plan
10.7(5)	Form of Stock Option Grant Certificate.
10.8(4)	Employee Stock Purchase Plan of the Company
10.9(9)	2003 Broad Based Option Plan of the Company
10.10(9)	2003 Non-Employee Director Stock Option Plan
10.11(10)	Director and Key Executive Stock Ownership Incentive Policy
10.12*	Form of Inducement Grant for Employees of Blue Pumpkin
10.13(1)	Employment Agreement entered into between David B. Gould and the Company effective February 2, 1999
10.14(1)	Amendment No. 1 to Employment Agreement entered into between David B. Gould and the Company, dated as of August 2, 1999
10.15(1)	Restricted Stock Award Agreement dated March 31, 1999, between the Company and David Gould
10.16(10)	Employment Agreement entered into between Nicholas S. Discombe and the Company, dated as of June 29, 2003
10.17(1)	Form of Indemnification Agreement for executive officers and directors of the Company
10.18(12)	Form of Change of Control Agreement entered into with certain senior officers of the company
10.19(1)	Subsidiary License and Distribution Agreement
10.20(6)	Loan and Security Agreement between the Company and Silicon Valley Bank dated April 3, 2002
10.21(6)	Loan Modification Agreement between the Company and Silicon Valley Bank dated November 12, 2002
10.22(6)	Revolving Promissory Note between the Company and Silicon Valley Bank dated November 12, 2002
10.23(10)	Second Loan Modification Agreement between the Company and Silicon Valley Bank dated May 14, 2003
10.24(10)	Third Loan Modification Agreement between the Company and Silicon Valley Bank dated November 13, 2003
10.25(11)	Fourth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 8, 2004
10.26(11)	Fifth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2004
10.27*	Sixth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 12, 2005
21.1*	List of subsidiaries

23.1*	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Independent Business Valuation Experts
31.1*	Certificate of the Chief Executive Officer
31.2*	Certificate of the Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

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

(9)
Incorporated by reference to exhibits previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001

(9)
Incorporated by reference to exhibits previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003

(10)
Incorporated by reference to exhibits previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003

(11)
Incorporated by reference to exhibits previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004

(12)
Incorporated by reference to exhibits previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004

(13)
Incorporated by reference to exhibits previously filed with the Company's Current Report on Form 8-K on January 27, 2005

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Management's Report on Internal Control over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management's authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

        Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Their report appears immediately after this report.

Witness Systems, Inc.
March 15, 2005

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors
Witness Systems, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Witness Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Witness Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Witness Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Witness Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Witness Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 15, 2005

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors
Witness Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Witness Systems, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 15, 2005

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,641	$21,517
Investments	33,842	19,355
Accounts receivable, net of allowance of $3,250 at December 31, 2004
and $2,840 at December 31, 2003	25,681	31,451
Prepaid and other current assets	4,118	3,311

Total current assets	106,282	75,634
Intangible assets, net	10,802	20,083
Property and equipment, net	6,197	6,141
Other assets	1,218	2,177

	$124,499	$104,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,454	$3,648
Accrued expenses	16,308	22,368
Deferred revenue	25,406	20,921

Total current liabilities	46,168	46,937
Other long-term liabilities	3,703	3,906
Deferred income tax liabilities	254	3,197

Total liabilities	50,125	54,040

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 24,476,289 and 22,169,672 shares issued and outstanding at December 31, 2004 and 2003, respectively	245	222
Additional paid-in capital	108,247	94,293
Accumulated deficit	(39,060)	(48,506)
Accumulated other comprehensive income	4,942	3,986

Total stockholders' equity	74,374	49,995

	$124,499	$104,035

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Product	$57,620	$46,238	$33,383
Services	83,715	61,799	34,303

Total revenue	141,335	108,037	67,686

Cost of revenue:
Product	13,784	11,580	1,132
Services	32,594	24,278	12,286

Total cost of revenue	46,378	35,858	13,418

Gross profit	94,957	72,179	54,268
Operating expenses:
Selling, general and administrative	65,051	60,003	40,439
Research and development	20,856	18,036	15,090
Merger-related costs	498	7,865	—
Acquired in-process research and development	—	7,840	—

Operating income (loss)	8,552	(21,565)	(1,261)
Interest and other income, net	1,206	1,303	1,570

Income (loss) before provision for income taxes	9,758	(20,262)	309
Provision for income taxes	312	307	261

Net income (loss)	$9,446	$(20,569)	$48

Net income (loss) per share:
Basic	$0.40	$(0.94)	$0.00

Diluted	$0.36	$(0.94)	$0.00

Weighted-average common shares outstanding:
Basic	23,361	21,991	22,626

Diluted	26,084	21,991	23,524

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit	Notes Receivable for Stock		Total Stockholders' Equity
	Number	Amount
Balance at December 31, 2001	22,479	$225	$96,224	$(27,985)	$(2,322)	$(88)	$66,054
Exercise of stock options and warrants	378	4	985	—	—	—	989
Shares issued under employee stock purchase plan	85	1	369	—	—	—	370
Repayment of notes receivable for stock and related interest receivable	(66)	(1)	(871)	—	852	—	(20)
Stock repurchases	(840)	(9)	(2,447)	—	—	—	(2,456)
Comprehensive loss:
Change in cummulative foreign currency translation adjustment	—	—	—	—	—	(35)	(35)
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	124	124
Net income	—	—	—	48	—	—	48

Total comprehensive income							137

Balance at December 31, 2002	22,036	220	94,260	(27,937)	(1,470)	1	65,074
Exercise of stock options	285	3	1,102	—	—	—	1,105
Shares issued under employee stock purchase plan	162	2	557	—	—	—	559
Repayment of notes receivable for stock	(108)	(1)	(985)		1,470		484
Stock repurchases	(205)	(2)	(641)	—	—	—	(643)
Comprehensive income:
Change in cummulative foreign currency translation adjustment	—	—	—	—	—	4,158	4,158
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	(173)	(173)
Net loss	—	—	—	(20,569)	—	—	(20,569)

Total comprehensive loss							(16,584)

Balance at December 31, 2003	22,170	222	94,293	(48,506)	—	3,986	49,995
Exercise of stock options	2,224	22	13,052	—	—	—	13,074
Tax benefit on exercised stock options	—	—	214	—	—	—	214
Shares issued under employee stock purchase plan	82	1	688	—	—	—	689
Comprehensive income:
Change in cummulative foreign currency translation adjustment	—	—	—	—	—	959	959
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	(3)	(3)
Net income	—	—	—	9,446	—	—	9,446

Total comprehensive income							10,402

Balance at December 31, 2004	24,476	$245	$108,247	$(39,060)	$—	$4,942	$74,374

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$9,446	$(20,569)	$48
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
In-process research and development	—	7,840	—
Amortization of intangible assets	5,911	5,913	401
Depreciation and amortization of property and equipment	3,175	3,805	3,212
Provision for doubtful accounts and sales allowances	1,908	3,047	908
Other non-cash items, net	901	275	403
Changes in operating assets and liabilities:
Accounts receivable	5,068	(7,212)	(92)
Prepaid and other assets	(3,043)	3,146	52
Accounts payable	(92)	(2,875)	(194)
Accrued expenses	(4,459)	(2,728)	96
Deferred revenue	3,978	5,295	4,064

Net cash provided by (used in) operating activities	22,793	(4,063)	8,898

Cash flows from investing activities:
Capital expenditures	(3,204)	(2,163)	(3,167)
Purchases of investments	(40,076)	(30,045)	(64,266)
Proceeds from maturities of investments	4,500	5,304	47,363
Proceeds from sales of investments	20,440	40,728	29,000
Acquisition of Eyretel plc, net of cash acquired of $38,814	—	(21,413)	—
Purchase of other business assets	—	(2,385)	(6)
Allocation from restricted cash	—	—	5,258

Net cash (used in) provided by investing activities	(18,340)	(9,974)	14,182

Cash flows from financing activities:
Proceeds from exercise of stock options	12,614	1,018	896
Proceeds from employee stock purchase plan	689	559	370
Repayments of notes receivable from stockholders	—	484	—
Stock repurchases	—	(734)	(2,365)

Net cash provided by (used in) financing activities	13,303	1,327	(1,099)

Effect of exchange rate changes on cash	3,368	4,138	(101)
Net increase (decrease) in cash and cash equivalents	21,124	(8,572)	21,880
Cash and cash equivalents at beginning of year	21,517	30,089	8,209

Cash and cash equivalents at end of year	$42,641	$21,517	$30,089

Supplemental cash flow information:
Cash paid for interest	—	$86	—

Cash paid for income taxes	$245	$229	$168

Non-cash financing activities:
Repayments of notes receivable and interest from stockholders	—	$985	$872

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.     Summary of Significant Accounting Policies

        Business—Witness Systems, Inc. ("Witness") is a publicly traded company that provides an integrated performance optimization software suite that enables global enterprises to capture customer intelligence and optimize workforce performance. Our solution is comprised of Voice over Internet Protocol ("VoIP") telephony, compliance, high-volume and business-driven recording solutions, as well as performance analysis and e-learning applications. Our software suite delivers an integrated system for continuous performance improvement in multimedia customer interaction centers, Internet Protocol ("IP") telephony and back office environments to enhance the customer experience. Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as with executives throughout the organization. Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on investment in our products and services. Our software is designed to integrate with a variety of third-party software applications, such as customer relationship management ("CRM") and enterprise resource planning applications, and with existing telephony and computer network hardware and software. Many of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

        We are headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, the Netherlands, and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997.

        Principles of Consolidation and Reclassifications—The consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries. During the first quarter of 2003, we acquired Eyretel plc ("Eyretel"), a U.K.-based provider of compliance and recording solutions for customer contact centers. We commenced the consolidation of their results of operations on March 22, 2003, the date we assumed majority ownership of Eyretel. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of $9.2 million of auction rate securities from cash and cash equivalents to available for sale securities, which are reported as short-term investments. Prior period information related to auction rate securities in the statements of cash flows was also reclassified, which impacted cash flows from investing activities by $(2.9) million and $8.7 million in 2003 and 2002, respectively. There was no impact on net income or cash flow from operations as a result of the reclassification.

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

        Certain Risks and Uncertainties—Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated revenue growth from existing customers, our ability to attract new customers, our ability to grow through acquisitions and to successfully integrate acquisitions, the availability and cost of debt and equity financing, technology changes, or a decline in the financial stability of our customers. Negative developments in these or other risk factors could have a material adverse effect on our financial position, results of operations and cash flows.

        Cash and Cash Equivalents and Investments—Cash and cash equivalents consist of cash on deposit, money market accounts, commercial paper and U.S. Government agency securities. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Investments are classified as available for sale and are carried at fair market value. Unrealized holding gains and losses on such investments are reported as a separate component of accumulated other comprehensive income (loss) until realized. If a decline in fair value is determined to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis resulting in a realized loss. Realized gains and losses from sales are based on the specific identification method. Our investments are presented as current assets as they represent the investment of cash available to be used in current operations within the next year.

        Accounts Receivable—Accounts receivable include amounts due from customers for which revenue has been recognized. We perform ongoing evaluations of our customers and continuously monitor collections and payments and provide an allowance for doubtful accounts through a charge to selling, general and administrative expense based on the aging of the underlying receivables, our historical experience and any specific customer collection issues that we have identified. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. We also record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical experience, analysis of customer credits and other known factors and are charged against revenues when recorded.

        Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Property and equipment is comprised of the following amounts (in thousands) and generally have the following estimated useful lives:

	December 31,
	2004	2003
Computer equipment (2 years)	$5,069	$5,091
Software (2 - 3 years)	3,093	2,571
Other equipment (5 years)	3,725	2,880
Furniture and fixtures (5 years)	690	593
Leasehold improvements	3,111	2,562

	15,688	13,697
Less accumulated depreciation and amortization	9,491	7,556

	$6,197	$6,141

        Depreciation and amortization on property and equipment was $3.2 million, $3.8 million and $3.2 million in 2004, 2003 and 2002, respectively.

        Long-Lived Assets—Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our intangible assets are amortized using the straight-line method. Estimated useful lives of intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date no events or changes in circumstances have occurred that would require us to test long-lived assets for recoverability.

        Revenue Recognition and Deferred Revenue—We recognize revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence ("VSOE") of fair value exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE of fair value for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

        Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related maintenance contract.

        Deferred revenue consists of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

        Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses were $0.3 million in each of the years ended 2004, 2003 and 2002.

        Research and Development Costs—Research and development costs consist primarily of personnel and consulting costs involved with product development and allocated overhead. These costs are expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility.

        Software Development Costs—In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, software development costs are expensed until technological feasibility of the product has been established and are capitalized commencing upon the establishment of technological feasibility through general release to customers. Amortization of software development costs begins when the product is available for general release and is amortized using the greater of: (1) the straight-line method over the expected life of the product or (2) the ratio of current product revenue to the total of current and future product revenue. At each balance sheet date, the unamortized software development costs are compared to the net realizable value of the underlying product and to the extent any unamortized capitalized costs exceed the net realizable value of the asset, those costs are written off. As of December 31, 2004, and 2003, unamortized software development costs were $0.4 million and $0.6 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. During 2004, $0.4 million in software development costs was amortized to cost of product revenue. We did not have any software development cost amortization in 2003 and 2002.

        Merger-Related Costs and Purchase Price Contingencies—Merger-related costs include expenses that are directly and incrementally related to a merger, including costs related to integrating the software products of the acquired company, training personnel on products acquired, establishing the infrastructure and consolidating the operations of the acquired company. Merger-related costs also include costs related to Witness lease terminations and severance associated with Witness employee terminations resulting from closures and terminations during the merger integration process. We account for merger-related costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity only be recognized when the liability is incurred.

        In accounting for acquisitions, we accrue for certain loss contingencies that exist at the date of acquisition. We reduce such liabilities as those contingencies are resolved or if we determine that the contingency no longer represents a probable loss. Any adjustments to these liabilities prior to the finalization of the purchase price impact purchase consideration. Any subsequent adjustments will impact our results of operations, except as prescribed by Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

        Stock-Based Compensation—We generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value method as prescribed by SFAS No. 123 (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Reported net income (loss)	$9,446	$(20,569)	$48
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	59	129	115
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(8,444)	(7,893)	(11,472)

Pro forma net income (loss)	$1,061	$(28,333)	$(11,309)

Net income (loss) per share:
Reported basic	$0.40	$(0.94)	$0.00

Pro forma basic	$0.05	$(1.29)	$(0.50)

Reported diluted	$0.36	$(0.94)	$0.00

Pro forma diluted	$0.04	$(1.29)	$(0.50)

        See Note 11 for a description of the option pricing assumptions used to estimate the fair value of equity instruments granted to employees.

        Income Taxes—We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We evaluate the realizability of our deferred income tax assets and establish a valuation allowance to reduce our deferred income tax assets based on an assessment of the likelihood of their realization. We evaluate certain relevant criteria including deferred income tax liabilities that can be used to offset deferred income tax assets, estimates of future taxable income of appropriate character within the carry forward period available, and tax planning strategies.

        Net Income (Loss) Per Share—We calculate net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is calculated by dividing our net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted net income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding and the dilutive impact of all dilutive stock options. The dilutive impact of stock options is determined by applying the treasury stock method. (See Note 2 for further information.)

        Fair Value of Financial Instruments—At December 31, 2004 and 2003, our financial instruments included cash and cash equivalents, investments, accounts receivable and accounts payable. We believe the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the short-term maturities of these instruments. Our investments are carried at fair value.

        Foreign Currency—Generally, the functional currency has been determined to be the local currency for our foreign subsidiaries. As a result, those subsidiaries' assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a component of stockholders' equity and other comprehensive income (loss).

        Net gains from foreign currency denominated transactions are included in interest and other income, net and were $0.3 million, $0.4 million and $0 million in 2004, 2003 and 2002, respectively.

        Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model (see above). Upon adoption, pro forma disclosure will no longer be an alternative. We will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period beginning July 1, 2005. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations but will not impact our cash flows.

        In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements in EITF No 03-1 were effective for annual periods ending after June 15, 2004; however, the effective date of the recognition and measurement provisions of EITF 03-01 has been delayed by the FASB. We do not expect the adoption of the recognition and measurement provisions of EITF No. 03-1 to have a material impact on our financial position, results of operations, or cash flows.

2.     Net Income (Loss) Per Share

        The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2004	2003		2002
Net income (loss)	$9,446	$	$(20,569)	$$48

Weighted average shares of common stock and common stock equivalents outstanding:
Basic	23,361		21,991	22,626
Dilutive effect of stock options computed using the treasury stock method	2,723		—	898

Diluted common shares and share equivalents outstanding	26,084		21,991	23,524

Net income (loss) per share:
Basic	$0.40		$(0.94)	$0.00

Diluted	$0.36		$(0.94)	$0.00

        We have excluded all outstanding stock options from the calculation of diluted net loss per common share for 2003 because we reported a loss in this period and all such securities are anti-dilutive. The total number of share equivalents excluded from the calculations of historical diluted net loss per common share for 2003 was 954,423 calculated using the treasury stock method. (See Note 11 for further information on stock options.) In 2004, 2003 and 2002, 461,087, 4,392,990 and 3,587,378 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore had an anti-dilutive effect. (See Note 15 for further information regarding the issuance of 2.1 million shares of our common stock in January 2005.)

3.     Cash and Cash Equivalents and Investments

        The amortized cost and fair market value of cash and cash equivalents and investments available for sale as of December 31, 2004 and 2003 were as follows:

		Unrealized
December 31, 2004
	Cost	Gain	Loss	Market
	(In thousands)
Cash and cash equivalents:
Cash	$12,064	—	—	$12,064
Money market funds	24,537	—	—	24,537
Commercial paper	3,766	—	—	3,766
U.S. Government agency securities	2,274	—	—	2,274

Total cash and cash equivalents	$42,641	—	—	$42,641

Investments:
Corporate debt securities	$13,736	—	$(11)	$13,725
U.S. Government agency securities	11,940	—	—	11,940
Auction rate securities	5,000	—	—	5,000
Commercial paper	2,509	—	—	2,509
Certificates of deposit	668	—	—	668

Total investments	$33,853	—	$(11)	$33,842

		Unrealized
December 31, 2003
	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$12,836	—	—	$12,836
Money market funds	7,682	—	—	7,682
Commercial paper	999	—	—	999

Total cash and cash equivalents	$21,517	—	—	$21,517

Investments:
Auction rate securities	$9,200	—	—	$9,200
Corporate debt securities	6,621	$1	$(9)	6,613
U.S. Government agency securities	3,000	2	(2)	3,000
Certificates of deposit	542	—	—	542

Total investments	$19,363	$3	$(11)	$19,355

        At December 31, 2004, the fair market value of investments with remaining maturity dates ranging from 91 days to one year totaled $21.4 million, investments with maturity dates ranging from one to three years totaled $7.4 million, and investments with maturities greater than three years totaled $5.0 million. In contemplation of funding the 2005 acquisition discussed in Note 15, we recognized a loss of $0.1 million during 2004, resulting from the write-down of amortized cost to fair value at December 31, 2004. The unrealized holding losses of $11,000 at December 31, 2004 were comprised of two corporate debt securities with A plus ratings with a fair market value of $2.1 million. The decline in fair value was due to the slight rise in interest rates subsequent to the date of purchase. As of

December 31, 2004, neither of the securities had been in a loss position for more than 12 months, and we believe this impairment to be temporary. At December 31, 2003, $10.2 million in investments had maturity dates ranging from one to three years and $9.2 million with maturities greater than three years. We realized $0.2 million of securities gains during 2003 due to the liquidation of our investment portfolio during 2003 to fund the Eyretel acquisition. There were no realized gains or losses during 2002.

        We recorded interest income of $1.0 million, $0.8 million and $1.6 million during 2004, 2003 and 2002, respectively.

4.     Intangible Assets

        The following tables present the components of intangible assets (in thousands):

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$15,588	$9,664	$5,924
Distribution arrangements	4,343	1,536	2,807
Customer list	2,336	915	1,421
Trademarks	1,237	789	448
Patents	295	93	202

	$23,799	$12,997	$10,802

	December 31, 2003
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$17,120	$4,696	$12,424
Distribution arrangements	5,081	849	4,232
Customer list	2,746	455	2,291
Trademarks	1,373	379	994
Patents	190	48	142

	$26,510	$6,427	$20,083

        The acquired technology and trademarks are being amortized using the straight-line method over three and four years, respectively, and the distribution arrangements, customer list and patents are being amortized using the straight-line method over five years. The intangible assets and amortization expenses are subject to foreign currency translation and deferred tax adjustments. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Included in:
Cost of product revenue	$4,441	$4,139	$50
Selling, general and administrative	1,470	1,774	13
Research and development	—	—	338

	$5,911	$5,913	$401

        The estimated future amortization expense of the intangible assets as of December 31, 2004 is as follows (in thousands):

2005	$6,012
2006	2,942
2007	1,439
2008	367
2009	42

$10,802

5.     Eyretel Acquisition

        During the first quarter of 2003, we acquired a controlling interest in Eyretel. We paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million, excluding shares owned by Eyretel's employee stock option trust at the time of acquisition and other acquisition costs. The acquisition extended our presence in international markets and expanded our product line by adding a full-time compliance recording solution. We commenced the consolidation of Eyretel's results on March 22, 2003, the date we assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

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

        Supplemental unaudited pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts):

2003
Total revenues	$121,958
Net loss	(25,219)
Net loss per share—basic and diluted	$(1.15)
Weighted average shares—basic and diluted	21,991

        The pro forma results above include adjustments for the amortization expense of intangible assets arising from the acquisition and the reduction of interest income assuming the purchase was paid from available cash. In addition, the pro forma results exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

6.     Acquisition-Related Restructuring Accruals and Merger-Related Costs

        As a result of the Eyretel acquisition, we recorded $5.1 million in certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. All such costs met the criteria for accrual as outlined in ETF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included among the assets acquired and liabilities assumed in the purchase of Eyretel. Any reductions to the acquisition-related restructuring accruals subsequent to March 2004 offset the intangible assets purchased from Eyretel. The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Acquisition-related restructuring accruals	$2,522	$2,436	$4,958
Cash payments	(2,138)	(662)	(2,800)
Foreign exchange translation	—	162	162

Accrual at December 31, 2003	$384	$1,936	$2,320
Adjustment to acquisition-related restructuring accruals	(203)	393	190
Cash payments	(181)	(488)	(669)
Foreign exchange translation	—	203	203

Accrual at December 31, 2004	—	2,044	2,044
Less: Long-term portion	—	1,831	1,831

Current portion at December 31, 2004	—	$213	$213

        We also accrued merger-related costs related to Witness lease terminations and severance associated with Witness employee terminations during the merger integration process that are classified as merger-related costs in the accompanying consolidated statements of operations. All such costs met the criteria for accrual as outlined in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and were recorded as merger-related costs in the accompanying consolidated statements of operations for 2004 and 2003. The following table summarizes the merger-related cost accrual activity for 2004 and 2003, included in accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2002	—	—	—
Merger-related provision	$1,470	$722	$2,192
Cash payments	(1,046)	(722)	(1,768)

Accrual at December 31, 2003	$424	—	$424
Cash payments	(384)	—	(384)

Accrual at December 31, 2004	$40	—	$40

        The following table summarizes all merger-related costs that were charged to expense during the years ended December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Eyretel:
Merger-related costs (as shown in table above)	—	$2,192
Adjustments to acquisition liabilities	(543)	—
Integration costs	—	3,875
Bonus expense	838	933
Cost of sterling-based forward exchange contract	—	865
Blue Pumpkin:
Integration costs	203	—

	$498	$7,865

        During 2004 and 2003, we incurred merger-related costs pertaining to the acquisition of Eyretel and the Blue Pumpkin Software, Inc. ("Blue Pumpkin") acquisition that closed in January 2005. (See Note 15 for further information regarding the acquisition of Blue Pumpkin.) Merger-related costs include the following: merger-related restructuring provisions which are described above; adjustments to certain Eyretel acquisition liabilities; integration costs for expenses related to integrating the software products, training personnel on the new products, establishing the infrastructure and consolidating the operations; bonus expense related primarily to the accrual of a bonus payable to Eyretel's former Chief Executive Officer, now our Chief Operating Officer ("COO"); and the cost of a forward exchange contract that was executed in order to fix the price of the Eyretel acquisition in US dollars. Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of December 31, 2004) is due March 2005. This bonus is being recognized over the related service period through the first quarter of 2005.

7.     Purchase of Other Business' Assets

        In February 2003, we purchased the assets of a software and services company in order to acquire certain business intelligence technology for $2.4 million in cash, including direct costs of $0.3 million. As a result of the purchase, we recorded an intangible asset of $2.5 million for acquired technology.

8.     Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2004	2003
Accrued commissions, compensation and benefits	$6,762	$7,495
Restructuring and merger-related expenses	253	1,118
Other accrued acquisition liabilities	2,337	6,422
Other accrued expenses	6,956	7,333

	$16,308	$22,368

9.     Line of Credit

        In March 2004, we extended the maturity date on our $15.0 million line of credit to March 2005. At our election, borrowings under the line of credit bear interest at the bank's prime rate or LIBOR plus 300 basis points with interest payable monthly. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of December 31, 2004, we were in compliance with all bank covenants. In association with a 2005 acquisition, we amended the credit facility to replace the tangible net worth requirement with an EBITDA financial covenant. (See Note 15 for further information regarding the acquisition of Blue Pumpkin.)

        As of December 31, 2004, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.2 million, which was net of outstanding letters of credit of $2.8 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter of credit securing our premises in the United Kingdom.

10.   Stockholders' Equity

        Comprehensive Income—Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2004	2003
Cumulative foreign currency translation adjustments	$4,953	$3,994
Unrealized loss on investments	(11)	(8)

	$4,942	$3,986

        Stock Repurchases—In 2002, our Board of Directors authorized a stock repurchase program to spend up to $10.0 million to repurchase our common stock. As of December 31, 2004, we had repurchased 1,045,500 shares of our common stock for $3.1 million, which were constructively retired.

        Notes Receivable from Stock Sales—In 1999, we received notes totaling $1.8 million from our Chief Executive Officer ("CEO") in exchange for 991,993 shares of our common stock. In February 2002, the notes receivable were refinanced in part with a full recourse note (the "2002 Note") for approximately

$1.5 million with floating monthly interest of 325 basis points over the Federal Funds Rate. The 2002 Note was payable in three equal payments of principal and interest due annually through February 2005. During the first quarter of 2003, the CEO made the first principal payment of approximately $0.5 million and the related interest. In December 2003, the CEO transferred 107,866 shares of our common stock, which he had held for more than six months, to an investment brokerage account in full satisfaction of the 2002 Note. The value of the shares on the date of transfer of $1.0 million was equal to the outstanding balance of principal and accrued interest on the 2002 Note.

11.   Employee Benefit Plans

        Stock Incentive Plans—We have three stock incentive plans: (i) the 1999 Stock Incentive Plan (the "1999 Plan"); (ii) the 2003 Broad Based Option Plan (the "2003 Plan"); and (iii) the 2003 Non-employee Director Stock Option Global Plan (the "Director Plan").

        1999 Plan—Under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with Witness, as defined. In 2001, our stockholders modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. During 2004, 2,276,254 stock options were granted under the 1999 Plan. At December 31, 2004, there were 12,892,232 shares authorized for issuance, of which 836,404 shares remain available for future grant. (See Note 15 for additional awards granted in 2005 in association with an acquisition.)

        In 2003, we adopted the Director and Key Executive Stock Ownership Incentive Policy (the "Policy") under the 1999 Plan. The Policy intended to promote the interests of Witness and its stockholders by encouraging members of the Board of Directors and key executives to purchase shares of our common stock. Under the Policy, an eligible person who purchased at least 500 shares and up to 3,000 shares of our common stock in the open market was automatically and immediately granted five options from our 1999 Plan for each share purchased, with an exercise price equal to the closing price of our common stock on the date of purchase. One-half of the options vest on the first anniversary of the grant date, and the remaining options vest in 12 equal monthly installments thereafter. The Policy expired on June 15, 2004. As of December 31, 2004, 122,500 options were granted under this Policy, which are included in the 1999 Plan.

        2003 Plan—In connection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant shares of common stock in the form of stock options. During 2004, no stock options were granted to former Eyretel employees under the 2003 Plan. At December 31, 2004, there were 1,600,000 shares authorized for issuance, of which 425,319 shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

        Director Plan—The Director Plan became effective in 2003 and grants continuing non-employee members of the Board of Directors non-qualified options to purchase shares of our common stock pursuant to a formula award. During 2004, 40,000 stock options were granted under the Director Plan. At December 31, 2004, there were 500,000 shares authorized for issuance, of which 436,000 shares remain available for future grant.

        Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under these plans during 2004, 2003 and 2002 were non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date. Option vesting terms typically range from two to four years. In June 2004, the Compensation Committee of our Board of Directors directed that the term of stock options issued under the 1999 Plan be fixed at five years for all grants made subsequent to July 1, 2004. Options granted prior to July 1, 2004 have ten-year terms from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control. To the extent that this occurs, we may have a future charge.

        We incurred $0.1 million for each of the years ended December 31, 2004, 2003 and 2002, in deferred stock compensation charges for certain option grants issued under the Policy and certain 1999 stock grants. There was no unamortized deferred stock compensation balance at December 31, 2004 and 2003.

        The following summarizes stock option activity under all stock option plans:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2001	5,370,147	$7.82
Granted	1,383,607	8.65
Exercised	(378,017)	2.37
Cancelled	(769,620)	9.82

Balance at December 31, 2002	5,606,117	8.12
Granted	4,362,150	4.27
Exercised	(284,843)	3.58
Cancelled	(1,061,194)	7.60

Balance at December 31, 2003	8,622,230	6.39
Granted	2,316,254	11.12
Exercised	(2,223,636)	5.66
Cancelled	(992,689)	7.81

Balance at December 31, 2004	7,722,159	7.83

        The following table summarizes information about stock options outstanding at December 31, 2004:

Outstanding
				Exercisable
		Weighted- Average Remaining Life	Weighted- Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number of shares	Weighted- Average Exercise Price
$ 0.66 - $ 4.56	2,514,037	7.8 years	$3.55	1,023,076	$3.00
$ 4.60 - $ 8.86	2,607,362	6.7 years	7.24	1,054,827	7.15
$ 8.94 - $13.32	1,981,394	6.6 years	11.55	474,251	12.20
$13.42 - $34.00	619,366	6.1 years	15.79	311,511	16.17

	7,722,159	7.0 years	7.83	2,863,665	7.49

        The following are the fair values and assumptions used in calculating the pro forma option expense amounts under SFAS No. 123 which are disclosed in Note 1. The weighted-average fair value of stock options granted during 2004, 2003, and 2002 was $5.77, $2.31 and $5.58 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004—volatility of 93%, expected dividend yield of 0%, risk-free interest rate of 2.52%, and an expected life of 2.4 years; 2003—volatility of 100%, expected dividend yield of 0%, risk-free interest rate of 2.37%, and an expected life of 2.8 years; 2002—volatility of 120%, expected dividend yield of 0%, risk-free interest rate of 3.25%, and an expected life of 2.5 years.

        Employee Stock Purchase Plan—Our employee stock purchase plan ("ESPP") allows our employees to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year on January 1 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2004, 422,198 shares of common stock have been issued under the ESPP.

        The following are the fair values and assumptions used in calculating the pro forma ESPP expense amounts under SFAS No. 123 which are disclosed in Note 1. The weighted-average fair value of the employee's purchase rights under the ESPP granted during 2004, 2003 and 2002 was $3.77, $1.74 and $5.10 per share, respectively, using the Black-Scholes option-pricing model with the same weighted-average assumptions as for the stock incentive plans except for the expected life assumption which was six months.

        Retirement Plans—We have a U.S. tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute up to 100% of eligible compensation, subject to U.S. Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions. We also have a personal savings plan ("Savings Plan") for our United Kingdom employees. In accordance with the Inland Revenue limitations, employees are eligible to invest of up to 35% of base salary in the Savings Plan, which includes employer contributions ranging from 5% to 7% of employee compensation. We contributed $0.8 million, $0.6 million and $0.3 million to the 401(k) Plan and Savings Plan in 2004, 2003 and 2002, respectively.

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

        The Rights Plan has no present dilutive effect on our capital structure, nor will it affect reported earnings per share or change the way our shares of common stock are traded. Neither the adoption of the Rights Plan, nor the dividend distribution of the rights, was taxable to our shareholders or Witness.

        Change of Control—In November 2004, we entered into change of control agreements with our senior officers, including our named executive officers noted in our 2004 annual proxy statement. In general, these agreements provide the officers with severance benefits in the event of a change in control as defined. The agreements provide for Witness to pay the officer a multiple of his, or her, base salary and bonus, in a lump sum, as well as a minimum pro rata bonus for the year in which the change of control occurs, and payment of COBRA continuation coverage, life insurance premiums and long-term disability insurance premiums for a fixed period of time. In addition, the agreements provide for a gross-up payment for certain U.S. federal excise taxes that might result from the receipt of the severance payments. The severance payments vary by seniority, and involve multiples of 1.0, 1.5 or 2.0 times base salary and bonus. In the change of control agreements other than those for our CEO, COO and Chief Financial Officer ("CFO"), payments are made only if there is both a change of control of Witness and a termination of employment of the officer without cause (or a constructive termination) as determined by the terms of the respective agreements.

12.   Income Taxes

        The components of the provision for income tax expense (benefit) for 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Federal	$213	$(40)	$(32)
State	—	—	—
Foreign	186	347	293

Total current	399	307	261

Foreign deferred	(87)	—	—

Total	$312	$307	$261

        Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before provision for income taxes as a result of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Computed "expected" tax expense (benefit)	$3,318	$(6,889)	$105
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	181	(1,258)	(7)
(Decrease) increase in valuation allowance for deferred income tax assets	(2,992)	9,372	411
Research and experimentation credits	(665)	(460)	(440)
Nondeductible meals & entertainment	225	155	148
Income tax effect attributable to foreign operations at different rates, including foreign withholding	158	(323)	384
Other, net	87	(290)	(340)

	$312	$307	261

        The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$940	$638
Accrued expenses	227	2,295
Property and equipment depreciation	1,013	1,184
Identifiable intangible assets amortization	3,118	3,473
Net operating losses and research and experimentation credits	15,302	9,326
Foreign deferred income tax assets, principally net operating losses	15,679	14,247

Gross deferred income tax assets	36,279	31,163
Valuation allowance for deferred income tax assets	(33,833)	(28,553)

Net deferred income tax assets	2,446	2,610
Deferred income tax liabilities:
Intangible assets	(2,700)	(5,807)

Net deferred income tax liability	$254	$3,197

        The net change in the valuation allowance for deferred income tax assets for 2004, 2003 and 2002 was an increase of $5.3 million, $19.6 million and $0.4 million, respectively. The valuation increase in 2004 is comprised of ($3.0) million for current activity, $5.9 million due to stock option deductions, and $2.4 million for additional deferred assets that were previously unidentified, of which $2.9 million was related to a reduction in purchased deferred income tax assets credited to intangible assets. Included in the valuation allowance for deferred income tax assets is $6.7 million which, when realized, will reduce intangible assets in the U.K.

        Deferred income taxes are not recognized for temporary differences related to investments in foreign subsidiaries when those investments are essentially permanent in duration. We are unable to estimate these deferred income taxes because it is not practicable for us to determine the amounts.

        At December 31, 2004, we had net operating loss and research and experimentation credit carryforwards for U.S. federal income tax purposes of $31.4 million and $2.7 million, respectively, which expire in varying amounts beginning in the year 2014. We also have incurred net foreign losses in the amount of $44.4 million as of December 31, 2004, which are available to offset future taxable income in their respective foreign jurisdictions. These foreign losses expire in varying amounts beginning in 2005.

        Included in the U.S. and U.K. net operating loss carryforwards are tax deductions of approximately $17.3 million and $2.7 million, respectively, resulting from the exercise of stock options. We have established a valuation allowance with respect to the tax benefit created by these tax deductions. In accordance with APB Opinion No. 25, any income tax benefit derived from these tax deductions is reflected as additional paid-in capital at the time we recognize any such income tax benefit. During 2004, we recognized $0.2 million of alternative minimum tax expense relating to the exercise of Witness common stock options.

        Losses before income taxes from foreign operations were ($1.1) million, ($4.0) million and ($0.8) million in 2004, 2003 and 2002, respectively. Income (losses) before income taxes from U.S. operations were $10.9 million, ($16.3) million and $1.1 million in 2004, 2003 and 2002, respectively.

        Estimates and judgments are required in determining our worldwide income tax expense. In the ordinary course of conducting business globally, there are many transactions and calculations whose ultimate tax outcome cannot be certain. Although we believe our estimates and judgments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

        In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. Corporations are allowed an 85% dividends received deduction in 2004 and 2005 on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In 2005, we will complete our evaluation of the effects of the repatriation provision. At this time, the range of possible amounts that may be considered for repatriation, if any, and the tax effects of repatriating these amounts have not yet been determined.

13.   Segment and Geographic Information

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

        World-wide annual revenue based on customer location is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$73,268	$59,830	$50,600
United Kingdom	39,166	24,009	2,199
Rest of world	28,901	24,198	14,887

Total	$141,335	$108,037	$67,686

        The rest of world revenue was derived primarily from customers located in Canada, Australia, India, Japan, and China. No individual customer accounted for more than 10% of consolidated revenue during 2004, 2003 or 2002, or accounts receivable at December 31, 2004 or 2003.

        Long-lived assets, including intangible assets, by geography are as follows (in thousands):

	December 31,
	2004	2003
United States	$5,518	$5,893
United Kingdom	8,533	16,351
Rest of world	2,948	3,980

Total	$16,999	$26,224

14.   Commitments and Contingencies

        Operating Commitments—We lease office facilities, including our corporate headquarters, and certain office furniture and equipment under various noncancelable operating lease agreements. Future minimum payments under leases net of sublease income with remaining terms greater than one year at December 31, 2004, and for the next five years and in the aggregate are as follows (in thousands):

December 31,
2005	$5,645
2006	4,403
2007	3,981
2008	1,441
2009	1,436
Thereafter	6,189

$23,095

        Lease expense for the years ended December 31, 2004, 2003, and 2002 was $5.7 million, $5.6 million and $4.2 million, respectively.

        Legal Proceedings—From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

        On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. ("Knowlagent"), which is the assignee of the United States Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. We are currently in the discovery phase of the lawsuit and believe that any adverse outcome would not have a material impact on our financial position, results of operations and cash flows.

        On July 20, 2004, STS Software Systems Ltd. ("STS Software"), a wholly-owned subsidiary of NICE Systems, Ltd. ("NICE Ltd."), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us ("New York Action"). The New York Action asserts that our products, including eQuality ContactStore for IP, infringe U.S. Patent No. 6,122,665 ("the "665 patent"). On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia ("Georgia Action"). We seek a declaration from the court that we have not infringed any valid claim of the "665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. The case has not yet been set on a discovery calendar and is at the most preliminary stage. We currently believe that any adverse outcome would not have a material impact on our financial position, results of operations and cash flows.

        On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. ("NICE Inc."), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement. Specifically, we have alleged that NICE products, including the NiceUniverse products that include screen capture and synchronized screen and voice capture technologies, infringe claims of U.S. Patent Nos. 5,790,798 ("the "798 Patent") and 6,510,220 ("the "220 Patent"), both entitled "Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location." We have sought an injunction and money damages for NICE's infringement of these two patents. NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity. This suit is at the most preliminary stage.

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

15.   Subsequent Event—Blue Pumpkin Acquisition

        On January 24, 2005, we completed the acquisition of Blue Pumpkin a privately held California corporation. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the "Merger"), we paid an aggregate of $40 million in cash, which was financed from our existing cash and investments, and issued an aggregate of 2.1 million unregistered shares of Witness common stock which had a fair value of $35.7 million on January 24, 2005. Ten percent of the aggregate merger consideration is being held in escrow for one-year after the closing date of the Merger. The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger and certain pending and potential claims.

        The Merger is intended to extend our contact center performance optimization capability to include advanced workforce management software and services solutions. The acquisition expands our software and services by adding forecasting, scheduling, adherence and planning applications.

        In January 2005, our Board of Director Compensation Committee approved an employment inducement award of approximately 800,000 shares of Witness common stock in the form of stock option grants to certain Blue Pumpkin employees. All of the inducement options have an exercise price equal to the market value on the date of the grant, subject to standard provisions for termination, forfeiture and acceleration, and are generally exercisable for five years from the date of grant. The inducement options will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

Schedule II

Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Charged against Revenue	Charged to Expense	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$2,840	$1,395	$513	$(1,498)	$3,250
Year ended December 31, 2003	1,574	268	2,779	(1,781)	2,840
Year ended December 31, 2002	1,623	308	600	(957)	1,574

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2005	WITNESS SYSTEMS, INC.
	By:	/s/ DAVID B. GOULD David B. Gould Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

/s/ DAVID B. GOULD David B. Gould	Chairman of the Board and Chief Executive Officer	March 15, 2005
/s/ WILLIAM F. EVANS William F. Evans	Executive Vice President and Chief Financial Officer	March 15, 2005
/s/ TOM BISHOP Tom Bishop	Director	March 15, 2005
/s/ THOMAS J. CROTTY Thomas J. Crotty	Director	March 15, 2005
/s/ JOEL G. KATZ Joel G. Katz	Director	March 15, 2005
/s/ DAN LAUTENBACH Dan Lautenbach	Director	March 15, 2005
/s/ TERRY OSBORNE Terry Osborne	Director	March 15, 2005
/s/ PETER SINISGALLI Peter Sinisgalli	Director	March 15, 2005

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules
WITNESS SYSTEMS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years Ended December 31, 2004, 2003 and 2002 (In thousands)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
WITNESS SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004
  Schedule II
Valuation and Qualifying Accounts (In thousands)
SIGNATURES