Form 10-Q
period 2005-03-31
WITNESS SYSTEMS INC
filed 2005-05-10
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant’s telephone number, including area code 770-754-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common Stock, par value $.01 per share	26,979,095

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Notes to the Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29,020	$42,641
Investments	2,914	33,842
Accounts receivable, net of allowance of $3,929 at March 31, 2005 and $3,250 at December 31, 2004	32,286	25,681
Prepaid and other current assets	4,723	4,118
Total current assets	68,943	106,282
Intangible assets , net	45,313	10,802
Goodwill	35,728	—
Property and equipment, net	7,352	6,197
Other assets	2,554	1,218
	$159,890	$124,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities :
Accounts payable	$6,851	$4,454
Accrued expenses	20,085	16,308
Deferred revenue	24,445	25,406
Total current liabilities	51,381	46,168
Other long-term liabilities	3,611	3,703
Deferred income tax liabilities , net	244	254
Total liabilities	55,236	50,125
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 26,940,951 and 24,476,289 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	269	245
Additional paid-in capital	147,757	108,247
Accumulated deficit	(48,420)	(39,060)
Accumulated other comprehensive income	5,048	4,942
Total stockholders’ equity	104,654	74,374
	$159,890	$124,499

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Product	$16,368	$13,902
Services	24,791	19,050
Total revenue	41,159	32,952
Cost of revenue:
Product	4,332	3,910
Services	9,525	7,936
Total cost of revenue	13,857	11,846
Gross profit	27,302	21,106
Operating expenses:
Selling, general and administrative	19,913	15,539
Research and development	6,195	4,875
Merger-related costs	1,659	368
Acquired in-process research and development	9,000	—
Operating (loss) income	(9,465)	324
Interest and other income, net	138	171
(Loss) income before provision for income taxes	(9,327)	495
Provision for income taxes	33	25
Net (loss) income	$(9,360)	$470

Net (loss) income per share:
Basic	$(0.36)	$0.02
Diluted	$(0.36)	$0.02
Weighted-average common shares outstanding:
Basic	26,261	22,462
Diluted	26,261	25,201

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(9,360)	$470
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
In-process research and development	9,000	—
Amortization of intangible assets	3,284	1,864
Depreciation and amortization of property and equipment	911	827
Provision for doubtful accounts	358	220
Other non-cash items, net	131	102
Changes in operating assets and liabilities:
Accounts receivable	(5,581)	3,246
Prepaid and other assets	510	1,488
Accounts payable and accrued expenses, including acquisition related costs	(4,920)	(4,999)
Deferred revenue	(2,974)	1,054
Net cash (used in) provided by operating activities	(8,641)	4,272
Cash flows from investing activities:
Capital expenditures	(1,547)	(391)
Purchases of investments	—	(7,929)
Proceeds from maturities of investments	—	1,996
Proceeds from sales of investments	30,885	3,646
Acquisition of Blue Pumpkin, Inc., net of cash acquired of $3,728	(36,272)	—
Net cash used in investing activities	(6,934)	(2,678)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,226	3,359
Net cash provided by financing activities	2,226	3,359
Effect of exchange rate changes on cash	(272)	287
Net (decrease) increase in cash and cash equivalents	(13,621)	5,240
Cash and cash equivalents at beginning of period	42,641	21,517
Cash and cash equivalents at end of period	$29,020	$26,757
Supplemental cash flow information:
Cash paid for interest	$1	$—
Cash paid for income taxes	$216	$115

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1.              Basis of Presentation

Business - Witness Systems, Inc. (“Witness” or the “Company”) is a publicly traded company that provides the contact center market a complete workforce optimization software and services solution that enables global enterprises to capture customer intelligence and improve workforce performance.  Our solutions – which play a strategic role in the customer interaction centers of Global 2000 and small- and medium-sized businesses (“SMBs”) worldwide – also are deployed in Internet Protocol (“IP”) Telephony and back office environments, and throughout the extended enterprise, including branch offices.  Witness Systems’ software is comprised of quality monitoring, compliance, high-volume and IP Telephony recording solutions, as well as workforce management, actionable learning and performance management applications.  The solutions enable organizations to optimize their people, processes and technology throughout the enterprise.  Customers benefit from an integrated business consulting, implementation and training methodology that supports a rapid deployment, enabling them to drive revenue, reduce operational costs, and achieve greater customer retention and loyalty.

Our solution set is designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet, and is used primarily in the organization’s contact center(s).  Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as throughout the organization.  The result is a proactive management tool for optimizing their customer relationship management (“CRM”), improving communication among departments, and fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.  As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service and intelligence.  Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services.  Our software is designed to integrate with a variety of third-party software applications, such as CRM and enterprise resource planning applications, and with existing telephony and computer network hardware and software.  Many of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

We are headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, China, Germany, India, Israel, Japan, Mexico, the Netherlands, South Africa and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997.

Principles of Consolidation and Reclassifications - The unaudited interim condensed consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current presentation.  In particular, prior period information related to auction rate securities in the statements of cash flows was reclassified, which reduced cash flows from investing activities by $1.2 million in the first quarter of 2004.  There was no impact on net (loss) income or cash flows from operations as a result of the reclassification.

The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States of America.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made.  Results for the interim periods are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission.

Use of Estimates - The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.

2.              Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

3.              Blue Pumpkin Acquisition

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation.  With this acquisition, we have extended our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications.  Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger”), we paid $40 million in cash which was financed from our existing cash and investments, accrued $6.9 million in acquisition costs through March 31, 2005 and issued 2.1 million unregistered shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement).  Ten percent of the aggregate merger consideration is being held in escrow until January 24, 2006, one year after the closing date of the Merger.  The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period.  The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger Agreement and certain pending and potential claims.  In addition, we are currently in negotiations with an international reseller to acquire its rights to sell Blue Pumpkin products in certain geographic territories outside of the U.S.

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees. IEX is also seeking an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent. On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement. That day, the District Court dismissed the remainder of the case. IEX appealed the District Court’s summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed-in-part the district court’s summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit’s analysis. Blue Pumpkin is not yet on a schedule before the district court. We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.  Certain amounts that may be payable in connection with this matter remain the responsibility of the former Blue Pumpkin stockholders pursuant to the terms of the indemnification provisions of the Blue Pumpkin acquisition agreement.

We commenced the consolidation of Blue Pumpkin on January 24, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  The following summarizes the total purchase price for Blue Pumpkin (in thousands):

Value of Witness’ common stock issued	$37,200
Purchase price (paid in cash)	40,000
Estimated direct transaction costs	6,900
$84,100

Under the purchase method of accounting, the total estimated purchase price is allocated to Blue Pumpkin’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition.  Based upon the estimated purchase price and review of the net assets acquired and liabilities assumed, the preliminary purchase price allocation is as follows (in thousands):

Cash and investments	$3,700
Other current assets	4,400
Property and equipment, net	700
Identifiable intangible assets acquired:
Acquired technology	21,000
Customer relationships	17,000
Goodwill	35,700
In-process research and development	9,000
Total assets acquired	91,500
Current liabilities	(3,900)
Deferred revenue	(2,200)
Restructuring accruals	(1,300)
Total liabilities assumed	(7,400)
$84,100

The fair values of identifiable intangible assets was determined with the assistance of Taylor Consulting Group, Inc., an independent third-party appraiser using both an income and a cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets.  As of the closing date of the merger, technological feasibility of the in-process research and development (“IPR&D”) had not been established and the technology had no alternative future use. Accordingly, we charged the value of the IPR&D at the date of the acquisition to expense. The amount of the purchase price allocated to IPR&D was based on established valuation techniques used in the software industry. The fair value assigned to the acquired IPR&D was determined using a discounted cash flow methodology, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated cost to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The discount rates used in the present value calculations are obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the IPR&D, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. We assume the pricing model for the resulting product of the acquired IPR&D to be standard within its industry. We did not take into consideration any consequential amount of expense reductions from integrating the acquired IPR&D with other existing in process or completed technology.

The key considerations underlying the valuation of acquired in-process research and development from Blue Pumpkin are as follows: a) guidance from the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method; b) percent completed as of the acquisition date; c) estimated costs to date, as well as costs to complete the technology; and d) the numerous technical, cost, market, and timing risks we face before the technology becomes technologically feasible.

Goodwill of $35.7 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

Supplemental unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Total revenues	$42,234	$42,716
Net loss	$(11,734)	$(4,753)
Net loss per share - basic and diluted	$(0.45)	$(0.19)
Weighted average shares - basic and diluted	26,261	24,593

The above pro forma results include adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income assuming the purchase was paid from available cash.  In addition, the pro forma results do not reflect any adjustments for IPR&D charges and other cost savings and synergies that we believe would have resulted had the acquisition occurred on January 1, 2004.

4.              Acquisition-Related Restructuring Accruals and Merger-Related Costs

As a result of the Blue Pumpkin acquisition in January 2005, we recorded $1.3 million in certain acquisition-related restructuring accruals primarily related to personnel reductions.  All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included in the assets acquired and liabilities assumed in the purchase of Blue Pumpkin.  The following table summarizes restructuring accrual activities related to all acquisitions (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2004	$—	$2,044	$2,044
Acquisition-related restructuring accrual	1,300	—	1,300
Cash payments	(1,200)	(52)	(1,252)
Foreign exchange translation	—	(40)	(40)
Accrual at March 31, 2005	100	1,952	$2,052
Less: Long-term portion	—	(1,747)	(1,747)
Current portion at March 31, 2005	$100	$205	$305

The following table summarizes all merger-related costs that were charged to expense during the first quarter ended March 31, 2005 and 2004 (in thousands):

	March 31,
	2005	2004
Eyretel:
Adjustments to acquisition liabilities	$(56)	$—
Bonus expense	154	368
Blue Pumpkin:
Integration costs	1,561	—
	$1,659	$368

During 2005 and 2004, we incurred merger-related costs pertaining to the acquisition of Blue Pumpkin that closed in January 2005 and the Eyretel acquisition in March 2003.  Merger-related costs totaled $1.7 million in the first quarter of 2005 and included $1.6 million of integration expenses comprised primarily of costs of transitional Blue Pumpkin employees and other contractors, travel costs and advertising costs.  Merger-related costs incurred in the first quarter of 2004 totaled $0.4 million and related to the partial accrual of a bonus payable to Eyretel’s former Chief Executive Officer, now our Chief Operating Officer (“COO”).  Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration.  In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2005) was paid in March 2005.

5.              Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three months ended March 31,
	2005	2004

Net (loss) income	$(9,360)	$470
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	26,261	22,462
Dilutive effect of stock options computed using the treasury stock method	—	2,739
Diluted common shares and share equivalents outstanding	26,261	25,201
Net (loss) income per share:
Basic	$(0.36)	$0.02
Diluted	$(0.36)	$0.02

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the first quarter of 2005 because we reported a loss in this period and all such securities are anti-dilutive.  The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the first quarter of 2005 was 2,862,491 calculated using the treasury stock method.  In the first quarter of 2005 and 2004, 41,283 and 1,136,081 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore had an anti-dilutive effect.

6.              Stock-Based Compensation

We generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value method as prescribed by SFAS No. 123 (in thousands, except per share data):

	Three months ended March, 31,
	2005	2004

Reported net (loss) income	$(9,360)	$470
Add back: Stock-based employee compensation expense included in reported net (loss) income	15	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,863)	(1,570)
Pro forma net loss	$(12,208)	$(1,100)
Net (loss) income per share:
Reported basic	$(0.36)	$0.02
Pro forma basic	$(0.46)	$(0.05)
Reported diluted	$(0.36)	$0.02
Pro forma diluted	$(0.46)	$(0.05)

As of March 31, 2005, there were 2.4 million shares available for future grants under our stock option plans.

7.              Comprehensive (Loss) income

Total comprehensive (loss) income and accumulated other comprehensive income consisted of the following (in thousands):

	Three months ended March 31,
	2005	2004

Net (loss) income	$(9,360)	$470
Other comprehensive (loss) income:
Change in unrealized net holding loss on investments	1	14
Foreign currency translation adjustments	105	729
Total comprehensive (loss) income	$(9,254)	$1,213

	March 31, 2005	December 31, 2004

Cumulative foreign currency translation adjustments	$5,058	$4,953
Unrealized net holding loss on investments	(10)	(11)
Total accumulated other comprehensive income	$5,048	$4,942

8.              Intangible Assets

The following tables present the components of intangible assets (in thousands):

	March 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount

Acquired technology	$36,333	$(11,566)	$24,767
Customer relationships	19,291	(1,793)	17,498
Distribution arrangements	4,256	(1,736)	2,520
Trademarks	1,213	(861)	352
Patents	281	(105)	176
	$61,374	$(16,061)	$45,313

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount

Acquired technology	$15,588	$(9,664)	$5,924
Customer relationships	2,336	(915)	1,421
Distribution arrangements	4,343	(1,536)	2,807
Trademarks	1,237	(789)	448
Patents	295	(93)	202
	$23,799	$(12,997)	$10,802

The intangible assets and amortization expenses are subject to foreign currency translation adjustments.  Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended March, 31,
	2005	2004
Included in:
Cost of product revenue	$2,072	$1,409
Selling, general and administrative	1,211	455
	$3,283	$1,864

9.              Line of Credit

In March 2005, we extended the maturity date on our $15.0 million line of credit to March 2006.  At our election, borrowings under the line of credit bear interest at the bank’s prime rate or LIBOR plus 300 basis points.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement.  The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others.  As of March 31, 2005, we were in compliance with our bank covenants.

As of March 31, 2005, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.3 million, which was net of outstanding letters of credit of $2.7 million.  The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.  In addition, we have a £0.3 million letter of credit securing our premises in the United Kingdom.

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

World-wide revenue based on customer location is as follows (in thousands):

	Three months ended March, 31,
	2005	2004

United States	$23,038	$18,578
United Kingdom	9,791	8,607
Rest of world	8,330	5,767
Total	$41,159	$32,952

The rest of world revenue was derived primarily from customers located in Canada, Australia, India, Japan, China and other countries.  No individual customer accounted for more than 10% of consolidated revenue during the three months ended March 31, 2005 or 2004.

Long-lived assets, including intangible assets and goodwill, by geography are as follows (in thousands):

	March 31, 2005	December 31, 2004

United States	$78,578	$5,518
United Kingdom	7,117	8,533
Rest of world	2,698	2,948
Total	$88,393	$16,999

11.       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005.  We will begin to apply SFAS No. 123R using the most appropriate fair value model beginning January 1, 2006. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but not on our cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions.  Words such as “anticipates’’, “expects’’, “intends’’, “plans’’, “believes’’, “seeks’’, “estimates’’ and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.  Investors should carefully review the information contained in this report under the caption “Factors That May Affect Our Future Results and Market Price of Our Stock” beginning on page 24.

Overview

We provide the contact center market a complete workforce optimization software and services solution that enables global enterprises to capture customer intelligence and improve workforce performance.  Our solutions – which play a strategic role in the customer interaction centers of Global 2000 and small- and medium-sized businesses (“SMBs”) worldwide – also are deployed in Internet Protocol (“IP”) Telephony and back office environments, and throughout the extended enterprise, including branch offices.  Witness Systems’ software is comprised of quality monitoring, compliance, high-volume and IP Telephony recording solutions, as well as workforce management, actionable learning and performance management applications.  The solutions enable organizations to optimize their people, processes and technology throughout the enterprise.  Customers benefit from an integrated business consulting, implementation and training methodology that supports a rapid deployment, enabling them to drive revenue, reduce operational costs, and achieve greater customer retention and loyalty.

Our solution set is designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet, and is used primarily in the organization’s contact center(s).  Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as throughout the organization.  The result is a proactive management tool for optimizing their customer relationship management (“CRM”), improving communication among departments, and fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.  As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service and intelligence.  Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services.  Our software is designed to integrate with a variety of third-party software applications, such as CRM and enterprise resource planning applications, and with existing telephony and computer network hardware and software.  Many of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services.  We also derive a relatively small portion of product revenue by selling hardware to customers since our acquisition of Eyretel plc (“Eyretel”) in March 2003.  Our business-driven and/or full-time customer interaction recording solutions have generated the majority of our product revenue to date.  We sell our products through our direct sales force and through our indirect sales channels.  Our indirect sales channels consist of distributors, resellers, systems integrators and Original Equipment Manufacturers (“OEM”).  Distributors and resellers purchase product from us at a discount and then resell our products to end-users (or, in the case of distributors, to other resellers) and referral partners are paid a fee for referring sales leads to us or for assisting us in a sales order.  Systems integrators are information technology (“IT”) consulting service companies who recommend our products during client engagements.  Through OEM agreements, we co-develop products, which are sold by the OEM as part of their portfolio of products.

We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of our new end-to-end workforce optimization solution.  Comprised of pre-packaged software and services, our workforce optimization solutions feature four functional areas that will be engineered to work optimally together:  quality monitoring/contact center recording, workforce management, performance management and e-learning.  In addition, we continue our investment in and commitment to helping customers optimize workforce performance in Internet Protocol (“IP”) Telephony environments through our Voice over Internet Protocol (“VoIP”) solutions, as well as in back office environments that impact the customer experience.  All of these solutions are currently offered to our customers.  Although sales of such pre-packaged solutions and IP product offerings have not been material to date, we believe that our VoIP product offerings represent a material growth opportunity for us as the market transitions to an IP technology environment.  In addition, we believe our product offerings can be marketed toward back-office initiatives for business process monitoring, which represents a new market for us.

We intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market.  During the past year, approximately one-third of our product revenue was derived from the indirect sales channel.  Factors that may impact our ability to grow our product revenue, however, include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

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

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation in order to extend our workforce optimization solution to include advanced workforce management software and services solutions.  The acquisition expands our offerings by adding forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger”), we paid $40 million in cash, which was financed from our existing cash and investments, and issued 2.1 million unregistered shares of Witness common stock valued at $37.2 million.  Ten percent of the aggregate merger consideration is being held in escrow until January 24, 2006, one-year after the closing date of the Merger.  The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period.  The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger and certain pending and potential claims.

In January 2005, the Compensation Committee of our Board of Directors approved awards of stock options for approximately 600,000 shares of Witness common stock to certain Blue Pumpkin employees as an inducement to join the Company.  All of these inducement options have an exercise price equal to the market value on the date of grant, subject to standard provisions for termination, forfeiture and acceleration, and are exercisable for five years from the date of grant.  The inducement options will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

We are headquartered in Roswell, Georgia and have other offices throughout the United States.  We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, India, Israel, Japan, Mexico, the Netherlands, South Africa and the United Kingdom.  During 2004, 2003 and 2002, 48%, 45% and 25%, respectively, of our revenue was derived from customers outside the United States.  We had 595 full-time employees, plus approximately 159 contractors located in the Asia-Pacific region, at March 31, 2005, compared to 603 employees at March 31, 2004.  As of March 31, 2005, 195 of the 595 full-time employees were located outside the United States.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities.  On an on-going basis, we re-evaluate our estimates, including those related to revenue recognition, the collectibility of receivables, accounting for acquisitions, impairment of long-lived assets and goodwill, income taxes and stock-based compensation.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.  A summary of our critical accounting policies follows.

Revenue Recognition.    We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Revenue is primarily derived from licensing software and providing related services including maintenance.  We also derive a relatively small portion of product revenue by selling hardware to customers since our acquisition of Eyretel.  Product revenue, which includes software and hardware, is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting.  We recognize revenue using the residual method of accounting since we generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order.  Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered.  Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE on the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.  Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses.  Revenue from installation, training and consulting services is recognized upon performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses.  The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products.  Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis.  Maintenance revenue is deferred and recognized ratably over the term of the related contract.

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

Our revenue recognition policy is significant because our revenues are a key component of our results of operations.  We follow very specific and detailed guidelines, discussed above, in measuring revenues; however, certain judgments and estimates affect the application of our revenue policy described above.  Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized. We also record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded.  These estimates are based on historical sales and services allowances, analysis of customer credits and other known factors.  If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

Accounting for Acquisitions.    Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and restructuring expenses.  In recording the Blue Pumpkin acquisition in 2005, significant judgment was required in estimating:

•                  valuation of deferred revenue,

•                  valuation of intangible assets and acquired in-process research and development,

•                  severance expenses for employee terminations,

•                  contingent liabilities that existed at the date of acquisition.

Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as adjustments to goodwill and/or other acquired assets.  Subsequent adjustments are reflected in our results of operations.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

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

Accounting for Income Taxes.    We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities using enacted tax rates for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards.  SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carryforwards, and adjust our valuation allowance, if necessary.

Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods.  Furthermore, the utilization of certain net operating loss carryforwards arising from acquisitions might result in a reduction of the intangible assets and the recognition of deferred income tax expense.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.  Corporations are allowed an 85% dividends received deduction in 2004 and 2005 on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Later in 2005, we will complete our evaluation of the effects of the repatriation provision.  At this time, the range of possible amounts that may be considered for repatriation, if any, and the tax effects of these amounts under this provision are unknown.

Stock-Based Compensation.    We generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123.  The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment.  In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Upon adoption, pro forma disclosure will no longer be an alternative.  SFAS No. 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005.  We will begin to apply SFAS No. 123R using the most appropriate fair value model beginning January 1, 2006.  We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but not on our cash flows.

Results of Operations

The following table sets forth the results of operations for the three months ended March 31, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2005	2004
Revenue:
Product	40%	42%
Services	60%	58%
Total revenue	100%	100%
Cost of revenue:
Product	11%	12%
Services	23%	24%
Total cost of revenue	34%	36%
Gross profit	66%	64%
Operating expenses:
Selling, general and administrative	48%	47%
Research and development	15%	15%
Merger-related costs	4%	1%
Acquired in-process research and development	22%	0%
Operating (loss) income	-23%	1%
Interest and other income, net	0%	0%
(Loss) income before provision for income taxes	-23%	1%
Provision for income taxes	0%	0%
Net (loss) income	-23%	1%

Impact of Blue Pumpkin Acquisition

The acquisition of Blue Pumpkin in January 2005, increased our reported revenues and expenses in the first quarter of 2005 by approximately $4 million compared to the same period in 2004.  Operating expenses, expressed as a percentage of total revenue, increased in the first quarter of 2005 compared to the same period in 2004 due to an increase of $9.0 million for the acquired in-process research and development costs, the increase of $1.3 million in merger-related costs and additional intangible asset amortization of $1.8 million.

Revenue

Total revenue increased 25% in the first quarter of 2005, as compared to the first quarter of 2004, to $41.2 million.  The increase in total revenue can be attributed to both continued growth of our business and sales and related services derived from our Blue Pumpkin acquisition.  In addition, first quarter of 2005 was adversely affected by a 3% or $1.0 million decrease in hardware revenue from the first quarter of 2004.  During the first quarter of 2005, we installed an additional 117 customer sites and, with the inclusion of Blue Pumpkin, we ended the quarter with 3,846 installed customer sites as of March 31, 2005 versus approximately 2,444 at March 31, 2004.

Product revenue includes software revenue and hardware revenue.  Because hardware sales are incidental to our core business, we are working towards transitioning our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline in the future.  Product revenue of $15.1 million, excluding hardware revenue of $1.3 million in the first quarter of 2005 (and $2.3 million in the same period in 2004), increased $3.5 million or 30%

in the first quarter of 2005.  Approximately $1.2 million of this increase reflects the revenue from our expanded product line resulting from our acquisition of Blue Pumpkin which we began consolidating on January 24, 2005.

Product revenue as a percentage of total revenue has been decreasing over the previous three years due to increased services revenue, as discussed below. Our product pricing has remained reasonably consistent over the previous three years.

New customers accounted for 21% and 22%, respectively, of product revenue, excluding hardware revenue, during the first quarter of 2005 and 2004.  We receive follow-on revenue from our existing customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites.  We expect to continue receiving the majority of our product revenue from existing customers during 2005.

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 30% to $24.8 million in the first quarter of 2005 compared to the first quarter of 2004.  This increase was due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream.  Approximately one-third of the increase in services revenue in 2005 can be attributed to the Blue Pumpkin acquisition consummated January 24, 2005.  The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%.  We believe that maintenance contracts will be renewed at a comparable rate during 2005.  Our services pricing has remained consistent over the past three years.  We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2005.

Cost of Revenue

Total cost of revenue increased 17% to $13.9 million in the first quarter of 2005 compared to the first quarter of 2004.  Expressed as a percent of revenue, gross profit margins increased to 66% in the first quarter of 2005 compared to 64% in the same period in 2004.  This increase resulted primarily from productivity gains achieved in the professional services organization.  Excluding hardware cost of revenue and the amortization of intangible assets resulting from acquisitions, gross profit margins increased slightly to 74% in the first quarter of 2005 from 73% in the first quarter of 2004.  We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant throughout 2005.

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs.  Amortization of acquired technology was $1.9 million in the first quarter of 2005 compared to $1.4 million in the same period in 2004.  Cost of hardware revenue was $1.3 million in the first quarter of 2005 and $2.0 million in the same period of 2004.  We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future.  Cost of product revenue, excluding amortization of acquired technology and hardware costs, increased 108% in the first quarter of 2005 compared to the same period in 2004.  This increase was due to increased royalties due to third parties for software components that are embedded in our software applications.  Such royalties increased as a result of an increase in sales of software applications containing third party software components.  The cost of product revenue expressed as a percentage of product revenue, excluding hardware and amortization of intangible assets was 6% and 4% in the first quarter of 2005 and 2004, respectively.  As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which would increase the cost of product revenue in the future.

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead.  Personnel costs include salaries, bonuses and benefits.  Cost of services revenue increased 20% to $9.5 million in the first quarter of 2005 compared to the same period in 2004 due primarily to an increase in the number of employees engaged in customer support services primarily as a result of the Blue Pumpkin acquisition.  Cost of services revenue as a percentage of services revenue decreased to 38% of total services revenue in the first quarter of 2005 from 42% in the same period in 2004 due to productivity improvements in the professional services group.  We anticipate that our services margins will remain relatively consistent with 2005 throughout the remainder of the year.  We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.  During the latter half of 2004, we began expanding our customer support organization in the Asia-Pacific region; however, we have not incurred any significant incremental costs associated with this initiative in 2005.

Operating Expenses

Selling, General and Administrative.  Selling, general and administrative (‘‘SG&A’’) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense.  SG&A expense increased 28% to $19.9 million in the first quarter of 2005 compared to the same period in 2004 due primarily to higher amortization expenses and the increased size of our Company due to the acquisition of Blue Pumpkin.  In 2005, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth.

Research and Development.   Research and development (‘‘R&D’’) expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead.  R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue.  As of March 31, 2005 and 2004, $0.1 million and $0, respectively, in software development costs were capitalized.  R&D expenses increased 27% to $6.2 million in the first quarter of 2005 compared to the same period in 2004 due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition.  We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2005 as compared to 2004.

Merger-related Costs. During 2005 and 2004, we incurred merger-related costs pertaining to the acquisition of Blue Pumpkin that closed in January 2005 and the Eyretel acquisition in March 2003.  Merger-related costs totaled $1.7 million in the first quarter of 2005 and included $1.6 million of Blue Pumpkin integration expenses.

Merger-related costs incurred in the first quarter of 2004 totaled $0.4 million and related to the partial accrual of a bonus payable to Eyretel’s former Chief Executive Officer, now our Chief Operating Officer (“COO”).  Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration.  In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2005) was paid in March 2005.

Acquired In-Process Research and Development.  During the first quarter of 2005, we estimated that $9.0 million of the purchase price of Blue Pumpkin represented acquired in-process research and development (‘‘IPR&D’’) that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use.  Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition.  The value of the IPR&D was determined with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on funds available for investment and foreign currency transaction gains and losses on settlement of contracts denominated in currencies other than the local currency.  Interest and other income, net decreased slightly to $0.1 million in the first quarter of 2005 compared to $0.2 million in the same period in 2004 due primarily to decreased interest income resulting from lower investment balances as a result of the acquisition of Blue Pumpkin.  We expect that interest and other income, net will decrease in 2005 compared to 2004 due to lower cash and investment balances.

Provision for Income Taxes

We recorded a provision for federal alternative minimum tax and foreign income tax of $33,000 and $25,000, respectively, in the first quarter of 2005 and 2004.  As of December 31, 2004, we have net operating loss carryforwards aggregating $31.4 million for U.S. tax purposes and $44.4 million for foreign tax purposes.  The provisions for income taxes benefited from the utilization of net operating loss carryforwards from prior years.  However, the utilization of certain net operating loss carryforwards arising from acquisitions might result in a future reduction of intangible assets and the recognition of deferred income tax expense.

Liquidity and Capital Resources

At March 31, 2005, we had $31.9 million in total cash and cash equivalents and investments, compared to $76.5 million at December 31, 2004.  Working capital similarly decreased by $42.5 million from $60.1 million at December 31, 2004 to $17.6 million at March 31, 2005.  The cash flows used for operations in the first quarter of 2005 were impacted by $1.7 million of merger-related costs, as well as by an increase of accounts receivable of $6.6 million, which was attributable to the Blue Pumpkin acquisition and an increase in days sales outstanding since December 31, 2004.  Deferred revenue decreased by $1.0 million due to the timing of collections.

Cash flows used in investing activities in the first quarter of 2005 were $(6.9) million.  The cash portion of the Blue Pumpkin acquisition ($40.0 million or $36.3 million net of cash equivalents acquired) was funded in part through the sale of investment securities totaling $30.9 million.  Capital expenditures were $1.4 million during the quarter.

Cash flows provided by financing activities during the first quarter of 2005 were $2.2 million, representing proceeds from the exercise of stock options.

At March 31, 2005, we had $12.3 million available under a line of credit, which was net of outstanding letters of credit of $2.7 million.  The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.  At our election, borrowings under the line of credit bear interest at the bank’s prime rate, or LIBOR plus 300 basis points, and are limited to 85% of eligible accounts receivable, as defined by the agreement.  The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others.  As of March 31, 2005, we were in compliance with all bank covenants.

We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources.  We currently expect to have total capital expenditures of approximately $12.0 million in 2005, including the use of approximately $7.0 million of cash to acquire an international reseller, which is presently in negotiation.  We expect to expend approximately $5.0 million during 2005 on other capital expenditures, including computer equipment and software.  We anticipate that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems.  We believe that our existing cash and investment balances, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditures for at least the next twelve months.  In addition, the availability under our line of credit may be used to fund working capital requirements or future merger or acquisition transactions.

Our shelf registration statement on Form S-3 (including subsequent amendments) with the Securities and Exchange Commission (“SEC”) became effective in August 2004.  The shelf registration allows us to register up to $80 million of securities, which may consist of common stock, warrants to purchase our common stock, or both.

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

Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates.  Our market risk exposure primarily relates to fluctuations in foreign exchange rates and interest rates.  Except for the hedge transaction entered into in connection with the Eyretel acquisition during 2003, we have not entered into derivative or hedging transactions to manage risk in connection with foreign exchange fluctuations and have not engaged in any interest rate hedging transactions.  Due to the stabilization of foreign currencies compared to the U.S. dollar, foreign currency translations did not contribute significantly to our March 31, 2005 operating results compared to those in the same period in 2004.

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Israel, Japan, Mexico, the Netherlands, South Africa and the United Kingdom and conduct transactions in either the local currency of the location or the U.S. dollar.  We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes.  Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results.  Net foreign exchange gains and (losses) were $(0.2) million and $0 in the first quarter of 2005 and 2004, respectively.

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

Our customers’ decision process regarding their purchase of our products and services is relatively long due to several factors, including:

•                  the complex nature of our products, requiring our need to educate potential customers about the uses and benefits of our products;

•                  competition for the corporate resources necessary to finance the purchase and implementation of our products;

•                  customers’ budgeting and purchasing cycles;

•                  the extent of customers’ evaluation and internal approval process often required before purchasing our products and services; and

•                  delayed purchases due to announcements of new products or enhancements by our competitors or us.

If our products and services are not used and accepted by existing and prospective customers, our business and results of operations will be adversely affected.

The market for workforce optimization software, including software that records and analyzes customer interactions and that forecasts and schedules employees, is still developing. Our success depends on the use and acceptance of our software and services by existing and prospective customers. In addition, demand for our software remains uncertain because our existing and potential customers may:

•                  not understand the benefits of using workforce optimization software generally or, more specifically, software which records and analyzes the interactions between a business and its customers or which optimizes the forecasting and scheduling of employees;

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

With the exception of 2004 and the first half of 2002, we have historically experienced quarterly losses from operations.  We will need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.  As a result of our prior operating losses, we had an accumulated deficit of $48.4 million as of March 31, 2005.

Our quarterly results are difficult to predict and adverse fluctuations in operating results could cause our stock price to fall.

Our quarterly revenue and operating results are difficult to predict and could fluctuate significantly from period to period. In particular, we typically derive a significant portion of our software product revenue in each quarter from a small number of relatively large orders. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation, initial maintenance and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Our quarterly revenue is difficult to forecast for several reasons, including the following:

•                  changes in demand for our products and services;

•                  a failure by us to develop, market and manage new software, software enhancements and services that our customers require in a timely manner;

•                  lengthening of our customers’ budgeting and purchasing cycles;

•                  timing of any acquisitions and related costs;

•                  delays in installations of our software;

•                  varying sales and implementation cycles for our products and services from customer to customer;

•                  the tendency of customers to delay software until the end of the fiscal quarter;

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

We derived $18.1 million and $14.4 million in the first quarter of 2005 and 2004, respectively, from customers located outside the United States. During 2003, we completed the purchase of Eyretel plc and significantly expanded our operations outside of North America.  Our operations outside of the United States at March 31, 2005, consisted of approximately 195 dedicated employees located in Australia, Brazil, Canada, China, Germany, India, Japan, Malaysia, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

With our acquisition of Blue Pumpkin Software Inc. in January 2005, which also has sales outside of North America, we have expanded our international operations, and we intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. These efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or, if we do, we may not be able to grow or to maintain adequate profit margins in these markets. Because of the complex nature of our international expansion, it may adversely affect our business and operating results. International expansion and sales are subject to many risks, including the following:

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 42% and 41% of total product revenue in the first quarter of 2005 and 2004.  We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. In connection with our acquisition of Blue Pumpkin, we acquired several reseller relationships with provisions that grant the exclusive rights to market some of our products. If we are not successful in removing these contractual provisions, our ability to grow in the affected geographies, including the United Kingdom, may be limited. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

The market for products that record customer interactions, forecast and schedule employees, analyze performance and/or provide electronic learning is intensely competitive, evolving and is subject to rapid changes in technology. We believe our principal competitors include, but are not limited to:

•                  quality monitoring suppliers to the contact center industry;

•                  traditional call-logging vendors;

•                  workforce management, forecasting and scheduling vendors to the call center industry;

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

Our heavy reliance on sales of our eQuality Balance and eQuality ContactStore products exposes us to risks of obsolescence due to changes in competitive product offerings.

We have derived a substantial portion of our product revenues from sales of our eQuality Balance and eQuality

ContactStore software.  We expect revenue from these products to continue to account for most of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.

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

If our software development activities in the Asia-Pacific region are not successful, we may not be able to meet our development schedules

During 2004, we expanded our software development capabilities in the Asia-Pacific region in order to optimize available research and development resources and better meet development timeframes. We have limited experience with remote software development activities. Accordingly, there are a number of risks associated with this activity, including:

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

Our software may contain undetected errors or “bugs,” resulting in harm to our reputation and operating results.

Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released.  We cannot assure you, despite testing by us and by current and prospective customers that errors will not be found in new products or product enhancements after commercial release.  Any errors found may cause substantial harm to our reputation and result in additional unplanned expenses to remedy any defects as well as a loss in revenue.

If our advanced compliance recording applications fail to record 100% of our customers’ interactions, we may be subject to liability and our reputation may be harmed.

Our product line includes advanced compliance recording applications and related services. Many of our customers use these applications to record and store interactions with customers to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record 100% of our customers’ interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed.

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

We may experience gains and losses resulting from fluctuations in currency exchange rates. Moreover, in locations where we price our products in U.S. dollars, our sales could be affected adversely by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. In locations where we sell our products in local currencies, we could be competitively unable to increase our prices to reflect fluctuations in exchange rates. We cannot predict the impact that future exchange rate fluctuations may have on our results.

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

As of March 31, 2005, we had nine registered trademarks, two trademark applications pending in the U.S., eight patents and twenty patent applications pending in the U.S. and nine patent applications pending internationally. There is no guarantee that our pending applications will result in issued trademarks or patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our “eQuality” trademark and its variations that predate our use, and the April 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that an owner of legal rights resulting from prior use, registrations, or applications will bring legal action to challenge our registration of and/or our use of the trademark eQuality®, and may also seek compensation for damages resulting from our use this trademark. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

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

It is possible that third parties will claim that we have infringed their current or future products. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, which is generally uninsurable could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of lawsuits involving Knowlagent, IEX and NICE (as described in Item 1, “Legal Proceedings,” of Part II), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our products at issue, or to pay damages or satisfy indemnification commitments with our customers.

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

As a result of our acquisition of Blue Pumpkin, we are subject to a pending patent lawsuit, which, if determined adversely to us, may cause our business to suffer.

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (the “355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees. IEX is also seeking an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its “355 Patent.” On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement. That day, the District Court dismissed the remainder of the case. IEX appealed the District Court’s summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed-in-part the district court’s summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit’s analysis. Blue Pumpkin is not yet on a schedule before the district court.  We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.

Regardless of the merit of this claim, it can be time-consuming and costly. While we currently believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position and results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the remote possibility of a material adverse impact on our net income. Our estimate of the potential impact from this legal proceeding on our financial position or results of operations could change in the future.

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

Our customers ordinarily purchase installation, training and maintenance services together with our products. The functionality of our products is not dependent on our installation and training services. We generate a material part of our revenues from these services. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services or they may not license our software in the future. As a result, we would lose licensing and services revenue, and it could harm our reputation.

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

In January 2005, we acquired Blue Pumpkin Software, Inc. We paid $40 million in cash and issued 2.1 million shares of our common stock in the Blue Pumpkin acquisition. During the first quarter of 2005, senior management was focused on integrating the operations, product sets and personnel of Blue Pumpkin into our business and product offerings.  This acquisition significantly expands our operations and, as a result, the integration process could divert the attention of our senior management from our existing operations and other potential business opportunities.

Our senior management is focusing on retaining key employees and maintaining relationships with Blue Pumpkin’s customers and suppliers. We cannot assure you, however, that we will be able to retain key employees or preserve Blue Pumpkin’s customer and supplier relationships. Certain customers simply may not want to continue their relationship with the larger combined enterprise.  If we are not successful in integrating Blue Pumpkin into our operations or are otherwise unable to realize the anticipated synergies of the combined companies, our business may suffer.

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

Our inability to source hardware could harm our business.

A number of customers expect us to source hardware to support the implementation of our software. We do not intend to continue selling hardware and have transferred the fulfillment of all hardware orders to third-party distributors. Thus, we are largely dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationship, this would adversely impact our business and we would be required to locate alternative hardware sources. We are subject to the following risks due to our hardware distribution system:

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

We issued 2.1 million new shares and granted approximately 600,000 options to purchase shares of our common stock, which will result in dilution to our existing stockholders and may cause our stock price to decline.

As part of the merger consideration in our recent acquisition of Blue Pumpkin, we issued a total of 2.1 million shares of common stock to Blue Pumpkin shareholders, which increased our total outstanding common stock by approximately 8%; we also issued options to purchase approximately 600,000 shares of common stock in connection with the acquisition. The issuance of a significant amount of additional shares of common stock results in dilution to our existing shareholders and reduces our earnings per share, which could negatively affect the market price of our common stock. A significant amount of common stock coming on the market at any given time could result in a decline in the price of our common stock or increased volatility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 2 of Part I of this Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report.  This evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, as of the quarter ended March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective.  There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. (“Knowlagent”), which is the assignee of United States (“U.S.”) Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. We are currently in the discovery phase of the lawsuit and believe that any adverse outcome would not have a material impact on our financial position, results of operations and cash flows.

On July 20, 2004, STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE Systems, Ltd. (“NICE Ltd.”), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us (“New York Action”).  The New York Action asserts that our products, including eQuality ContactStore for IP, infringe United States (“U.S”). Patent No. 6,122,665 (“the ‘665 patent”). On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia (“Georgia Action”).  We seek a declaration from the court that we have not infringed any valid claim of the ‘665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action.  The case has been set on a discovery calendar and is at a preliminary stage.  We currently believe that an adverse outcome would not have a material impact on our financial position, results of operations and cash flows.

On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. (“NICE Inc.”), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement.  Specifically, we have alleged that NICE products, including the NiceUniverse products that include screen capture and synchronized screen and voice capture technologies, infringe claims of U.S. Patent Nos. 5,790,798 (“the ‘798 Patent”) and 6,510,220 (“the ‘220 Patent”), both entitled “Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location.”  We have sought an injunction and money damages for NICE’s infringement of these two patents.  NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity.  Since then, on February 24, 2005, we filed suit against NICE Ltd. because of its infringing activities in violation of the ‘798 and ‘220 patents, including importation of the accused NICE products.  By order dated April 5, 2005, Judge Pannell has consolidated the NICE Inc. and NICE Ltd. actions.  The case has been set on a modified discovery calender after consolidation and is at a preliminary stage.

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees. IEX is also seeking an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent. On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement. That day, the District Court dismissed the remainder of the case. IEX appealed the District Court’s summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed-in-part the district court’s summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit’s analysis. Blue Pumpkin is not yet on a schedule before the district court. We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.  Certain amounts that may be payable in connection with this matter remain the responsibility of the former Blue Pumpkin stockholders pursuant to the terms of the indemnification provisions of the Blue Pumpkin acquisition agreement.

Item 6.  Exhibits

(a)                      Exhibits

10.1*	Seventh Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2005.
10.2*	Form of Executive Stock Option Grant Certificate
10.3*	Form of Stock Option Grant Certificate
23.1*	Consent of Independent Business Valuation Experts
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	WITNESS SYSTEMS, INC.

	BY:	/s/ David B. Gould
DAVID B. GOULD CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

	BY:	/s/ William F. Evans
WILLIAM F. EVANS EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)