Form 10-Q
period 2005-06-30
WITNESS SYSTEMS INC
filed 2005-08-09
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2005
Common Stock, par value $.01 per share	27,436,390

WITNESS SYSTEMS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to the Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART 1: FINANCIAL INFORMATION

Item 1.   Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,982	$42,641
Investments	984	33,842
Accounts receivable, net of allowance of $4,485 at June 30, 2005 and $3,250 at December 31, 2004	34,428	25,681
Prepaid and other current assets	4,362	4,118
Total current assets	69,756	106,282
Intangible assets, net	43,781	10,802
Goodwill	40,481	—
Property and equipment, net	7,404	6,197
Other assets	2,952	1,218
	$164,374	$124,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,451	$4,454
Accrued expenses	16,705	16,308
Deferred revenue	28,896	25,406
Total current liabilities	53,052	46,168
Other long-term liabilities	3,365	3,703
Deferred income tax liabilities, net	238	254
Total liabilities	56,655	50,125
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 27,249,556 and 24,476,289 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	273	245
Additional paid-in capital	150,628	108,247
Accumulated deficit	(47,841)	(39,060)
Accumulated other comprehensive income	4,659	4,942
Total stockholders’ equity	107,719	74,374
	$164,374	$124,499

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product	$18,918	$14,138	$35,286	$28,040
Services	27,253	20,280	52,044	39,330
Total revenue	46,171	34,418	87,330	67,370
Cost of revenue:
Product	4,928	3,714	9,260	7,624
Services	10,784	8,363	20,309	16,299
Total cost of revenue	15,712	12,077	29,569	23,923
Gross profit	30,459	22,341	57,761	43,447
Operating expenses:
Selling, general and administrative	21,505	15,702	41,418	31,241
Research and development	6,892	4,963	13,087	9,838
Merger-related and integration costs	925	155	2,584	523
Acquired in-process research and development	—	—	9,000	—
Operating income (loss)	1,137	1,521	(8,328)	1,845
Interest and other income, net	56	137	194	308
Income (loss) before provision for income taxes	1,193	1,658	(8,134)	2,153
Provision for income taxes	617	144	650	169
Net income (loss)	$576	$1,514	$(8,784)	$1,984

Net income (loss) per share:
Basic	$0.02	$0.07	$(0.33)	$0.09
Diluted	$0.02	$0.06	$(0.33)	$0.08
Weighted-average common shares outstanding:
Basic	27,078	23,013	26,669	22,737
Diluted	29,676	26,108	26,669	26,259

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(8,784)	$1,984
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
In-process research and development	9,000	—
Amortization of intangible assets	7,239	3,568
Depreciation and amortization of property and equipment	1,895	1,652
Provision for accounts receivable	1,977	417
Other non-cash items, net	160	211
Changes in operating assets and liabilities:
Accounts receivable	(8,988)	2,713
Prepaid and other assets	294	478
Accounts payable and accrued expenses	(1,506)	(5,078)
Deferred revenue	515	2,492
Acquisition and related costs	(3,772)	(3,444)
Net cash (used in) provided by operating activities	(1,970)	4,993
Cash flows from investing activities:
Capital expenditures	(2,608)	(1,308)
Purchases of investments	—	(27,532)
Proceeds from maturities of investments	—	3,000
Proceeds from sales of investments	32,968	15,187
Acquisition of Blue Pumpkin, Inc., net of cash acquired of $3,728	(41,241)	—
Acquisition of Optimis, net of cash acquired of $1,287	(4,341)	—
Net cash used in investing activities	(15,222)	(10,653)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,974	6,852
Repayments on long term debt	(128)	—
Net cash provided by financing activities	4,846	6,852
Effect of exchange rate changes on cash	(313)	1,320
Net (decrease) increase in cash and cash equivalents	(12,659)	2,512
Cash and cash equivalents at beginning of period	42,641	21,517
Cash and cash equivalents at end of period	$29,982	$24,029
Supplemental cash flow information:
Cash paid for interest	$13	$—
Cash paid for income taxes	$358	$142

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1.     Basis of Presentation

Business - Witness Systems, Inc. (“Witness”) is a publicly traded company that provides the contact center market a complete workforce optimization software and services solution that enables global enterprises to capture customer intelligence and improve workforce performance.  Our solutions – which play a strategic role in the customer interaction centers of Global 2000 and small- and medium-sized businesses (“SMBs”) worldwide – are also deployed in Internet Protocol (“IP”) Telephony and back office environments, and throughout the extended enterprise, including branch offices.  Witness software is comprised of quality monitoring, compliance, high-volume and IP Telephony recording solutions, as well as workforce management, actionable learning and performance management applications.  The solutions enable organizations to optimize their people, processes and technology throughout the enterprise.  Customers benefit from an integrated business consulting, implementation and training methodology that supports a rapid deployment, enabling them to drive revenue, reduce operational costs, and achieve greater customer retention and loyalty.

Our solution set is designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet, and are used primarily in the organization’s contact center(s).  Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as throughout the organization.  The result is a proactive management tool for optimizing their customer relationship management (“CRM”), improving communication among departments, and fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.  As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service and intelligence.  Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment on our products and services.  Our software is designed to integrate with a variety of third-party software applications, such as CRM and enterprise resource planning applications, and with existing telephony and computer network hardware and software.  Many of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

We are headquartered in Roswell, Georgia with other offices in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997.

Principles of Consolidation and Reclassifications - The unaudited interim condensed consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.  In particular, prior period information related to auction rate securities in the statement of cash flows was reclassified, which impacted cash flows from investing activities by $(3.2) million for the six month period ended June 30, 2004.  There was no impact on net income or cash flow from operations as a result of the reclassification.

The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States of America.  However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made.  Results for the interim periods are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission.

Use of Estimates - The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.

2.     Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the license of software, the sale of hardware, maintenance, and professional services. We generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

3.     Blue Pumpkin Acquisition

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation.  With this acquisition, we have extended our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications.  Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $40 million in cash which was financed from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement).  On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission.  Ten percent of the aggregate merger consideration is being held in escrow until January 24, 2006, one year after the closing date of the Merger.  The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period.  The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger Agreement and certain pending and potential claims.

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees. IEX is also seeking an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent. On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement and dismissed the remainder of the case. IEX then appealed the District Court’s summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed-in-part the district court’s summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit’s analysis. Blue Pumpkin is on a schedule before the district court that is likely to result in a January 2006 trial, unless the case is resolved on summary judgment. We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.

We commenced the consolidation of Blue Pumpkin on January 24, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  The following summarizes the total purchase price for Blue Pumpkin (in thousands):

Value of Witness Systems, Inc. common stock issued	$37,200
Cash consideration	40,000
Direct acquisition costs	5,600
$82,800

Under the purchase method of accounting, the total purchase price is allocated to Blue Pumpkin’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation, is as follows (in thousands):

Cash and investments	$3,700
Other current assets	3,200
Property and equipment, net	700
Identifiable intangible assets acquired:
Acquired technology	21,000
Customer relationships	17,000
Goodwill	35,100
In-process research and development	9,000
Total assets acquired	89,700
Current liabilities	(3,400)
Deferred revenue	(2,000)
Restructuring accruals	(1,500)
Total liabilities assumed	(6,900)
$82,800

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

The key considerations underlying the valuation of acquired in-process research and development from Blue Pumpkin are as follows: a) guidance from the Financial Accounting Standards Board (“FASB”) SFAS No. 2, Accounting for Research and Development Costs and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method; b) percent completed as of the acquisition date; c) estimated costs to date, as well as costs to complete the technology; and d) the numerous technical, cost, market, and timing risks we face before the technology becomes technologically feasible.

Goodwill of $35.1 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

Supplemental unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total revenues	$46,171	$43,741	$88,405	$86,457
Net income (loss)	$576	$271	$(2,158)	$(4,482)
Net income (loss) per share - basic	$0.02	$0.01	$(0.08)	$(0.18)
Net income (loss) per share - diluted	$0.02	$0.01	$(0.08)	$(0.18)
Weighted average shares - basic	27,078	25,113	26,844	24,837
Weighted average shares - diluted	29,676	28,208	26,844	24,837

The above pro forma results include adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income assuming the purchase was paid from available cash.  In addition, the pro forma results do not reflect any adjustments for IPR&D charges and cost savings and synergies that we believe would have resulted had the acquisition occurred on January 1, 2004.

4.     Optimis Acquisition

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition.  We paid $5.2 million in cash, which was financed from our existing cash and investments.  Ten percent of the aggregate merger consideration is being held in escrow until May 23, 2006, one year after the closing date of the Merger.  The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period.  The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger Agreement and certain pending and potential claims.

We commenced the consolidation of Optimis on May 23, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  The following summarizes the total purchase price for Optimis (in thousands):

Cash and other consideration	$5,200
Estimated direct acquisition costs	700
$5,900

Under the purchase method of accounting, the total estimated purchase price is allocated to Optimis’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill.. Based upon the estimated purchase price and review of the net assets acquired and liabilities assumed, the preliminary purchase price allocation, is as follows (in thousands):

Cash and investments	$1,300
Other current assets	1,300
Other long term assets	100
Customer relationships	2,500
Goodwill	5,300
Total assets acquired	10,500
Current liabilities	(2,400)
Restructuring accruals	(1,000)
Deferred revenue	(1,200)
Total liabilities assumed	(4,600)
$5,900

The fair values of identifiable intangible assets was determined using both an income and a cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets.

5.     Acquisition-Related Restructuring Accruals and Merger-Related and Integration Costs

As a result of the Blue Pumpkin and Optimis acquisitions during the first six months of 2005, we recorded $2.3 million in certain acquisition-related restructuring accruals primarily related to personnel reductions.  All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included in the assets acquired and liabilities assumed in the purchases of Blue Pumpkin and Optimis.  The following table summarizes restructuring accrual activities related to all acquisitions (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2004	$—	$2,044	$2,044
Acquisition-related restructuring provision	1,949	352	2,301
Cash payments	(1,728)	(102)	(1,830)
Foreign exchange translation	(27)	(90)	(117)
Accrual at June 30, 2005	194	2,204	2,398
Less: Long-term portion	—	(1,598)	(1,598)
Current portion at June 30, 2005	$194	$606	$800

The following table summarizes all merger-related and integration costs (in thousands):

	Three months ended June		Six months ended June
	2005	2004	2005	2004
Eyretel:
Adjustments to acquisition liabilities	$—	$—	$(56)	$—
Bonus expense	—	155	155	523
Blue Pumpkin and Optimis:
Integration costs	925	—	2,485	—
	$925	$155	$2,584	$523

During 2005 and 2004, we incurred merger-related and integration costs pertaining to the acquisitions of Blue Pumpkin and Optimis that closed in 2005 and the Eyretel acquisition in 2003.  Merger-related and integration costs totaled $2.6 million in the first half of 2005 and included $2.5 million of integration expenses comprised primarily of costs of transitional employees and other contractors, travel costs, legal costs and advertising costs.  Merger-related and integration costs incurred in the first half of 2004 totaled $0.5 million and related to the partial accrual of a bonus payable to Eyretel’s former Chief Executive Officer, now our Chief Operating Officer (“COO”).  Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration.  In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2005) was paid in March 2005.

6.     Net Income (Loss) Per Share

The following is a summary of the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income (loss)	$576	$1,514	$(8,784)	$1,984
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	27,078	23,013	26,669	22,737
Dilutive effect of stock options computed using the treasury stock method	2,598	3,095	—	3,522
Diluted common shares and share equivalents outstanding	29,676	26,108	26,669	26,259
Net income (loss) per share:
Basic	$0.02	$0.07	$(0.33)	$0.09
Diluted	$0.02	$0.06	$(0.33)	$0.08

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the six month period ended June 30, 2005 because we reported a loss in this period and all such securities are anti-dilutive.  The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the six month period ended June 30, 2005 was 2,730,424 calculated using the treasury stock method.  For the three and six months ended June 30, 2005, stock options of 398,948 and 41,283, respectively, were excluded from the computation of diluted earnings per share compared to 778,850 and 1,014,514, respectively for the same year ago periods because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore had an anti-dilutive effect.

7.     Stock-Based Compensation

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Reported net income (loss)	$576	$1,514	$(8,784)	$1,984
Add back: Stock-based employee compensation expense included in reported net income (loss)	15	—	30	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,385)	(2,053)	(6,248)	(3,624)
Pro forma net (loss)	$(2,794)	$(539)	$(15,002)	$(1,640)
Net income (loss) per share:
Reported basic	$0.02	$0.07	$(0.33)	$0.09
Pro forma basic	$(0.10)	$(0.02)	$(0.56)	$(0.07)
Reported diluted	$0.02	$0.06	$(0.33)	$0.08
Proforma diluted	$(0.10)	$(0.02)	$(0.56)	$(0.07)

As of June 30, 2005, there were 1.3 million shares available for future grants under our stock option plans.

8.     Comprehensive Income (Loss)

Total comprehensive (loss) income and accumulated other comprehensive income consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$576	$1,514	$(8,784)	$1,984
Other comprehensive income (loss):
Change in net unrealized holding gain (loss) on investments	14	(180)	15	(166)
Foreign currency translation adjustments	(403)	(287)	(298)	442
Total comprehensive (loss) income	$187	$1,047	$(9,067)	$2,260

	June 30, 2005	December 31, 2004

Cumulative foreign currency translation adjustments	$4,655	$4,953
Unrealized net holding gain (loss) on investments	4	(11)
Total accumulated other comprehensive income	$4,659	$4,942

9.     Intangible Assets

The following tables present the components of intangible assets (in thousands):

	June 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount

Acquired technology	$35,826	$(13,559)	$22,267
Customer relationships	21,726	(2,986)	$18,740
Distribution arrangements	4,293	(1,962)	$2,331
Trademarks	1,166	(912)	$254
Patents	308	(119)	$189
	$63,319	$(19,538)	$43,781

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount

Acquired technology	$15,588	$(9,664)	$5,924
Customer relationships	2,336	(915)	1,421
Distribution arrangements	4,343	(1,536)	2,807
Trademarks	1,237	(789)	448
Patents	295	(93)	202
	$23,799	$(12,997)	$10,802

The intangible assets and amortization expenses are subject to foreign currency translation adjustments.  Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Included in:
Cost of product revenue	$2,384	$1,350	$4,456	$2,758
Selling, general and administrative	1,572	355	2,783	810
	$3,956	$1,705	$7,239	$3,568

10.  Line of Credit

In March 2005, we extended the maturity date on our $15.0 million line of credit to March 2006.  At our election, borrowings under the line of credit bear interest at the bank’s prime rate or LIBOR plus 300 basis points.  Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement.  The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others.  As of June 30, 2005, we were in compliance with our bank covenants.

As of June 30, 2005, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.7 million, which was net of outstanding letters of credit of $2.3 million.  The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.  In addition, we have a £0.3 million letter of credit securing our premises in the United Kingdom.

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

World-wide annual revenue based on customer location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

United States	$23,360	$17,878	$46,398	$35,843
United Kingdom	13,879	8,898	23,670	17,519
Rest of World	8,932	7,642	17,262	14,008
	$46,171	$34,418	$87,330	$67,370

The rest of world revenue was derived primarily from customers located in Canada, Australia, India, Japan, China, and other countries.  No individual customer accounted for more than 10% of consolidated revenue during the three and six months ended June 30, 2005 or 2004.

Long-lived assets, including intangible assets and goodwill, by geography are as follows (in thousands):

	June 30, 2005	December 31, 2004

United States	$76,103	$5,518
United Kingdom	12,981	8,533
Rest of world	2,582	2,948
Total	$91,666	$16,999

12.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model (see above). Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005.  We will begin to apply SFAS No. 123R using the most appropriate fair value model beginning January 1, 2006. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but will not impact our cash flows.

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

Overview

We provide the contact center market a complete workforce optimization software and services solution that enables global enterprises to capture customer intelligence and improve workforce performance.  Our solutions – which play a strategic role in the customer interaction centers of Global 2000 and small- and medium-sized businesses (“SMBs”) worldwide are deployed in Internet Protocol (“IP”) Telephony and back office environments, and throughout the extended enterprise, including branch offices.  Witness Systems, Inc. (“Witness”) software is comprised of quality monitoring, compliance, high-volume and IP Telephony recording solutions, as well as workforce management, actionable learning and performance management applications.  The solutions enable organizations to optimize their people, processes and technology throughout the enterprise.  Customers benefit from an integrated business consulting, implementation and training methodology that supports a rapid deployment, enabling them to drive revenue, reduce operational costs, and achieve greater customer retention and loyalty.

Our solution set is designed to enhance the quality of customer interactions across multiple communications media, including the telephone, e-mail and the Internet, and are used primarily in the organization’s contact center(s).  Our enterprise collaboration architecture allows contact center management to share information gathered in the contact center with other departments that service the customer, as well as throughout the organization.  The result is a proactive management tool for optimizing customer relationship management (“CRM”), improving communication among departments, and fine-tuning workflow, processes and quality of service from within the contact center and throughout the enterprise.  As a result, we believe our customers are able to generate additional revenue opportunities, improve profitability, enhance customer retention, reduce employee turnover and improve their overall customer service and intelligence.  Using an integrated business consulting, installation and training methodology, we provide services to support an effective and rapid deployment of our software that enables organizations to maximize their return on an investment in our products and services.  Our software is designed to integrate with a variety of third-party software applications, such as CRM and enterprise resource planning (“ERP”) applications, and with existing telephony and computer network hardware and software.  Many of our customers are companies with an international presence and one or more contact centers that handle voice and data customer interactions for outbound sales and marketing operations, inbound service/support lines, or both.

We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services.  We also derive a relatively small portion of product revenue by selling hardware to customers.  Since our acquisition of Eyretel plc (“Eyretel”) in 2003, our business-driven and/or full-time customer interaction recording solutions have generated the majority of our product revenue to date.  We sell our products through our direct sales force and through our indirect sales channels.  Our indirect sales channels consist of distributors, resellers, systems integrators and Original Equipment Manufacturers (“OEM”).  Distributors and resellers purchase product from us at a discount and then resell our products to end-users (or, in the case of distributors, to other resellers) and referral partners are paid a fee for referring sales leads to us or for assisting us in a sales order.  Systems integrators are information technology (“IT”) consulting service companies who recommend our products during client engagements.  Through OEM agreements, we co-develop products, which are sold by the OEM as part of their portfolio of products.

We intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market.  During the past year, approximately one-third of our product revenue was derived from the indirect sales channel.

We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as pre-packaged solutions, which add capabilities such as performance analysis and e-learning management to our core quality monitoring and workforce management solutions. These solutions, as well as recording products that we offer for Voice over Internet Protocol (“VoIP”) environments, are currently offered to our customers.  Although sales of such pre-packaged solutions have not been material to date, we believe that our VoIP product offerings represent a material growth opportunity for us as the market transitions to an Internet protocol (“IP”) technology environment.  In addition, we believe our product offerings can be marketed toward back-office initiatives for business process monitoring, which represents a new market for us.  Factors that may impact our ability to grow our product revenue, however, include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

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

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation.  With this acquisition, we have extended our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications.  Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $40 million in cash which was financed from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement).  On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission.  Ten percent of the aggregate merger consideration is being held in escrow until January 24, 2006, one year after the closing date of the Merger.  The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period.  The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the purchase agreement and certain pending and potential claims.

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions.  Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition.  We paid $5.2 million in cash which was financed from our existing cash and investments.  Ten percent of the aggregate merger consideration is being held in escrow for one year after the closing date of the Merger.  The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such period.  The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger Agreement and certain pending and potential claims.

In 2005, the Compensation Committee of our Board of Directors approved stock option awards for approximately 650,000 shares of Witness common stock to certain Blue Pumpkin and Optimis employees as an inducement to join the company.  All of these inducement options have an exercise price equal to the market value on the date of the grant, subject to standard provisions for termination, forfeiture and acceleration, and are exercisable for five years from the date of grant.  The inducement options will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

We are headquartered in Roswell, Georgia and have other offices throughout the United States.  We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom.  During 2004, 2003 and 2002, 48%, 45% and 25%, respectively, of our revenue was derived from customers outside the United States.  At June 30, 2005, we had 604 full-time employees, excluding approximately 169 contractors located in the Asia-Pacific region, compared to 470 employees at June 30, 2004.  As of June 30, 2005, 199 of the 604 full-time employees were located outside the United States.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities.  On an on-going basis, we re-evaluate our estimates, including those related to revenue recognition, the collectibility of receivables, accounting for acquisitions, impairment of long-lived assets, income taxes and stock-based compensation.  We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.  A summary of our critical accounting policies follows.

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

Accounting for Acquisitions.  Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and integration expenses.  In recording the Blue Pumpkin and Optimis acquisitions in 2005, significant judgment was required in estimating:

•      valuation of deferred revenue,

•      valuation of intangible assets and acquired in-process research and development,

•      severance expenses for employee terminations,

•      other liabilities existing at the time of acquisition.

Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as adjustments to goodwill and/or other acquired assets.  Subsequent adjustments are reflected in our results of operations.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

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

Accounting for Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards.  SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carryforwards, and adjust our valuation allowance, if necessary.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs

Creations Act of 2004.  Corporations are allowed an 85% dividends received deduction in 2004 and 2005 on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Management does not believe it will repatriate any material amount of earnings in 2005.  The range of possible amounts that are currently being considered for repatriation is between $0 and $.4 million and the tax effects of these amounts are insignificant.

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

Results of Operations

The following table sets forth the results of operations for the three and six months ended June 30, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product	41%	41%	40%	42%
Services	59%	59%	60%	58%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	11%	11%	11%	11%
Services	23%	24%	23%	24%
Total cost of revenue	34%	35%	34%	36%
Gross profit	66%	65%	66%	64%
Operating expenses:
Selling, general and administrative	47%	46%	47%	46%
Research and development	15%	14%	15%	15%
Merger-related and integration costs	2%	0%	3%	1%
Acquired in-process research and development	0%	0%	10%	0%
Operating income (loss)	2%	4%	-10%	3%
Interest and other income, net	0%	0%	0%	0%
Income (loss) income before provision for income taxes	2%	4%	-10%	3%
Provision for income taxes	1%	0%	1%	0%
Net income (loss)	1%	4%	-10%	3%

Impact of Blue Pumpkin and Optimis Acquisitions

The acquisition of Blue Pumpkin and Optimis in 2005 increased our reported revenues in the six months ended June 30, 2005 by an estimated $12 million compared to the same period in 2004.  Operating expenses, expressed as a percentage of total revenue, increased in the six months ended June 30, 2005 compared to the same period in 2004 due to the aforementioned acquisitions, $9.0 million in acquired in-process research and development costs, an increase of $2.1 million in merger-related and integration costs and additional intangible asset amortization of $3.7 million.

Revenue

Total revenue increased 34% in the second quarter of 2005, as compared to the second quarter of 2004, to $46.2 million.  The increase in total revenue can be attributed to both continued growth of our business and sales and related services derived from our Blue Pumpkin acquisition, which expanded our workforce optimization solution.  Total revenue increased 30% in the first half of 2005 as compared to the same year ago period due to increases in product and services revenue.

Product revenue includes software revenue and hardware revenue.  Because hardware sales are incidental to our business, we are working towards transitioning our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline in the future.  For the three and six months ended June 30, 2005, hardware revenue was $1.9 million and $3.2 million, respectively, compared to $2.0 million and $4.3 million, respectively, during 2004.  Software revenue for the three and six months ended June 30, 2005 increased 40% and 35%, respectively, as compared to the same year ago periods.  More than half of the increase in software revenue growth in 2005 is attributed to our expanded product line resulting from our acquisitions of Blue Pumpkin and Optimis which we began consolidating during 2005.

Product revenue as a percentage of total revenue has been decreasing over the previous three years due to increased services revenue, as discussed below. Our product pricing has remained relatively consistent over the previous three years.

New customers accounted for 18% and 19%, respectively, of product revenue, excluding hardware revenue, during the second quarter of 2005 and 2004.  We receive follow-on revenue from our existing customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites.  We expect to continue receiving the majority of our product revenue from existing customers during 2005.  During the second quarter of 2005, we installed an additional 133 customer sites and, with the inclusion of Blue Pumpkin, we ended the quarter with 3,979 installed customer sites as of June 30, 2005 versus approximately 2,549 at June 30, 2004.

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 34% and 32% in the three and six months ended June 30, 2005, respectively, as compared to the same year ago periods.  This increase was due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream.  The Blue Pumpkin and Optimis acquisitions during 2005 accounted for approximately 10% of the increase in services revenue in 2005.  The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%.  We believe that maintenance contracts will be renewed at a comparable rate during 2005.  Our services pricing has remained consistent over the past three years.  We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2005.

Cost of Revenue

Total cost of revenue increased 30% and 24% in the three and six months ended June 30, 2005, respectively, as compared to the same year ago periods.  Expressed as a percent of revenue, gross profit margins increased to 66% for the three and six months ended June 30, 2005 as compared to 65% and 64%, respectively, for the same year ago periods.  This increase resulted primarily from productivity gains achieved in the professional services organization.  Excluding hardware cost of revenue and the amortization of intangible assets resulting from acquisitions, gross profit margins have remained consistent at 75% in the first half of 2005 and 2004.  We expect our gross profit margin, excluding hardware and amortization of intangible assets, to continue to remain relatively constant throughout 2005.

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs.  For the three and six months ended June 30, 2005, amortization of acquired technology of $2.4 million and $4.4 million, respectively, increased 77% and 62%, respectively as compared to the same year ago periods.  For the three and six months ended June 30, 2005, cost of hardware revenue of $1.9 million and $3.2 million, respectively, decreased 0% and 19%, respectively, as compared to the same year ago periods.  We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future.  For the three and six months ended June 30, 2005, cost of product revenue, excluding amortization of acquired technology and hardware costs, of $.6 million and $1.6 million, respectively, increased 36% and 82%, respectively, as compared to the same year ago periods.  This increase was due to increased royalties due to third parties for software components that are embedded in our software applications.  Such royalties increased as a result of an increase in sales of software applications containing third party software components.  For the three and six months ended June 30, 2005, expressed as a percentage of product revenue and excluding hardware and amortization of intangible assets, the cost of product revenue, was 3% and 4%, respectively, as compared to 3% for the same year ago periods.  As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which would increase the cost of product revenue in the future.

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead.  Personnel costs include salaries, bonuses and benefits and allocated overhead.  Cost of services revenue increased 29% and 25% in the three and six months ended June 30, 2005, respectively, as compared to the same year ago periods due primarily to an increase in the number of employees engaged in customer support services mainly as a result of the Blue Pumpkin and Optimis acquisitions.  Cost of services revenue as a percentage of services revenue was 40% in the second quarter of 2005, compared to 41% in the second quarter of 2004.  We anticipate that our services margins will remain relatively constant throughout 2005.  We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative.  Selling, general and administrative expense (‘‘SG&A’’) consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. For the three and six months ended June 30, 2005, SG&A expense of $21.5 million and $41.4 million, respectively, increased 37% and 33%, respectively as compared to the same year ago periods.  This increase is due primarily to higher amortization expenses and the increased size of our Company due to acquisitions of Blue Pumpkin and Optimis.  In 2005, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth as compared to the same period in 2004.

Research and Development.  Research and development (‘‘R&D’’) expenses consist primarily of personnel and consulting costs to support product development and allocated overhead.  R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue.  As of June 30, 2005, we reported $37 thousand in capitalized but unamortized software development costs was capitalized.  R&D expenses increased 39% and 33% in the three and six months ended June 30, 2005, respectively, as compared to the same year ago periods due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition.  We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2005 as compared to 2004.

Merger-related and Integration Costs. We incurred merger-related and integration costs of $2.6 million in the first half of 2005, primarily Blue Pumpkin and Optimis integration expenses.  Merger-related and integration costs incurred in the first half of 2004 totaled $0.5 million and related to the final accrual of a bonus payable to Eyretel’s former Chief Executive Officer.  Merger-related and integration costs are comprised primarily of costs of transitional employees and other contractors, travel costs, legal costs and advertising costs.

Acquired In-Process Research and Development Charges.  During the first quarter of 2005, we estimated that $9.0 million of the purchase price of Blue Pumpkin represented acquired in-process research and development (‘‘IPR&D’’) that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use.  Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition.  The value of the IPR&D was calculated with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on funds available for investment and foreign currency transaction gains and losses on settlement of contracts denominated in currencies other than the local currency.  Interest and other income, net decreased 59% and 37% in the three and six months ended June 30, 2005, respectively, as compared to the same year ago periods due primarily to decreased interest income resulting from lower investment balances as a result of the acquisitions of Blue Pumpkin and Optimis.  We expect that interest and other income, net will decrease in 2005 compared to 2004 due to lower cash and investment balances.

Provision for Income Taxes

We recorded a provision for income tax of $0.7 million and $0.2 million, respectively, during the six months ended June 30, 2005 and 2004.  The provision is comprised of U.S. federal alternative minimum income tax, expense relating to the utilization of purchased net operating loss carryforwards and foreign income tax, primarily from withholding.  At December 31, 2004, we had net operating loss carryforwards aggregating $31.4 million for U.S. tax purposes and $44.4 million for foreign tax purposes.  The provision for income taxes in 2005 and 2004 benefited from the utilization of net operating loss carryforwards from prior years.  However, the utilization of certain net operating loss carryforwards arising from acquisitions results in a reduction of intangible assets and the recognition of income taxes.

Liquidity and Capital Resources

At June 30, 2005, we had $31 million in total cash and cash equivalents and investments, compared to $76.5 million at December 31, 2004.  Working capital also decreased by $43.4 million from $60.1 million at December 31, 2004 to $16.7 million at June 30, 2005.  These decreases in cash and working capital were primarily due to the acquisitions of Blue Pumpkin and Optimis in 2005.

Cash flows used in operating activities in the first half of 2005 was $2.0 million compared to $5.0 million in cash provided by operating activities in the first half of 2004.  The cash flows used in operations in the first half of 2005 were impacted by $2.6 million of merger-related and integration costs, as well as by an increase in accounts receivable of $9.0 million, of which $3.1 million was attributable to the Blue Pumpkin and Optimis acquisitions.  We made cash payments of $1.8 million and $1.1 million in merger-related and integration costs during the first half of 2005 and 2004, respectively.  We expect to pay approximately $.250 million in additional accrued merger-related and integration costs throughout the remainder of 2005.  Our accounts receivables days sales outstanding (“DSO”) at June 30, 2005 was 66 days, unchanged from December 31, 2004.  We expect our DSO to remain in the mid to high 60 day range throughout the remainder of the year.

Cash flows used in investing activities in the first half of 2005 were $15.2 million compared to $10.7 million in the same year ago period, which was attributed primarily to the acquisitions of Blue Pumpkin and Optimis.  The cash portion of the Blue Pumpkin acquisition ($40.0 million or $36.3 million net of cash and cash equivalents acquired) was funded in part through the sale of investment securities totaling $30.9 million.  We paid $5.2 million for Optimis (or $4.0 million net of cash and cash equivalents acquired). Capital expenditures in the first half of 2005 were $2.6 million, compared to $1.3 million in the first six months of 2004.

Cash flows provided by financing activities during the first half of 2005 were $4.8 million as compared to $6.9 million during the first half of 2004 and represents proceeds from the exercise of stock options.

At June 30, 2005, we had $12.7 million available under a line of credit, which was net of outstanding letters of credit of $2.3 million.  The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007.  At our election, borrowings under the line of credit bear interest at the bank’s prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement.  The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others.  As of June 30, 2005, we were in compliance with all bank covenants.

We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources.  We currently expect to have total capital expenditures of approximately $5 million in 2005, primarily consisting of purchases of computer equipment and software.  We anticipate that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems.  We believe that our existing cash and investment balances, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditures for at least the next twelve months.  In addition, the availability under our line of credit may be used to fund working capital requirements or future merger or acquisition transactions.

Our shelf registration statement on Form S-3 (including subsequent amendments) with the Securities and Exchange Commission (“SEC”) became effective in August 2004.  The shelf registration allows us to register up to $80 million of securities, which may consist of common stock, warrants to purchase our common stock, or both.  The shelf registration statement provides us the ability to raise equity capital if and when appropriate for our business.  The sale of additional equity securities could result in additional dilution to our stockholders.  If cash generated from operations is insufficient to satisfy our liquidity requirements and we are unable or choose not to raise additional equity capital or borrow under our line of credit, we may seek to establish new financing arrangements. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms. In addition, we registered 2.1 million shares of our common stock issued to the Blue Pumpkin shareholders in the second quarter of 2005.

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

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes.  Foreign currency translations did not contribute significantly to our June 30, 2005 operating results compared to those in the same period in 2004.  However, due to the relative strengthening of the US dollar compared to the British pound Sterling and certain other currencies since May 2005, we currently expect that revenue reported in the second half of 2005 may be negatively impacted by $1million to $2 million.

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are also subject to market risk, especially when those operations conduct transactions in currencies other than the local currency.  As our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results.  Net foreign exchange gains and (losses) were $(0.3) million and $0 million in the first half of 2005 and 2004, respectively.

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

Throughout much of our history, we have experienced losses from operations. As a result of our prior operating losses, we had an accumulated deficit of $47.8 million as of June 30, 2005. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

Our quarterly results are difficult to predict and adverse fluctuations in operating results could cause our stock price to fall.

Our quarterly revenue and operating results are difficult to predict and could fluctuate significantly from period to period. In particular, we typically derive a significant portion of our software product revenue toward the end of each quarter and from a small number of relatively large orders. The delay or failure to close anticipated sales in a particular quarter could reduce our revenue in that quarter and subsequent quarters over which revenue for the sale could be recognized. In addition, because our revenue from installation and training services largely correlates with our product revenue, a decline in product revenue could also cause a decline in our professional services revenue in the same quarter or in subsequent quarters. Our quarterly revenue is difficult to forecast for several reasons, including the following:

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

•      the tendency of customers to delay software purchases until the end of the fiscal quarter;

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

We derived revenues of $40.9 million and $31.5 million in the first half of 2005 and 2004, respectively, from customers located outside the United States.  Our operations outside of the United States at June 30, 2005, consisted of offices located in Australia, Brazil, Canada, China, Germany, India, Japan, Malaysia, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

With our acquisitions of Optimis in May 2005 and Blue Pumpkin in January 2005, both of which have sales outside of North America, we have expanded our international operations, and we intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. These efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or, if we do, we may not be able to grow or to maintain adequate profit margins in these markets. Because of the complex nature of our international expansion, it may adversely affect our business and operating results. International expansion and sales are subject to many risks, including the following:

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 39% and 34% of total product revenue in the first half of 2005 and 2004, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

We have derived a substantial portion of our product revenues from sales of our eQuality Balance and eQuality ContactStore software. We expect revenue from these products to continue to account for a significant portion of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.

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

As of June 30, 2005, we had eight registered trademarks, two trademark applications pending in the U.S., eight patents and nineteen patent applications pending in the U.S. and nine patent applications pending internationally. There is no guarantee that our pending applications will result in issued trademarks or patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could negatively impact our future operating results.

Claims by other companies that our software infringes their intellectual property could require us to incur substantial costs or prevent us from selling our software or services.

It is possible that third parties will claim that we have infringed their current or future products. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, which are generally uninsurable could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources. For example, depending on the outcome of lawsuits involving Knowlagent, IEX and NICE (as described in Item 1, “Legal Proceedings”, of Part II), we may be required to enter into royalty and licensing agreements on unfavorable terms, to stop selling or redesign our products at issue, and to pay damages and satisfy indemnification commitments with our customers.

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

The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accountants. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources. We completed the initial implementation of Section 404 during the year ended December 31, 2004 and reported no material weaknesses in internal controls. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

We issued 2.1 million new shares and granted approximately 650,000 options to purchase shares of our common stock in connection with acquisitions in 2005, which will result in dilution to our existing stockholders and may cause our stock price to decline.

As part of the merger consideration in our acquisition of Blue Pumpkin in January 2005, we issued a total of 2.1 million shares of common stock to Blue Pumpkin shareholders, which increased our total outstanding common stock by approximately 8%; we also issued employee stock options to purchase approximately 650,000 shares of common stock in connection with this acquisition and the acquisition of Optimis in May 2005. The issuance of a significant amount of additional shares of common stock results in dilution to our existing shareholders and reduces our earnings per share, which could negatively affect the market price of our common stock. A significant amount of common stock coming on the market at any given time could result in a decline in the price of our common stock or increased volatility.

Our performance may be negatively affected by macro-economic or other external influences.

Beginning in 2000, a declining United States economy began to adversely affect the performance of many businesses, especially within the technology sector. Reductions in the capital budgets of our customers and prospective customers have an adverse impact on our ability to sell our solutions. Until late in 2003, we continued to experience effects from a weak spending environment for information technology in both the United States and

Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. If the current improvements now being seen in the general business climate do not continue, this would likely have a material adverse effect on our business.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report.  This evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, as of the quarter ended June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective.  There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. (“Knowlagent”), which is the assignee of United States (“U.S.”) Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. On June 6, 2005, the Court held a claim construction hearing and issued a claim construction order on June 8, 2005.  We are currently in the discovery phase of the lawsuit and believe that any adverse outcome would not have a material impact on our financial position, results of operations and cash flows.

On July 20, 2004, STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE Systems, Ltd. (“NICE Ltd.”), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us (“New York Action”).  The New York Action asserts that our products, including eQuality ContactStore for IP, infringe United States (“U.S”). Patent No. 6,122,665 (“the ‘665 patent”). On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia (“Georgia Action”).  We seek a declaration from the court that we have not infringed any valid claim of the ‘665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. On July 7, 2005, the Court also granted STS leave to amend its complaint to add three patents to the dispute, namely: U.S. Patent Nos. 6,865,604; 6,871,229; and 6,880,004 (respectively, “the ‘604 patent,” “the ‘229 patent,” and “the ‘604 patent”; collectively, “the STS patents”).  We answered the first amended complaint and asserted counterclaims on July 29, 2005, collectively through which we deny infringement of any valid claim of the STS patents and seek a declaration to that effect. The case has been set on a discovery calendar and is at a preliminary stage.  We currently believe that an adverse outcome would not have a material impact on our financial position, results of operations and cash flows.

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

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees. IEX is also seeking an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent. On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement and dismissed the remainder of the case. IEX then appealed the District Court’s summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed-in-part the district court’s summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit’s analysis. Blue Pumpkin is on a schedule before the district court that is likely to result in a January 2006 trial, unless the case is resolved on summary judgment.  We are unable to assess the impact, if any, on our financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1*	Eighth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2005.
10.2*	Form of Executive Stock Option Grant Certificate
10.3*	Form of Stock Option Grant Certificate
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005	WITNESS SYSTEMS, INC.

	BY:	/s/ David B. Gould
DAVID B. GOULD
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

	BY:	/s/ William F. Evans
WILLIAM F. EVANS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)