Form 10-Q
period 2005-09-30
WITNESS SYSTEMS INC
filed 2005-11-07
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, par value $.01 per share	27,786,990

WITNESS SYSTEMS, INC.
FORM 10-Q
INDEX

PART 1: FINANCIAL INFORMATION

Item 1.   Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$33,090	$42,641
Investments	1,493	33,842
Accounts receivable, net of allowance of $3,903 at September 30, 2005 and $3,250 at December 31, 2004	37,502	25,681
Prepaid and other current assets	6,519	4,497
Total current assets	78,604	106,661
Intangible assets, net	39,711	10,802
Goodwill	37,635	—
Property and equipment, net	7,656	6,197
Other assets	879	839
	$164,485	$124,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,381	$4,454
Accrued expenses	18,275	16,308
Deferred revenue	26,229	25,406
Total current liabilities	48,885	46,168
Other long-term liabilities	3,338	3,703
Deferred income tax liabilities	942	254
Total liabilities	53,165	50,125
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 27,770,979 and 24,476,289 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	278	245
Additional paid-in capital	154,303	108,247
Accumulated deficit	(47,214)	(39,060)
Accumulated other comprehensive income	3,953	4,942
Total stockholders’ equity	111,320	74,374
	$164,485	$124,499

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$18,306	$13,925	$53,592	$41,965
Services	28,843	21,332	80,887	60,662
Total revenue	47,149	35,257	134,479	102,627
Cost of revenue:
Product	4,543	2,737	13,803	10,361
Services	10,801	8,036	31,110	24,335
Total cost of revenue	15,344	10,773	44,913	34,696
Gross profit	31,805	24,484	89,566	67,931
Operating expenses:
Selling, general and administrative	21,601	16,422	63,019	47,663
Research and development	6,938	5,470	20,025	15,308
Merger-related and integration costs	1,059	152	3,643	675
Acquired in-process research and development	—	—	9,000	—
Operating income (loss)	2,207	2,440	(6,123)	4,285
Interest and other income, net	245	435	439	743
Income (loss) before provision for income taxes	2,452	2,875	(5,682)	5,028
Provision for income taxes	1,822	(68)	2,472	101
Net income (loss)	$630	2,943	$(8,154)	$4,927
Net income (loss) per share:
Basic	$0.02	$0.12	$(0.30)	$0.21
Diluted	$0.02	$0.11	$(0.30)	$0.19
Weighted-average common shares outstanding:
Basic	27,475	23,631	26,938	23,035
Diluted	30,097	26,202	26,938	25,745

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(8,154)	$4,927
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Acquired in-process research and development	9,000	—
Amortization of intangible assets	11,220	5,028
Depreciation and amortization of property and equipment	3,238	2,398
Provision for accounts receivable	2,546	516
Deferred income taxes	1,736	(86)
Other non-cash items, net	312	413
Changes in operating assets and liabilities:
Accounts receivable	(10,890)	3,763
Prepaid and other assets	(1,194)	(285)
Accounts payable and accrued expenses	(1,370)	(3,972)
Deferred revenue	(1,579)	3,214
Accrued restructuring and integration costs	(4,131)	(3,587)
Net cash provided by operating activities	734	12,329
Cash flows from investing activities:
Capital expenditures	(3,976)	(2,185)
Purchases of investments	—	(33,904)
Proceeds from maturities of investments	—	3,000
Proceeds from sales of investments	32,562	18,268
Acquisition of Blue Pumpkin Software, Inc., net of cash acquired of $3,728	(41,637)	—
Acquisition of Optimis Group Ltd., net of cash acquired of $1,287	(4,374)	—
Net cash used in investing activities	(17,425)	(14,821)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	8,495	11,389
Other	(151)	—
Net cash provided by financing activities	8,344	11,389
Effect of exchange rate changes on cash	(1,204)	1,003
Net (decrease) increase in cash and cash equivalents	(9,551)	9,900
Cash and cash equivalents at beginning of period	42,641	21,517
Cash and cash equivalents at end of period	$33,090	$31,417
Supplemental cash flow information:
Cash paid for interest	$14	$—
Cash paid for income taxes	$428	$203

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

1.   Basis of Presentation

Business—Witness Systems, Inc. (“Witness”) is a publicly traded company that provides the contact center market a complete workforce optimization software and services solution that enables global enterprises to capture customer intelligence and improve workforce performance. Witness software is comprised of quality monitoring, compliance, high-volume and IP Telephony recording solutions, as well as workforce management, actionable learning and performance management applications. These solutions play a strategic role in the customer interaction centers of Global 2000 and small- and medium-sized businesses (“SMBs”) as well as back office environments, and throughout the extended enterprise, including branch offices. The solutions enable organizations to optimize their people, processes and technology throughout the enterprise. Customers benefit from an integrated business consulting, implementation and training methodology that supports a rapid deployment, enabling them to drive revenue, reduce operational costs, and achieve greater customer retention and loyalty. Our solutions framework supports local and enterprise traditional time division multiplexing (“TDM”) switch environments and Internet Protocol (“IP”) Telephony environments and leverages standard operating systems and hardware platforms.

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

Principles of Consolidation and Reclassifications—The unaudited interim condensed consolidated financial statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. In particular, prior period information related to auction rate securities in the statement of cash flows was reclassified, which impacted cash flows from investing activities by $(4.2) million for the nine month period ended September 30, 2004. There was no impact on net income or cash flow from operations as a result of the reclassification.

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

3.   Blue Pumpkin Acquisition

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have extended our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $40 million in cash which was funded from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Ten percent of the aggregate merger consideration is being held in escrow until January 24, 2006, one year after the closing date of the Merger. The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger Agreement and certain pending and potential claims.

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees. IEX is also seeking an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent. On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement and dismissed the remainder of the case. IEX then appealed the District Court’s summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed, in part, the district court’s summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit’s analysis. Blue Pumpkin is on a schedule before the district court that is likely to result in a January 2006 trial, unless the case is resolved on summary judgment. We are unable to assess what impact, if any, an adverse result in this matter might have on our financial position, results of operations or cash flows.

On October 4, 2005, Blue Pumpkin filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against IEX Corporation alleging patent infringement. Specifically, Blue Pumpkin has alleged that IEX products infringe claims of U.S. Patent No. 6,952,732 (“the ‘732 Patent”), entitled “Method and apparatus for multi-contact scheduling.” Blue Pumpkin has sought an injunction and money damages for IEX’s infringement of the ‘732 Patent. This case is in a preliminary stage.

We commenced consolidating Blue Pumpkin on January 24, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following summarizes the total purchase price for Blue Pumpkin (in thousands):

Value of Witness Systems, Inc. common stock issued	$37,200
Cash consideration	40,000
Direct acquisition costs	5,500
$82,700

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

Cash and investments	$3,700
Other current assets	6,100
Property and equipment, net	700
Acquired technology	21,000
Customer relationships	17,000
Goodwill	31,700
In-process research and development	9,000
Total assets acquired	89,200
Current liabilities	(3,400)
Deferred revenue	(1,700)
Restructuring accruals	(1,400)
Total liabilities assumed	(6,500)
$82,700

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

Goodwill of $31.7 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently as circumstances indicate their value may no longer be recoverable.

The acquisition of Blue Pumpkin resulted in the acquisition of $41.8 million of net deferred tax assets. These purchased deferred tax assets are primarily net operating losses, capitalized research and development costs and capitalized acquisition expenses. A full valuation allowance has been recorded against these assets. As of September 30, 2005, $1.8 million has been recorded as income tax expense with the offset as a reduction to goodwill during the current year due to the utilization of these purchased deferred tax assets.

Supplemental unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Three months ended	Nine months ended September 30,
	September 30, 2004	2005	2004
Total revenues	$43,133	$135,554	$129,590
Net income (loss)	$745	$(1,528)	$(3,737)
Net income (loss) per share—basic	$0.03	$(0.06)	$(0.15)
Net income (loss) per share—diluted	$0.03	$(0.06)	$(0.15)
Weighted average shares—basic	25,731	27,113	25,135
Weighted average shares—diluted	28,302	27,113	25,135

The pro forma results include adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income assuming the cash portion of the purchase was paid from available cash. In addition, the pro forma results do not reflect any adjustments for IPR&D charges, because of their non-recurring nature, and cost savings and synergies that we believe would have resulted had the acquisition occurred on January 1, 2004.

4.   Optimis Acquisition

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration, which was financed from our existing cash and investments. Ten percent of the aggregate merger consideration is being held in escrow until May 23, 2006, one year after the closing date of the Merger. The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the Merger Agreement and certain pending and potential claims.

We commenced the consolidation of Optimis on May 23, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The following summarizes the total purchase price for Optimis (in thousands):

Cash and other consideration	$5,000
Direct acquisition costs	700
$5,700

Under the purchase method of accounting, the total purchase price is allocated to Optimis’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation, is as follows (in thousands):

Cash and investments	$1,300
Other current assets	1,400
Customer relationships	2,500
Goodwill	5,900
Other long term assets	100
Total assets acquired	11,200
Current liabilities	(3,400)
Deferred revenue	(1,100)
Restructuring accruals	(1,000)
Total liabilities assumed	(5,500)
$5,700

The fair values of identifiable intangible assets was determined using both an income and a cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets.

5.   Acquisition-Related Restructuring Accruals and Merger-Related and Integration Costs

As a result of the Blue Pumpkin and Optimis acquisitions during the first nine months of 2005, we recorded $2.4 million in certain acquisition-related restructuring accruals primarily related to personnel reductions. All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included in the assets acquired and liabilities assumed in the purchases of Blue Pumpkin and Optimis. The following table summarizes restructuring accrual activities related to all acquisitions (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2004	$—	$2,044	$2,044
Acquisition-related restructuring provision	1,972	462	2,434
Cash payments	(1,893)	(151)	(2,044)
Foreign exchange translation	(5)	(106)	(111)
Accrual at September 30, 2005	74	2,249	2,323
Less: Long-term portion	—	(1,747)	(1,747)
Current portion at September 30, 2005	$74	$502	$576

The following table summarizes all merger-related and integration costs (in thousands):

	Three months ended September		Nine months ended September
	2005	2004	2005	2004
Eyretel:
Bonus expense, net	$—	$152	$99	$675
Blue Pumpkin and Optimis:
Merger-related and integration costs	1,059	—	3,544	—
	$1,059	$152	$3,643	$675

During 2005 and 2004, we incurred merger-related and integration costs pertaining to the acquisitions of Blue Pumpkin and Optimis that closed in 2005 and the Eyretel acquisition that closed in 2003. Merger-related and integration costs totaled $3.6 million during the nine months ended September 30, 2005 and included $3.5 million of integration expenses comprised primarily of legal costs, transitional employees and other contractors, travel costs and advertising costs. Merger-related and integration costs incurred in the same period a year ago totaled $0.7 million and related to the partial accrual of a bonus payable to Eyretel’s former Chief Executive Officer, now our Chief Operating Officer (“COO”). Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2005) was paid in March 2005.

6.   Net Income (Loss) Per Share

The following is a summary of the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$630	$2,943	$(8,154)	$4,927
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	27,475	23,631	26,938	23,035
Dilutive effect of stock options computed using the treasury stock method	2,622	2,571	—	2,710
Diluted common shares and share equivalents outstanding	30,097	26,202	26,938	25,745
Net income (loss) per share:
Basic	$0.02	$0.12	$(0.30)	$0.21
Diluted	$0.02	$0.11	$(0.30)	$0.19

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the nine month period ended September 30, 2005 because we reported a loss in this period and all such securities are anti-dilutive. The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the nine month period ended September 30, 2005 was 2,694,262 calculated using the treasury stock method. For the three and nine months ended September 30, 2005, stock options of 508,834 and 222,328, respectively, were excluded from the computation of diluted earnings per share compared to 843,659 and 1,027,343, respectively for the same year ago periods because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore had an anti-dilutive effect.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Reported net income (loss)	$630	$2,943	$(8,154)	$4,927
Add back: Stock-based employee compensation expense included in reported net income (loss)	15	44	45	44
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,280)	(2,458)	(9,528)	(6,082)
Pro forma net (loss) income	$(2,635)	$529	$(17,638)	$(1,111)
Net income (loss) per share:
Reported basic	$0.02	$0.12	$(0.30)	$0.21
Pro forma basic	$(0.10)	$0.02	$(0.65)	$(0.05)
Reported diluted	$0.02	$0.11	$(0.30)	$0.19
Pro forma diluted	$(0.10)	$0.02	$(0.65)	$(0.05)

As of September 30, 2005, there were 0.2 million shares available for future grants under our stock option plans.

8.   Comprehensive Income (Loss)

Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	630	2,943	$(8,154)	$4,927
Other comprehensive income (loss):
Change in net unrealized holding gain (loss) on investments	—	70	15	(96)
Foreign currency translation adjustments	(706)	(164)	(1,004)	278
Total comprehensive income (loss)	$(76)	$2,849	$(9,143)	$5,109

	September 30, 2005	December 31, 2004
Cumulative foreign currency translation adjustments	$3,949	$4,953
Unrealized net holding gain (loss) on investments	4	(11)
Total accumulated other comprehensive income	$3,953	$4,942

9.   Intangible Assets

The following tables present the components of intangible assets (in thousands):

	September 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$35,542	$(15,675)	$19,867
Customer relationships	21,616	(4,279)	$17,337
Distribution arrangements	4,279	(2,165)	$2,114
Trademarks	1,150	(973)	$177
Patents	351	(135)	$216
	$62,938	$(23,227)	$39,711

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$15,588	$(9,664)	$5,924
Customer relationships	2,336	(915)	1,421
Distribution arrangements	4,343	(1,536)	2,807
Trademarks	1,237	(789)	448
Patents	295	(93)	202
	$23,799	$(12,997)	$10,802

Portions of intangible assets and amortization expenses are subject to foreign currency translation adjustments. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Included in:
Cost of product revenue	$2,348	$1,054	$6,804	$3,813
Selling, general and administrative	1,633	405	4,416	1,215
	$3,981	$1,459	$11,220	$5,028

10.   Line of Credit

In March 2005, we extended the maturity date on our $15.0 million line of credit to March 2006. At our election, borrowings under the line of credit bear interest at the bank’s prime rate or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of September 30, 2005, we were in compliance with our bank covenants.

As of September 30, 2005, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.8 million, which was net of outstanding letters of credit of $2.2 million. The letters of credit secure the leases on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter of credit securing our premises in the United Kingdom.

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

World-wide annual revenue based on customer location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
United States	$26,837	$17,489	$73,236	$53,332
United Kingdom	11,513	10,369	35,182	27,888
Rest of World	8,799	7,399	26,061	21,407
	$47,149	$35,257	$134,479	$102,627

The rest of world revenue was derived primarily from customers located in Canada, Australia, India, Japan, China, and other countries. No individual customer accounted for more than 10% of consolidated revenue during the three and nine months ended September 30, 2005 or 2004.

Long-lived assets, including intangible assets and goodwill, by geography are as follows (in thousands):

	September 30, 2005	December 31, 2004
United States	$70,298	$5,518
United Kingdom	12,372	8,533
Rest of world	2,333	2,948
Total	$85,003	$16,999

12.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal years that begin after June 15, 2005, or January 1, 2006. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but will not impact our cash flows.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Factors That May Affect Our Future Results and Market Price of Our Stock” beginning on page 27.

Overview

We provide the contact center market with a complete workforce optimization software and services solution that enables global enterprises to capture customer intelligence and improve workforce performance. Witness Systems, Inc. (“Witness”) software is comprised of quality monitoring, compliance, high-volume and IP Telephony recording solutions, as well as workforce management, actionable learning and performance management applications. These solutions play a strategic role in the customer interaction centers of Global 2000 and small- and medium-sized businesses (“SMBs”) as well as back office environments, and throughout the extended enterprise, including branch offices. The solutions enable organizations to optimize their people, processes and technology throughout the enterprise. Customers benefit from an integrated business consulting, implementation and training methodology that supports a rapid deployment, enabling them to drive revenue, reduce operational costs, and achieve greater customer retention and loyalty. Our solutions framework supports local and enterprise traditional time division multiplexing (“TDM”) switch environments and Internet Protocol (“IP”) Telephony environments and leverages standard operating systems and hardware platforms.

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

We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. We also derive a relatively small portion of product revenue by selling hardware to customers. The majority of our product revenue is derived from quality monitoring (“QM”) and workforce management (“WFM”) software. We sell our products through our direct sales force and through our indirect sales channels. Our indirect sales channels consist of distributors, resellers, systems integrators and Original Equipment Manufacturers (“OEM”). Distributors and resellers purchase product from us at a discount and then resell our products to end-users (or, in the case of distributors, to other resellers) and referral partners are paid a fee for referring sales leads to us or for assisting us in a sales order. Systems integrators are information technology (“IT”) consulting service companies who recommend our products during client engagements. Through OEM agreements, we co-develop products, which are sold by the OEM as part of their portfolio of products.

We intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market. This year approximately 42% of our license revenue has been derived from the indirect sales channel.

We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as pre-packaged solutions, which add capabilities such as performance analysis and e-learning management to our core quality monitoring and workforce management solutions. We also believe the market shift from traditional hardware based recording to VoIP represents a significant growth opportunity and our software solutions support both of these recording environments. Sales of our pre-packaged solutions and VoIP products have not been material to date. In addition, we believe our product offerings can be marketed toward back-office initiatives for business process monitoring, which represents a new market for us. Factors that may impact our ability to grow our product revenue, however, include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

We also plan to grow our services revenue in concert with our product revenue. When our customers license our products, they generally purchase installation, training and one year of support services. Therefore, as we generate product revenue, we also generate related services revenue. In addition, our customers generally renew their maintenance contracts with us each year. Therefore, our maintenance revenue increases as our customer base increases. Factors that may influence our ability to grow our services revenue, however, include our ability to continue to increase product revenues, provide services that enable and enhance our customers’ ability to improve the efficiency and effectiveness of their call center operations and our ability to maintain a high level of customer satisfaction.

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have extended our workforce optimization solution to include advanced WFM software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $40 million in cash which was funded from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Ten percent of the aggregate merger consideration is being held in escrow until January 24, 2006, one year after the closing date of the Merger. The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such one-year period. The escrow fund is available to compensate

Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the purchase agreement and certain pending and potential claims.

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration that was financed from our existing cash and investments. Ten percent of the aggregate merger consideration is being held in escrow for one year after the closing date of the Merger. The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the purchase agreement and certain pending and potential claims.

In 2005, the Compensation Committee of our Board of Directors approved stock option awards for approximately 650,000 shares of Witness common stock to certain Blue Pumpkin and Optimis employees as an inducement to join Witness. These inducement options have an exercise price equal to the market value on the date of the grant, subject to standard provisions for termination, forfeiture and acceleration, and are exercisable for five years from the date of grant. The inducement options will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

We are headquartered in Roswell, Georgia and have other offices throughout the United States. We deliver our products and services internationally through our offices in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. This year approximately 38% of our revenue was derived from operations outside of North and South America (“the Americas.”) During 2004 and 2003, 41% and 34%, respectively, of our revenue was derived from customers outside the Americas. At September 30, 2005, we had 615 full-time employees, excluding approximately 175 contractors located in the Asia-Pacific region, compared to 486 employees at September 30, 2004. As of September 30, 2005, 204 of the 615 full-time employees were located outside the United States.

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

Allowance for Doubtful Accounts.   We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience with write-offs and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate and resulted in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling, general and administrative expense in the period such determination is made.

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

Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as adjustments to goodwill and/or other acquired assets. Subsequent adjustments are reflected in our results of operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if circumstances indicate their value may no longer be recoverable.

Impairment of Long-Lived Assets.   Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, would require management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

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

The utilization of deferred tax assets, primarily net operating loss carryforwards, arising from acquisitions has resulted in a reduction of the valuation allowance for the deferred income tax assets, a reduction in goodwill, and the recognition of tax expense associated with the purchased deferred tax assets.

Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods. The utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for the deferred income tax assets and intangible assets. Furthermore, the adoption of SFAS 123R, as noted below, will potentially result in tax benefits that are currently difficult to predict.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. Corporations are allowed an 85% dividends received deduction in 2004 and 2005 on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Management does not believe it will repatriate any material amount of earnings in 2005. The range of possible amounts that are currently being considered for repatriation is between $0 and $0.4 million and the tax effects of these amounts are insignificant.

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

Results of Operations

The following table sets forth the results of operations for the three and nine months ended September 30, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	39%	39%	40%	41%
Services	61%	61%	60%	59%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	10%	8%	10%	10%
Services	23%	23%	24%	24%
Total cost of revenue	33%	31%	34%	34%
Gross profit	67%	69%	66%	66%
Operating expenses:
Selling, general and administrative	46%	46%	47%	46%
Research and development	15%	16%	15%	15%
Merger-related and integration costs	2%	0%	3%	1%
Acquired in-process research and development	0%	0%	7%	0%
Operating income (loss)	5%	7%	(5)%	4%
Interest and other income, net	1%	1%	0%	1%
Income (loss) income before provision for income taxes	5%	8%	(4)%	5%
Provision for income taxes	4%	0%	2%	0%
Net income (loss)	1%	8%	(6)%	5%

Impact of Blue Pumpkin and Optimis Acquisitions

The acquisition of Blue Pumpkin and Optimis in 2005 increased our reported revenues in the nine months ended September 30, 2005 by an estimated $17 million compared to the same period in 2004. Operating expenses, expressed as a percentage of total revenue, also increased in the nine months ended September 30, 2005 compared to the same period in 2004 due to a non-recurring charge of $9.0 million in acquired in-process research and development costs, an increase of $3.0 million in merger-related and integration costs and additional intangible asset amortization of $6.7 million.

Revenue

Total revenue increased 34% in the third quarter of 2005, as compared to the third quarter of 2004, to $47.1 million. The increase in total revenue can be attributed to both continued growth of our business and sales and related services derived from our Blue Pumpkin acquisition, which expanded our workforce optimization solution. Total revenue increased 31% in the nine months ended September 30, 2005 as compared to the same year ago period due to increases in product and services revenue.

Product revenue includes software revenue and hardware revenue. Because hardware sales are incidental to our business, we are working towards transitioning our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline in the future. For the three and nine months ended September 30, 2005, hardware revenue was $0.8 million and $4.0 million, respectively, compared to $1.2 million and $5.5 million, respectively, during 2004. Software revenue for the three and nine months ended September 30, 2005 increased 38% and 36%, respectively, as compared to the same year ago periods. More than half of the increase in software revenue growth in 2005 is attributed to our expanded product line resulting from our acquisitions of Blue Pumpkin and Optimis which we began consolidating upon acquisition in 2005.

Product revenue as a percentage of total revenue has decreased over the past three years due to lower hardware sales and increased services revenue, as discussed below. Our product pricing has remained relatively consistent over the previous three years.

New customers accounted for 41% and 30%, respectively, of product revenue, excluding hardware revenue, during the third quarters of 2005 and 2004. We receive follow-on revenue from our existing customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. We expect to continue receiving the majority of our product revenue from existing customers during 2005.

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 35% and 33% in the three and nine months ended September 30, 2005, respectively, as compared to the same year ago periods. This increase was due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The Blue Pumpkin and Optimis acquisitions during 2005 accounted for approximately half of the increase in services revenue in 2005. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate during 2005. Our services pricing has remained consistent over the past three years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, for the remainder of 2005.

Cost of Revenue

Total cost of revenue increased 42% and 29% in the three and nine months ended September 30, 2005, respectively, as compared to the same year ago periods. Expressed as a percent of revenue, gross profit margins decreased to 67% from 69% for the three months ended September 30, 2005 as compared to the same year ago period and remained constant at 66% for the nine months ended September 30, 2005 as compared to the same year ago period. The third quarter decrease is due to an increase in royalties due to third parties resulting from changes in product mix during the quarter. Excluding hardware cost of revenue and the amortization of intangible assets resulting from acquisitions, gross profit margins have remained consistent at 74% in the nine months ended September 30, 2005 and 2004. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to continue to remain relatively constant for the remainder of 2005.

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs. For the three and nine months ended September 30, 2005, amortization of acquired technology of $2.3 million and $6.8 million, respectively, increased 109% and 79%, respectively as compared to the same year ago periods due to the acquisition of Blue Pumpkin. For the three and nine months ended September 30, 2005, cost of hardware revenue of $0.8 million and $4.1 million, respectively, decreased 27% and 20%, respectively, as compared to the same year ago periods. We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future. For the three and nine months ended September 30, 2005, cost of product revenue of $1.3 million and $2.9 million, respectively, excluding amortization of acquired technology and hardware costs, increased 117% and 93%, respectively, as compared to the same year ago periods. This increase was due to increased royalties due to third parties for software components that are embedded in our software applications. Such royalties increased as a result of an increase in sales of software applications containing third party software components. For the three and nine months ended September 30, 2005, expressed as a percentage of product revenue and excluding hardware and amortization of intangible assets, the cost of product revenue, was 7% and 5%, respectively, as compared to 4% and 3% for the same year ago periods. As we develop upgrades of our existing products and add new offerings to our product suite, we may embed additional third-party technology into our software, which would increase the cost of product revenue in the future.

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits and allocated overhead. Cost of services revenue increased 34% and 27% in the three and nine months ended September 30, 2005, respectively, as compared to the same year ago periods due primarily to an increase in the number of employees engaged in customer support services mainly as a result of the Blue Pumpkin and Optimis acquisitions. Cost of services revenue as a percentage of services revenue was 37% in the third quarter of 2005, compared to 38% in the third quarter of 2004. We anticipate that our services margins will remain relatively constant for the remainder of 2005. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative.   Selling, general and administrative expense (“SG&A”) consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. For the three and nine months ended September 30, 2005, SG&A expense of $21.6 million and $63.0 million, respectively, was an increase of 32% as compared to the same year ago periods. This increase is due primarily to higher amortization expenses and the increased size of our Company due to acquisitions of Blue Pumpkin and Optimis. In

2005, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth as compared to the same period in 2004.

Research and Development.   Research and development (“R&D”) expenses consist primarily of personnel and consulting costs to support product development and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue. As of September 30, 2005, we reported $0.3 million in unamortized software development costs. R&D expenses increased 27% and 31% in the three and nine months ended September 30, 2005, respectively, as compared to the same year ago periods due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition. We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2005 as compared to 2004.

Merger-related and Integration Costs.   Merger-related and integration costs during the three months ended September 30, 2005 were $1.1 million and related primarily to legal costs and costs associated with transitional employees and other contractors. Merger-related and integration costs incurred in the same year ago period were less than $0.2 million. We incurred merger-related and integration costs of $3.6 million during the nine months ended September 30, 2005, primarily due to Blue Pumpkin and Optimis integration expenses. Merger-related and integration costs incurred in the same period a year ago totaled $0.7 million and related to the final accrual of a bonus payable to Eyretel’s former Chief Executive Officer. Merger-related and integration costs are comprised primarily of costs of transitional employees and other contractors, travel costs, legal costs and advertising costs.

Acquired In-Process Research and Development Charges.   During the first quarter of 2005, we estimated that $9.0 million of the purchase price of Blue Pumpkin represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was determined with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on funds available for investment and foreign currency transaction gains and losses on settlement of contracts denominated in currencies other than the local currency. Interest and other income, net decreased 43% and 41% in the three and nine months ended September 30, 2005, respectively, as compared to the same year ago periods due primarily to decreased interest income resulting from lower investment balances as a result of the acquisitions of Blue Pumpkin and Optimis. We expect that interest and other income, net will decrease in 2005 compared to 2004 due to lower cash and investment balances.

Provision for Income Taxes

We recorded a provision for income tax of $1.8 million and $2.5 million, respectively, during the three months and nine months ended September 30, 2005. Of the total provision during the three months and nine months ended September 30, 2005, $1.6 million and $1.7 million, respectively, related to the utilization of deferred tax assets, primarily net operating loss carry-forwards, acquired during the 2005 acquisition of Blue Pumpkin Software, Inc. The utilization of these deferred tax assets in 2005 also reduced goodwill. The remainder of the provision is primarily comprised of U.S. federal alternative minimum income tax expense and foreign income tax, primarily from withholding. For the same periods during 2004, the tax expense was a benefit of $(0.1)million and an expense of $0.1 million due primarily to U.S. federal alternative minimum tax expense.

At September 30, 2005, we had net operating loss carryforwards aggregating to $78.1million for U.S. tax purposes and $41.8 million for foreign tax purposes. The provision for income taxes prior to 2005 generally benefited from the recognition of deferred tax assets for which we had previously provided a valuation allowance in prior years. However, when the net operating loss carry forwards being utilized arise from acquisitions, this results in a modification of the purchase price allocated to intangible assets and a recognition of income tax expense.

Liquidity and Capital Resources

At September 30, 2005, we had $34.6 million in total cash and cash equivalents and investments, compared to $76.5 million at December 31, 2004. Working capital also decreased by $30.8 million from $60.5 million at December 31, 2004 to $29.7 million at September 30, 2005. These decreases in cash and working capital were primarily due to the acquisitions of Blue Pumpkin and Optimis in 2005.

Cash flows provided by operating activities during the nine months ended September 30, 2005 were $0.7 million compared to $12.3 million in cash provided by operating activities in the same year-ago period. The cash flows provided by operations during the nine months ended September 30, 2005 were significantly impacted by payments of merger-related and restructuring costs and an increase in accounts receivable. We made cash payments of $4.1 million and $3.6 million in accrued restructuring and integration costs during the nine months ended September 30, 2005 and 2004, respectively. We also incurred $3.6 million in merger-related and integration costs during the nine months ended September 30, 2005 and $0.7 million in the same year-ago period. We expect to pay approximately $0.9 million in additional accrued restructuring and integration costs throughout the remainder of 2005. Our accounts receivables days sales outstanding (“DSO”) at September 30, 2005 was 72 days, an increase of 6 days from December 31, 2004 due primarily to timing differences in payments received from customers. We expect our DSO to remain in the 70 day range throughout the remainder of the year.

Cash flows used in investing activities increased during the nine months ended September 30, 2005 to $17.4 million compared to $14.8 million in the same year-ago period, due to the acquisitions of Blue Pumpkin and Optimis. The cash portion of the Blue Pumpkin acquisition ($40.0 million or $36.3 million net of cash and cash equivalents acquired) was funded in part through the sale of investment securities totaling $30.9 million. We paid $5.0 million for Optimis (or $3.7 million net of cash and cash equivalents acquired). Capital expenditures during the nine months ended September 30, 2005 were $4.0 million, compared to $2.2 million in the same year-ago period.

Cash flows provided by financing activities during the nine months ended September 30, 2005 were $8.3 million as compared to $11.4 million during the same period last year and represent proceeds from the exercise of stock options.

At September 30, 2005, we had $12.8 million available under a line of credit, which was net of outstanding letters of credit of $2.2 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of September 30, 2005, we were in compliance with all bank covenants.

We anticipate that operating expenses and capital expenditures will continue to be the major use of our cash resources. We currently expect to have total capital expenditures of approximately $5.0 million in 2005, primarily consisting of purchases of computer equipment and software. We anticipate that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems. We believe that our existing cash and investment balances, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditures for at least the next twelve months. In addition, the availability under our line of credit may be used to fund working capital requirements or future merger or acquisition transactions.

Our shelf registration statement on Form S-3 (including subsequent amendments) filed with the Securities and Exchange Commission (“SEC”) became effective in August 2004. The shelf registration allows us to register up to $80 million of securities, which may consist of common stock, warrants to purchase our common stock, or both. The shelf registration statement provides us the ability to raise equity capital if and when appropriate for our business. The sale of additional equity securities could result in additional dilution to our stockholders. If cash generated from operations is insufficient to satisfy our liquidity requirements and we are unable or choose not to raise additional equity capital or borrow under our line of credit, we may seek to establish new financing arrangements. We cannot assure that any financing arrangements will be available in sufficient amounts or on acceptable terms. In addition, we registered 2.1 million shares of our common stock issued to the Blue Pumpkin shareholders in the second quarter of 2005.

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

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Foreign currency translations did not contribute significantly to our September 30, 2005 operating results compared to those in the same period in 2004. However, due to the relative strengthening of the US dollar compared to the British pound Sterling and certain other currencies compared to 2004, we currently expect that revenue reported in the fourth quarter of 2005 may be negatively impacted by approximately $0.5 million.

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are also subject to market risk, especially when those operations conduct transactions in currencies other than the local currency. As our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Net foreign exchange gains and (losses) were $(0.2) million and $0.1 million during the nine months ended September 30, 2005 and 2004, respectively.

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

Because our products have a long sales cycle, it is more difficult to plan our expenses and forecast our results; and our operating results may fail to meet investor expectations, which may adversely affect our stock price.

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

•       use alternative methods such as online self-help to solve the same business problems our software is intended to address; or

•       close contact centers.

If we experience losses in the future, the market price of our common stock may be materially and adversely affected.

Throughout much of our history, we have experienced losses . As a result of our prior operating losses, we had an accumulated deficit of $47.2 million as of September 30, 2005. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

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

We derived revenues of $61.2 million and $49.3 million during the nine months ended September 30, 2005 and 2004, respectively, from customers located outside the United States. Our operations outside of the United States at September 30, 2005, consisted of offices located in Australia, Brazil, Canada, China, Germany, India, Japan, Malaysia, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

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

If we are unable to maintain a productive direct sales force, our business and operating results could be adversely affected.

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue from our indirect sales channel represented approximately 42% and 32% of total product revenue during the nine months ended September 30, 2005 and 2004, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

The market for products that record customer interactions, forecast and schedule employees, analyze performance and/or provide electronic learning is intensely competitive, evolving and is subject to rapid changes in technology. We believe our principal competitors include, but are not limited to:

•       traditional call-logging vendors;

•       quality monitoring suppliers to the contact center industry;

•       workforce management, forecasting and scheduling vendors to the call center industry;

•       electronic learning vendors;

•       business analytics vendors;

•       large telecom solution providers;

•       enterprise software vendors;

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

Our heavy reliance on sales of our Balance, ContactStore and Workforce Management products exposes us to risks of obsolescence due to changes in competitive product offerings.

We have derived a substantial portion of our product revenues from sales of our Balance, ContactStore and Workforce Management software products. We expect revenue from these products to continue to account for a significant portion of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and harm our ability to maintain profitability.

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

We have recently introduced Impact 360, which combines a new software architecture with new combinations of our products. Our business concept in doing so is to create incremental value for our customers and to win business away from competitors whose product offerings are more limited and require the customer to make additional hardware purchases to obtain the solutions that our Impact 360 product offering provides in an integrated suite. While the company plans and expects that this lower total cost of ownership will be well received in the marketplace, we can offer no assurance that our new Impact 360 offering will be successful. If our Impact 360 product offerings do not meet with commercial success, our business would be materially and adversely affected.

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

Through our acquisition of Eyretel, we have extended our product line to include advanced compliance recording applications and related services. Many of our Eyretel customers use these applications to record and store interactions with customers to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record 100% of our customers’interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed.

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

We may experience gains and losses resulting from fluctuations in currency exchange rates. Moreover, in locations where we price our products in U.S. dollars, our sales could be affected adversely by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. In locations where we sell our products in local currencies, we could be competitively unable to increase our prices to reflect fluctuations in exchange rates. We do not use derivative instruments to manage our foreign exchange risk, and we cannot predict the impact that future exchange rate fluctuations may have on our results.

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

As of September 30, 2005, we had eight registered trademarks, three trademark applications pending in the U.S., eight patents and nineteen patent applications pending in the U.S. and nine patent applications pending internationally. There is no guarantee that our pending applications will result in issued trademarks or patents or, if issued, that they will provide us with any competitive advantage. We cannot assure you that we will file further patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

For example, claims have been asserted against us in lawsuits involving Knowlagent, IEX, STS and NICE (as described in Item 1, “Legal Proceedings”, of Part II). We believe that none of these cases has merit. We cannot assure you, however, that we will be successful in defending against the claims that have been asserted or any other claims that may be asserted. We also cannot assure you that such claims will not have a material adverse effect on our business, financial condition, or operations. Defending infringement claims or other claims involves substantial costs and diversion of management resources. In addition, to the extent we are not successful in defending such claims, we may be subject to injunctions with respect to the use or sale of certain of our products or to liabilities for damages to the claimants or to customers to whom we have indemnification commitments, and we may be required to obtain licenses which may not be available on reasonable terms. In addition, we cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, users of our software may become subject to claims if our software is alleged to infringe the intellectual property of others. These software users could attempt to hold us responsible for these claims and any resulting harm they suffer. If a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Such a result could have a material adverse effect on our business, financial condition and results of operations.

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

Our customers ordinarily purchase installation, training and maintenance services together with our products. The functionality of our products is not dependent on our installation and training services. We generate a material part of our revenues from these services. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services or they may not license our software in the future. As a result, we would lose licensing and services revenue, and it could harm our reputation. In addition, our revenues realized from the performance of maintenance services are material to our operating results, and a failure to provide adequate maintenance support to our customers would result in reduced maintenance revenues and have an adverse impact on our operating results.

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

•       potentially dilutive issuances of securities as consideration for an acquisition;

•       effectively integrating acquired companies and achieving expected synergies; and

•       the impairment of the value of the assets acquired in any corporate acquisition.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business, operating results and stock price.

The Sarbanes-Oxley Act of 2002 imposes new duties on us and our executives, directors, attorneys and independent registered public accountants. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources. We completed the initial implementation of Section 404 during the year ended December 31, 2004 and reported no material weaknesses in internal controls. However, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Failure to maintain effective internal controls over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective. There were no changes in internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 20, 2004, STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE Systems, Ltd. (“NICE Ltd.”), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us (“New York Action”). The New York Action asserts that our products, including eQuality ContactStore for IP, infringe United States (“U.S.). Patent No. 6,122,665 (“the ‘665 patent”) and seeks only injunctive, not monetary, relief. On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia (“Georgia Action”). We seek a declaration from the court that we have not infringed any valid claim of the ‘665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. On July 7, 2005, the Court also granted STS leave to amend its complaint to add three patents to the dispute, namely: U.S. Patent Nos. 6,865,604; 6,871,229; and 6,880,004 (respectively, “the ‘604 patent,” “the ‘229 patent,” and “the ‘004 patent”; collectively, “the STS patents”), again seeking solely injunctive relief. We answered the first amended complaint and asserted counterclaims on July 29, 2005, collectively, through which we deny infringement of any valid claim of the STS patents and seek a declaration to that effect. The case has been set on a discovery calendar and is at a preliminary stage. We continue to believe that this case will not have a material impact on our financial position, results of operations and cash flows.

On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. (“NICE Inc.”), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement. Specifically, we have alleged that NICE products, including the NiceUniverse products that include screen capture and synchronized screen and voice capture technologies, infringe claims of U.S. Patent Nos. 5,790,798 (“the ‘798 Patent”) and 6,510,220 (“the ‘220 Patent”), both entitled “Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location.” We have sought an injunction and money damages for NICE’s infringement of these two patents. NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity. Since then, on February 24, 2005, we filed suit against NICE Ltd. because of its infringing activities in violation of the ‘798 and ‘220 patents, including importation of the accused NICE products. By order dated April 5, 2005, Judge Pannell has consolidated the NICE Inc. and NICE Ltd. actions. The case has been set on a modified discovery calendar after consolidation and is at a preliminary stage.

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX is seeking to recover actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees. IEX is also seeking an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent. On October 10, 2003, the District Court granted Blue Pumpkin summary judgment of non-infringement and dismissed the remainder of the case. IEX then appealed the District Court’s summary judgment ruling to the Court of Appeals for the Federal Circuit. On February 2, 2005, the Federal Circuit reversed-in-part the district court’s summary judgment ruling and remanded the action to the district court for further proceedings consistent with the Federal Circuit’s analysis. Blue Pumpkin is on a schedule before the district court that is likely to result in a January 2006 trial, unless the case is resolved on summary judgment. We are unable to assess what impact, if any, an adverse result in this matter might have on our financial position, results of operations or cash flows.

On October 4, 2005, Blue Pumpkin filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against IEX Corporation alleging patent infringement. Specifically, Blue Pumpkin has alleged that IEX products infringe claims of U.S. Patent No. 6,952,732 (“the ‘732 Patent”), entitled “Method and apparatus for multi-contact scheduling.” Blue Pumpkin has sought an injunction and money damages for IEX’s infringement of the ‘732 Patent. IEX has not yet answered, and this case is at a preliminary stage.

Item 6.   Exhibits

Exhibits

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

Dated: November 7, 2005	WITNESS SYSTEMS, INC.
	BY:	/s/ DAVID B. GOULD
DAVID B. GOULD
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
	BY:	/s/ WILLIAM F. EVANS
WILLIAM F. EVANS
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)