Form 10-K
period 2005-12-31
WITNESS SYSTEMS INC
filed 2006-03-17
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Registrant’s telephone number, including area code770-754-1900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was 488.7 million. The number of shares of the registrant’s common stock outstanding on February 28, 2006 was 33,102,494

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, currently scheduled for May 18, 2006, are incorporated by reference in Part III of this report.

PART I

Item 1.                        Business

This annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Report Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Typically, these statements contain the words “believes,” “anticipates,” “intends,” “expects” or similar words. In any event, any information or statements made that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve numerous risks and uncertainties. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to in Item 1A of Part 1 of this report “Risk Factors” beginning on page 7.

You should read The Business Section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. You are cautioned that forward-looking statements are not guarantees of future performance and are made only as the date of this report, and we undertake no obligation, other than as may be required by law, to update or revise these statements for any reason, including to reflect changes in assumptions, the occurrence of unanticipated events or changes in future operating results over time. Our actual results may differ materially from expectations.

Overview

We are a leading provider of workforce optimization software and services that enable companies to optimize workforce performance in their customer service operations. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function. These solutions may be deployed throughout a customer’s enterprise—including in contact centers, back offices and branch offices—to enable the customer to capture information derived from contacts with its customers, analyze the information in relation to key performance indicators, act upon the information to improve the overall customer experience, and manage the staffing, training and performance measurement of its personnel involved in all aspects of customer service.

Our Impact 360 solution is an integrated offering of software products that provide comprehensive workforce optimization functionality, including quality monitoring and high-volume compliance recording, workforce management, performance management and electronic learning, or e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or “CSR”s, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record 100% of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

We have more than 2,000 customers, including more than 60 Fortune 100 companies. Our solutions are used in a wide variety of industries worldwide, including financial services, communications services,

manufacturing, utilities, retail, transportation, travel and outsourcing. No individual customer accounted for 10% or more of our revenue in 2005, 2004 or 2003. We market and sell our products through both our direct sales force and through indirect channels. Our indirect sales channel includes reseller, distributor, original equipment manufacturer, or “OEM”, and similar arrangements with key vendors in the contact center workforce optimization market, such as Avaya, Cisco, Nortel and Siemens. We also have strategic relationships with systems integrators, including Accenture, British Telecommunications, CapGemini and EDS.

Industry Background and Trends

The workforce optimization solutions market has evolved in recent years to address the increasing challenges faced by enterprises in managing their customer service activities effectively. The overall goal of workforce optimization in the customer service function is to enable companies to balance the competing objectives of maximizing customer satisfaction and increasing revenue, while at the same time controlling customer service costs. Customer contact centers, help desks, and billing and order fulfillment departments regularly represent the key focal points for personal interaction between a business and its customers, making the effectiveness of the CSRs critical to the overall success of the business.

We believe several key trends are driving the workforce optimization market, including:

Voice over Internet Protocol (“VoIP”) technologies.   The convergence of voice and data communications technologies, most notably through the rapid adoption of VoIP, is changing the landscape of telecommunications infrastructure. VoIP, or IP telephony, is a software-based technology that enables the conversion of voice communications into data packets that can be routed over any IP-based network, as opposed to traditional circuit-switched voice transmission lines. Many companies are replacing legacy analog voice infrastructures in their contact centers with VoIP telephony infrastructure to realize the many benefits of IP-based communications, including reduced costs and enablement of advanced business communication applications. These equipment upgrades typically require new deployments of workforce optimization solutions designed to support IP environments. VoIP applications also permit the customer service function to extend beyond traditional contact centers by facilitating easier access to customer interaction information.

Software solutions running on open systems.   Organizations are increasingly seeking to deploy information technology and business software applications based on open standards that run on commercially available, non-proprietary hardware. The use of open systems, as opposed to applications that run on proprietary hardware systems offered by a single vendor, generally provides for lower cost of ownership and greater flexibility in their information technology infrastructures.

Integration of workforce optimization applications.   Increasingly, companies worldwide are seeking an integrated offering of workforce optimization applications, including quality monitoring and high-volume compliance recording, workforce management, performance management and e-learning. By integrating these applications, an enterprise can reduce costs by eliminating duplicative hardware, streamlining implementation and reducing administration requirements. Integration also makes the applications easier to use through a single unified graphical user interface. Most important, by integrating these applications under one framework, enterprises gain the ability to manage their workforce performance in a closed loop, including evaluating and analyzing complete customer interactions through multiple media, identifying opportunities and performance gaps, scheduling personnel based on strengths and weaknesses, applying targeted instruction for continuous improvement, integrating instruction into a workforce schedule, and compensating employees based on actual performance.

Increasing complexity of customer service operations.   Customer service operations at many organizations have become increasingly complex, driven by the demand for highly available and effective customer service. For example, contact centers have become the primary points of customer contact for organizations, as the contact centers have evolved from providing solely inbound customer support to handling support, service, sales, bill payment and numerous other customer interactions. Organizations are facilitating customer service interactions across multiple media, including traditional voice, Web chat, instant messaging, guided browser sessions and e-mail, and are therefore challenged to maintain a consistently high level of customer service across all media channels. Moreover, as a result of recent trends toward offshore and outsourced contact center operations, managing and optimizing the quality of customer interactions has become more important, and more difficult, than ever.

Impact 360

Impact 360, our integrated workforce optimization solution, enables organizations to capture, analyze and act on cross-functional information concerning workforce performance, customer interactions and customer service processes. Impact 360 offers a unified framework for workforce optimization that provides organizations a holistic view of performance and enables them to leverage this information to provide more effective and efficient customer service. Our new solutions framework supports both traditional time division multiplexing, or TDM, switch environments and IP telephony environments and executes on standard operating systems and hardware platforms.

The integrated components of our workforce optimization solution encompass quality monitoring and high-volume compliance recording, workforce management, performance management and e-learning. Impact 360 is available as a fully integrated solution, in specific packages or as separate applications. Impact 360 provides numerous benefits to our customers, including reduced infrastructure costs, rapid implementation and central administration. More importantly, shared access to information across all functions in the customer service value chain enables our customers to make informed decisions that can generate cost savings, improve decision making and increase competitive advantages. We also offer related consulting and implementation services, training and support.

The components of our solution include:

Quality monitoring and high-volume compliance recording.   Our recording solutions enable the recording of a CSR’s multimedia interactions with a customer through traditional voice, Web chat, instant messaging, guided browser sessions and e-mail. The CSR’s voice interaction with a customer can be synchronized with the CSR’s corresponding computer desktop activities, such as data entry, screen navigation and data retrieval, for review and analysis by supervisors. Quality monitoring selectively records interactions based on user-defined business rules, while high-volume compliance recording stores all interactions between an organization’s CSRs and its customers for purposes such as legal or regulatory compliance and sales verification. Our solutions enable companies to evaluate the performance of CSRs, analyze the effectiveness of supporting systems and enhance the quality of service being delivered.

Workforce management.   Our workforce management solutions simplify the task of forecasting and scheduling, enabling contact centers to balance cost, service level and agent preferences. Users can analyze historical data to forecast future interaction volumes and service handle times in order to schedule the optimal number of agents, with the required skill sets, at the necessary times. As a result, organizations can reduce costs by staffing appropriately to meet workload demands, drive business growth, and improve employee effectiveness and retention.

Performance management.   Our performance management solutions provide comprehensive analysis of customer interaction and CSR performance. Leveraging performance scorecards with industry-accepted and user-defined key performance indicators, these solutions combine data derived from our evaluation application with data from other business systems, such as customer relationship management software, enterprise resource planning software and integrated telephony applications. Our solution also offers data visualization, search capabilities and speech analytics. Using our solutions, supervisors can obtain a quick, streamlined view of performance relative to strategic organizational objectives. The reporting, dynamic analysis and performance scorecard capabilities of these solutions provide organizations with business intelligence that can lead to increased revenue, heightened service quality and improved operational efficiencies.

E-learning.   Our e-learning solutions deliver ongoing training tailored to CSR competencies in order to achieve continuous performance improvement. The e-learning management software tracks training completion and compiles transcripts to enhance CSR skills. When the e-learning applications are integrated with other Impact 360 components, a supervisor can review a recorded customer interaction, evaluate the CSR’s performance and prioritize customized training and lesson plans for the CSR. Our solution enables targeted learning content to be delivered directly to a CSR’s desktop through a series of standardized lessons or customized lessons created from recorded interactions. E-learning can enable companies to reduce employee turnover and to build customer loyalty through a more highly skilled and motivated workforce.

Customer 360

Customer 360 is our approach to services, training and support services that accompany our Impact 360 solutions. Our service and support offerings are designed to enable our customers to achieve a rapid return on investment and realize the maximum benefit our solutions provide by enabling organizations to optimize their contact center operations. Our services consist of implementation services, training, business consulting and customer support.

The initial implementation engagement for our Impact 360 solutions is typically completed within 30 to 60 days from the date the software agreement is signed by a new customer. Training services provide the skills and knowledge necessary to enable business and technical users to utilize the Impact 360 solutions. Training is provided at our global training centers, on-site at the customers’ location or via our web-based education and training management system. In addition, we offer customized training programs tailored to the specific needs of our customers.

Our business consulting services are designed to help customers gain the most value from the Impact 360 solution to optimize the people, processes and technology deployed throughout their contact center operations.  We achieve this through a series of workshops that focus on specific contact center business processes, performance optimization, calibration techniques, business utilization, business rules development and high-impact coaching.

The Customer 360 support operation provides customer support services including access to major and minor releases, service packs and hot fixes, remote diagnostics and installation. Customer support is offered in two distinct plans with services that range from 12 hour phone access Monday through Friday to 24 hours, 7 days a week. We provide support services via the telephone, e-mail and via an on-line knowledgebase of product-related information.

Our Strategy

Our objective is to be a leading provider of workforce optimization software and services to help global enterprises improve all aspects of customer service, from contact center customer interactions to remote and branch offices and underlying back office processes. Key elements of our strategy include the following:

Extend the breadth and depth of the Impact 360 solution.   We believe Impact 360 provides today’s most comprehensive, integrated offering of workforce optimization products designed to manage, analyze and improve the customer service function. We intend to continue investing in research and development to enhance the functionality, effectiveness and ease of use of our Impact 360 solution, as well as to expand the number of third-party applications with which our software can readily integrate.

Maximize sales to existing customers.   We have a large installed base of customers, many of which currently utilize only a subset of our workforce optimization products or have not deployed our products in all of their contact centers or elsewhere throughout their customer service operations. We believe these customers represent a significant opportunity for us to generate additional sales of complementary products and services. Impact 360 has been designed to enable cross-selling and upselling of additional products to customers already utilizing our software. During 2005, approximately 75% of our license revenue was generated by sales to existing customers.

Capitalize on the growing adoption of VoIP.   Our Impact 360 solution fully supports VoIP telephony infrastructure. As companies upgrade to VoIP telephony infrastructure in their customer service operations, they will typically need to upgrade their workforce optimization solutions. This dynamic provides us with a unique opportunity to displace competitive solutions with Impact 360, and we intend to aggressively pursue companies engaging in telephony infrastructure upgrades. In addition, because VoIP provides small and medium-sized businesses with a new opportunity to deploy workforce optimization solutions at a more reasonable price, we have the opportunity to sell Impact 360 to a segment of the market that has historically been unable to afford these solutions. In order to address this opportunity, we have created a version of Impact 360 specifically designed to meet the needs of small and medium-sized businesses.

Expand our indirect sales channel.   Historically, the majority of our sales have been driven by our direct sales force. In recent years, we have significantly bolstered our indirect sales channel through reseller, distributor and OEM arrangements with key hardware and service providers in the contact center market. For example, Avaya, an OEM provider, bundles our workforce optimization software products with sales of its converged communications (TDM and IP) infrastructure hardware solutions. We have also announced a similar OEM agreement with Nortel. We are also seeking to expand our relationships with and among systems integrators. In addition to broadening our overall sales leverage, we believe these channel partnerships provide an efficient means to enable us to penetrate one of the fastest growing segments in the contact center industry, the small and medium-sized business segment.

Expand our business through strategic acquisitions.   We intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations and enhance our position in the workforce optimization market. Since 2003, we have completed two significant acquisitions. In 2003 we acquired Eyretel Plc, which strengthened our market presence internationally and expanded our capabilities in the compliance recording market, and in 2005 we acquired Blue Pumpkin Software, Inc. a leading provider of workforce management products.

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

As of December 31, 2005, we had 270 associates (including over 176 contractors in Asia) engaged in research and development activities. Research and development expenditures, exclusive of acquired in-process research and development, for the years ended December 31, 2005, 2004 and 2003 were $26.7 million, $20.9 million and $18.0 million, respectively. We anticipate our research and development costs as a percentage of total revenue will decrease in 2006 as compared to 2005.

Competition

Our software and services compete in the emerging market for products that record and analyze customer interactions and provide electronic learning applications. This market is intensely competitive and experiences rapid changes in technology. We believe that we compete effectively and that we enjoy a competitive advantage based upon:

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

•       ability to effectively integrate products into customers’ environments;

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

Patents.   As of December 31, 2005, we had nine U.S. and three international patents We cannot assure you that we will file new patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

Trademarks and service marks.   As of December 31, 2005, we had eight registered trademarks in the U.S. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks, or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our “eQuality” trademark and its variations that predate our use and the April 30, 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

Availability of Reports and Other Information.

Our corporate Web site is http://www.witness.com. We make available on this Web site, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. In addition, the Commission’s Web site is http://www.sec.gov. The Commission makes available on its Web site, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our Web site or on the Commission’s Web site is not part of this Annual Report on Form 10-K

Item 1A.                Risk Factors

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

Because our products have a long sales cycle, it is more difficult to plan our expenses and forecast our results; and our operating results may fail to meet investor expectations and may fluctuate materially from period to period, which may adversely affect our stock price.

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

•       economic factors;

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

Throughout much of our history, we have experienced losses. As a result of our prior operating losses, we had an accumulated deficit of $42.3 million as of December 31, 2005. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

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

We derived revenues of $84.6 million and $68.1 million in 2005 and 2004, respectively, from customers located outside the United States. Our operations outside of the United States at December 31, 2005, consisted of operations located in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

With our acquisitions of Blue Pumpkin in January 2005 and Optimis in May 2005 both of which have sales outside of North America, we have expanded our international operations, and we intend to continue to expand our international operations through additional acquisitions, internal business expansion and strategic business relationships. These efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or, if we do, we may not be able to grow or to maintain adequate profit margins in these markets. Because of the complex nature of our international expansion, it may adversely affect our business and operating results. International expansion and sales are subject to many risks, including the following:

•       limited development of an international market for our software and services;

•       expanding and training our international sales force and support operations;

•       higher costs of employment in certain international locations;

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

We believe that our future success will depend on maintaining a productive direct sales force. Historically, it has taken us up to six months to train new sales personnel before they reach an acceptable level of productivity. We have also experienced difficulty in recruiting sales personnel with experience in computer and telephone integration technologies. We cannot assure you that we will be able to continue to manage turnover and hire new sales personnel to meet our needs. If the personnel we hire are less qualified than we expect, it may take us more time to train them before they reach an acceptable level of productivity, which could increase our costs and reduce our revenue.

If we are unable to expand the distribution of our products through indirect sales channels, our business and operating results could be materially adversely affected.

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue, excluding hardware revenue,  from our indirect sales channel represented approximately 41% and 32% of total product revenue in 2005 and 2004, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

Our heavy reliance on sales of our quality monitoring and Workforce Management software exposes us to risks of obsolescence due to changes in competitive product offerings.

We have derived a substantial portion of our product revenues from sales of our quality monitoring and Workforce Management software products. We expect revenue from these products to continue to account for a significant portion of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and adversely affect profitability.

If we fail to develop new software or improve our existing software, we may not be able to remain competitive.

The markets for our products are characterized by rapidly changing technology, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to continue to advance our technology. We have also found that the technological life cycles of our products are difficult to estimate, partially because of changing demands of our customers. We believe that our future success will depend on our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to anticipate customers’ future needs and to continue to make substantial product development investments. Although we are presently developing a number of product enhancements to our product suites, we cannot assure you that these enhancements will be completed on a timely basis or gain customer acceptance. In addition, failure to develop new software or improve existing software products may adversely affect our ability to maintain our maintenance renewal rate which could adversely affect our revenue.

We have recently introduced Impact 360, which combines a new software architecture with new combinations of our products. Our business concept in doing so is to create incremental value for our customers and to win business away from competitors whose product offerings are more limited and require the customer to make additional hardware purchases to obtain the solutions that our Impact 360 product offering provides in an integrated suite. While we plan and expect that this lower total cost of ownership will be well received in the marketplace, we can offer no assurance that our new Impact 360 offering will be successful. If our Impact 360 product offerings do not meet with commercial success, our business would be materially and adversely affected.

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

•       development personnel affected by time, distance and language differences;

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

Our software is used in a complex operating environment that requires its integration with computer and telephone networks and other business software applications. If our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases, large deductibles or co-insurance requirements on us, our business, financial position, and results of operations could be adversely affected.

If an original equipment manufacturer that is part of our indirect sales channel experiences technical difficulties, our product sales through that channel may be adversely affected.

Our indirect sales channel accounts for an increasingly large share of our total sales. When we sell our software through an original equipment manufacturer, or OEM, our software is embedded in the OEM’s product, which we sometimes refer to as the ‘environment’ for our software. When the OEM’s product uses our software, there is a risk that the ‘environment’ will fail or that it will not achieve the compatibility with our product that we and the OEM seek. If this happens, our software might not function properly, or the OEM might sell less of it, or both, which could have a material adverse effect on our revenues, operating cash flows and the growth of our business.

Our software may contain undetected errors or “bugs,” resulting in harm to our reputation and operating results.

Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. We cannot assure you, despite testing by us and by current and prospective customers, that errors will not be found in new products or product enhancements after commercial release. Any errors found may cause substantial harm to our reputation and result in a loss in revenue and additional unplanned expenses to remedy any defects.

If our advanced compliance recording applications fail to record 100% of our customers’ interactions, we may be subject to liability and our reputation may be harmed.

Many of our customers use our advanced compliance recording applications to record and store interactions with customers to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record 100% of our customers’interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed.

If we are unable to maintain the security of our systems, our business, financial condition and operating results could be harmed.

The occurrence or perception of security breaches in the operation of our business or suffered by third parties using our products could harm our business, financial condition and operating results. Our customers use our products to compile and analyze highly sensitive or confidential information. We may come into contact with such information or data when we perform support or maintenance functions for our customers. While we have internal policies and procedures for employees performing these functions, the perception that we have improperly handled sensitive, confidential information could have a negative effect on our business. If, in handling this information, we fail to comply with privacy or security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. If personal information is received or used from sources outside the U.S., we could be subject to civil, administrative or criminal liability under the laws of other countries. In addition, while we implement sophisticated security measures, third parties may attempt to breach our security or inappropriately use our products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information may be improperly obtained and we may be subject to lawsuits and other liability. Any internal or external security breaches could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products.

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

Our success and ability to compete depends to a significant degree upon our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties to establish and protect our proprietary rights. These measures may not be sufficient to protect our proprietary rights, and we cannot be certain that third parties will not misappropriate our technology and use it for their own benefit. Also, most of these protections do not preclude our competitors from independently developing products with functionality or features substantially equivalent or superior to our software. Any infringement of our proprietary rights could negatively affect our future operating results.

As of December 31, 2005, we had eight registered trademarks in the U.S., nine U.S. and three international patents. We cannot assure you that we will file new patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could negatively affect our future operating results.

Claims by other companies that our software infringes their intellectual property could require us to incur substantial costs or prevent us from selling our software or services.

It is possible that third parties will claim that we have infringed their current or future products. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, which are generally uninsurable, could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively affect our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources.

For example, claims have been asserted against us in lawsuits involving Knowlagent, IEX, STS and NICE (as described in Item 3, “Legal Proceedings”, of Part I). We cannot assure you that we will be successful in defending against the claims that have been asserted or any other claims that may be asserted. We also cannot assure you that such claims will not have a material adverse effect on our business, financial condition, or operations. Defending infringement claims or other claims involves substantial costs and diversion of management resources. In addition, to the extent we are not successful in defending such claims, we may be subject to injunctions with respect to the use or sale of certain of our products or to liabilities for damages to the claimants or to customers to whom we have indemnification commitments, and we may be required to obtain licenses which may not be available on reasonable terms. In addition, we cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, users of our software may become subject to claims if our software is alleged to infringe the intellectual property rights of others. These software users could attempt to hold us responsible for these claims and any resulting harm they suffer. If a patent claim against us were to be successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Such a result could have a material adverse effect on our business, financial condition and results of operations.

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

Our customers ordinarily purchase installation, training and maintenance services together with our products. The functionality of our products is not dependent on our installation and training services. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory to our customers, the customers may choose not to use our installation services or they may not license our software in the future. As a result, we would lose licensing and services revenue, and it could harm our reputation. In addition, our revenues realized from the performance of maintenance services are material to our operating results, and a failure to provide adequate maintenance support to our customers would result in reduced maintenance revenues and have an adverse effect on our operating results.

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

A number of customers expect us to source hardware to support the implementation of our software. We seek to reduce the amount of hardware sales in the future and have transferred the fulfillment of hardware orders to third-party distributors. Thus, we are largely dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are subject to the following risks due to our hardware distribution system:

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives, directors and attorneys. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources. We have reported a material weakness in internal control over financial reporting which we found in connection with our evaluation of controls and procedures as of December 31, 2005. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Failure to maintain effective internal controls over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

We recently issued 4.7 million new shares during our secondary offering of our Common stock. We also issued 2.1 million new shares and granted approximately 650,000 options to purchase shares of our common stock in connection with acquisitions in 2005, which will result in dilution to our existing stockholders and may cause our stock price to decline.

During our secondary offering of our common stock, we issued 4.7 million shares of common stock in December 2005. Also, as part of the merger consideration in our acquisition of Blue Pumpkin in January 2005, we issued a total of 2.1 million shares of common stock to former Blue Pumpkin shareholders. In addition, we issued employee stock options to purchase approximately 650,000 shares of common stock in connection with this acquisition and the acquisition of Optimis in May 2005. The issuance of a significant amount of additional shares of common stock results in dilution to our existing shareholders and could reduce our earnings per share, which in turn could negatively affect the market price of our common stock. A significant amount of common stock coming on the market at any given time could result in a decline in the price of our common stock or increased volatility.

Our performance may be negatively affected by macro-economic or other external influences.

Beginning in 2000, a declining United States economy adversely affected the performance of many businesses, especially within the technology sector. Reductions in the capital budgets of our customers and prospective customers have an adverse impact on our ability to sell our solutions. Until late in 2003, we continued to experience effects from a weak spending environment for information technology in both the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. If the current improvements now being seen in the general business climate do not continue, this would likely have a material adverse effect on our business.

Government regulation of telephone and Internet monitoring could cause a decline in the use of our software, result in increased expenses for us or subject our customers and us to liability.

As the telecommunications industry continues to evolve, state, federal and foreign governments (including supranational governmental organizations such as the European Union) and industry associations may increasingly regulate the monitoring of telecommunications and telephone and Internet monitoring and recording products, such as our software. We believe that increases in regulation could come in the form of a number of different kinds of regulations, including regulations regarding privacy, protection of personal information such as Social Security numbers, credit card information and employment. For example, the State of California enacted the Database Security Breach Act, which requires any business that suffers a computer security breach to immediately notify customers in California if personal information has been compromised, and the Payment Card industry has adopted regulations that require additional security regarding the storage of consumers’ credit card numbers. The adoption of any new regulations or changes to existing regulations could cause a decline in the use of our software and could result in increased expense for us as we modify our software to accommodate these regulations. Moreover, these regulations could subject our customers or us to liability. Whether or not these regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our software. If any of these events occur, it could materially and adversely affect our business.

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

Item 1B.     Unresolved Staff comments

We have not received any written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our fiscal year ended December 31, 2005, thus, no issues remain unresolved.

Item 2.        Properties

Our principal administrative, marketing, product development, training and support facilities are located in Roswell, Georgia, a suburb of Atlanta, where we lease approximately 96,400 square feet under a lease that expires in 2007. We occupy approximately 26,000 square feet in Leatherhead, United Kingdom under a lease that expires in 2014, which includes administrative, marketing, product development and support facilities. In addition, we lease a total of 28 offices in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, the Netherlands, Singapore, South Africa, and the United Kingdom. We believe our facilities are in good operating conditions, suitable and adequate for our current and expected near-term requirements.

Item 3.        Legal Proceedings

From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. (“Knowlagent”), which is the assignee of United States (“U.S.”) Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. On June 6, 2005, the Court held a claim construction hearing and issued a claim construction order on June 8, 2005. The case is now proceeding to expert discovery and summary judgment phases.

On July 20, 2004, STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE Systems, Ltd. (“NICE Ltd.”), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us (“New York Action”). The New York Action asserts that our products, including eQuality ContactStore for IP, infringe United States (“U.S.”). Patent No. 6,122,665 (“the ‘665 patent”) and seeks only injunctive, not monetary, relief. On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District of Georgia (“Georgia Action”). We seek a declaration from the court that we have not infringed any valid claim of the ‘665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. On July 7, 2005, the Court also granted STS leave to amend its complaint to add three patents to the dispute, namely: U.S. Patent Nos. 6,865,604; 6,871,229; and 6,880,004 (respectively, “the ‘604 patent,” “the ‘229 patent,” and “the ‘004 patent”; collectively, “the STS patents”), again seeking solely injunctive relief. We answered the first amended complaint and asserted counterclaims on July 29, 2005, collectively, through which we deny infringement of any valid claim of the STS patents and seek a declaration to that effect. The case has been set on a discovery calendar and is at a preliminary stage.

On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. (“NICE Inc.”), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement. Specifically, we have alleged that NICE products, including the NiceUniverse products that include screen capture and synchronized screen and voice capture technologies, infringe claims of U.S. Patent Nos. 5,790,798 (“the ‘798 Patent”) and 6,510,220 (“the ‘220 Patent”), both entitled “Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location.” We have sought an injunction and money damages for NICE’s infringement of these two patents. NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity. Since then, on February 24, 2005, we filed suit against NICE Ltd. because of its infringing activities in violation of the ‘798 and ‘220 patents, including importation of the accused NICE products. By order dated April 5, 2005, the court has consolidated the NICE Inc. and NICE Ltd. actions. The case has been set on a modified discovery calendar after consolidation and is at a preliminary stage.

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX’s lawsuit seeks actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees, and an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent.

On October 4, 2005, Blue Pumpkin filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against IEX Corporation alleging patent infringement. Specifically, Blue Pumpkin has alleged that IEX products infringe claims of U.S. Patent No. 6,952,732 (“the ‘732 Patent”), entitled “Method and apparatus for multi-contact scheduling.” Blue Pumpkin’s lawsuit seeks an injunction and money damages for IEX’s infringement of the ‘732 Patent.

On December 15, 2005, IEX and Blue Pumpkin reached an agreement to settle all claims asserted between them in both the Texas and Georgia cases, subject to a number of contingencies including negotiation, execution and delivery by the parties of a definite settlement agreement prior to a deadline established by the court , currently March 15, 2006. The terms of the settlement are confidential. We expect to recover more than half of the settlement amount and related litigation costs from the escrow fund that was established with a portion of the purchase price in connection with our acquisition of Blue Pumpkin. As of December 31, 2005, we have accrued the balance of the anticipated settlement costs and do not expect that the settlement will require any additional material charges. (See Note 5 to the Consolidated Financial Statements included elsewhere in this report for discussion of the Blue Pumpkin acquisition).

While we currently expect to reach a definitive settlement with IEX, a number of terms that we view as significant remain under negotiation, and we cannot assure you that we will be able to reach a definitive settlement agreement on terms acceptable to us. If a definitive settlement agreement is not reached, the litigations between IEX and Blue Pumpkin will go forward. In the case of IEX’s lawsuit against Blue Pumpkin, a trial date will be set by the court, most likely in the late spring of 2006. Blue Pumpkin’s lawsuit against IEX is in a more preliminary stage and would be unlikely to reach trial before 2007. If the litigations proceed to trial, we intend to defend against IEX’s claims vigorously and to pursue Blue Pumpkin’s claims against IEX vigorously, but we are unable to predict the outcome of either case or to assess what, if any, impact an adverse result would have on our financial position, results of operations or cash flows.

On November 25, 2005, Blue Pumpkin filed in the Tokyo District Court a lawsuit against P&W Solutions Co., Ltd. (“P&W”) alleging that P&W has infringed copyrights in Blue Pumpkin Director Enterprise Version 33 software. P&W has filed an answer, and the case is at a preliminary stage.

On January 19, 2006, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. and NICE Systems, Ltd. (collectively “NICE”), alleging patent infringement. Specifically, we have alleged that NICE products, including NicePerform and related products that include the ability to monitor communications to detect the presence of at least one predetermined parameter, infringe claims of U.S. Patent No. 6,404,857 B1 (“the ‘857 Patent”), entitled “Signal Monitoring Apparatus for Analyzing Communications.” We have sought an injunction and money damages for NICE’s infringement of the ‘857 patent. NICE has not yet responded to the complaint, and this case is at a preliminary stage.

We are not party to any significant litigation or legal proceedings, including those summarized above, that we believe could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

Item 5.        Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “WITS”. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq Stock Market in each of the last eight quarters.

	High	Low
Year Ended December 31, 2005:
Fourth quarter	$22.12	$18.28
Third quarter	$21.10	$16.90
Second quarter	$18.58	$15.68
First quarter	$20.00	$16.11
Year Ended December 31, 2004:
Fourth quarter	$18.21	$14.12
Third quarter	$17.14	$9.64
Second quarter	$15.21	$10.33
First quarter	$14.05	$8.61

The closing sale price of our common stock as reported by the Nasdaq Stock Market on February 28, 2006 was $23.43.

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

Holders.   As of February 28, 2006, we had approximately 149 holders of record of our common stock. We believe that we have more than 3,600 beneficial owners.

Issuer Purchases of Equity Securities

In 2002, our Board of Directors authorized a stock repurchase program to spend up to $10.0 million to repurchase our common stock. As of December 31, 2005, we had repurchased 1.0 million shares of our common stock for $3.1 million, which were constructively retired. As at December 31, 2005, 6.9 million shares are available for repurchase. However, we have not repurchased our common stock since 2003 and do not presently plan to repurchase additional common stock.

Item 6.        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (in thousands except for per share data):

	Year Ended December 31,
	2005(a)	2004	2003(b)	2002	2001
Statement of Operations Data:
Revenue:
Product	$74,186	$57,620	$46,238	$33,383	$39,926
Services	111,185	83,715	61,799	34,303	22,596
Total revenue	185,371	141,335	108,037	67,686	62,522
Cost of revenue:
Product	19,057	13,784	11,580	1,132	602
Services	42,204	32,594	24,278	12,286	10,448
Total cost of revenue	61,261	46,378	35,858	13,418	11,050
Gross profit	124,110	94,957	72,179	54,268	51,472
Operating expenses:
Selling, general and administrative	85,718	65,051	60,003	40,439	40,968
Research and development	26,706	20,856	18,036	15,090	13,611
Merger-related and integration costs	4,224	498	7,865	—	—
Acquired in-process research and development and related charges	9,000	—	7,840	—	4,823
Operating (loss) income	(1,538)	8,552	(21,565)	(1,261)	(7,930)
Interest and other income, net	963	1,206	1,303	1,570	2,866
(Loss) income before provision for income taxes	(575)	9,758	(20,262)	309	(5,064)
Provision for income taxes	2,688	312	307	261	116
Net (loss) income	$(3,263)	$9,446	$(20,569)	$48	$(5,180)
Net (loss) income per share:
Basic	$(0.12)	$0.40	$(0.94)	$0.00	$(0.23)
Net (loss) income per share:
Diluted	$(0.12)	$0.36	$(0.94)	$0.00	$(0.23)
Weighted-average common shares outstanding:
Basic	27,419	23,361	21,991	22,626	22,258
Diluted	27,419	26,084	21,991	23,524	22,258
Balance Sheet Data:
Cash and cash equivalents	$111,751	$42,641	$21,517	$30,089	$9,297
Working capital	124,801	60,114	28,697	59,435	55,953
Total assets	261,586	124,499	104,035	87,141	84,166
Total stockholders’ equity	206,970	74,374	49,995	65,074	66,054

(a)    We commenced the consolidation of Blue Pumpkin Software, Inc. and Optimis Group limited on January 25, 2005 and May 24, 2005, respectively.

(b)   We commenced the consolidation of Eyretel plc on March 22, 2003.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under Item1A “Risk Factors” beginning on page 7. The following will be discussed and analyzed:

•       Overview

•       Critical Accounting Policies and Estimates

•       Results of Operations

•       Liquidity and Capital Resources

Overview

We are a leading provider of workforce optimization software and services that enable companies to optimize workforce performance in their customer service operations. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function. These solutions may be deployed throughout a customer’s enterprise—including in contact centers, back offices and branch offices—to enable the customer to capture information derived from contacts with its customers, analyze the information in relation to key performance indicators, act upon the information to improve the overall customer experience, and manage the staffing, training and performance measurement of its personnel involved in all aspects of customer service.

Our Impact 360 solution is an integrated offering of software products that provide comprehensive workforce optimization functionality, including quality monitoring and high-volume compliance recording, workforce management, performance management and electronic learning, or e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or “CSR”s, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record 100% of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

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

We intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market. In 2005, 2004 and 2003, approximately 41%, 32% and 31%, respectively, of our license revenue has been derived from the indirect sales channel.

We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as pre-packaged solutions, which add capabilities such as performance analysis and e-learning management to our core quality monitoring and workforce management solutions. We also believe the market shift from traditional hardware based recording to VoIP represents a significant growth opportunity and our software solutions support both of these recording environments. In addition, we believe our product offerings can be marketed toward branch-office and back-office initiatives for business process monitoring, which represents a new market for us. Factors that may impact our ability to grow our product revenue, however, include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

We also plan to grow our services revenue in concert with our product revenue. When our customers license our products, they generally purchase installation, training and one year of support services. Therefore, as we generate product revenue, we also generate related services revenue. In addition, our customers generally renew their maintenance contracts with us each year. Therefore, our maintenance revenue increases as our customer base increases. Factors that may influence our ability to grow our services revenue, however, include our ability to continue to increase product revenues, provide services that enable and enhance our customers’ ability to improve the efficiency and effectiveness of their call center operations and our ability to maintain a high level of customer success and satisfaction.

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have extended our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Acquisition Agreement and Plan of Reorganization, dated December 16, 2004 (the “Acquisition Agreement”), we paid $40 million in cash which was funded from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Approximately ten percent of the aggregate acquisition consideration was placed into escrow to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigations and breaches of Blue Pumpkin’s representations, warranties or covenants in the purchase agreement. Blue Pumpkin has tentatively reached a settlement in the litigation with IEX, and in partial satisfaction of the potential losses expected to result from the settlement and other claims that Witness has made against the escrow fund, the escrow fund is expected to be released to Witness. See Note 5 of the Consolidated Financial Statement included elsewhere in this report for discussion of the Blue Pumpkin acquisition.

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration that was financed from our existing cash and investments. Ten percent of the aggregate acquisition consideration is being held in escrow until May 23, 2006.The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the purchase agreement and certain pending and potential claims. In 2005, the Compensation Committee of our Board of Directors approved stock option awards for approximately 650,000 shares of Witness common stock to certain Blue Pumpkin and Optimis employees as an inducement to join Witness. These inducement options have an exercise price equal to the market value on the date of the grant, subject to standard provisions for termination, forfeiture and acceleration, and are exercisable for five years from the date of grant. The inducement options will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

During 2005, 2004 and 2003, 46%, 48% and 45%, respectively, of our revenue was derived from customers outside the United States. We had 619 full-time employees, excluding approximately 176 contractors located in the Asia-Pacific region, at December 31, 2005, compared to 485 at December 31, 2004 and 497 at December 31, 2003. As of December 31, 2005, 198 full-time employees were located outside the United States.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, accounting policies and judgments including those related to revenue recognition, the collectibility of receivables, accounting for acquisitions, impairment of long-lived assets, income taxes and stock-based compensation to ensure that our financial statements are presented fairly and in accordance with Generally Accepted Accounting Principles (“GAAP”). We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions and such differences could be material. Management believes that the following accounting policies and estimates are critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

Accounting for Acquisitions.   Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and integration costs. In recording the Blue Pumpkin and Optimis acquisitions in 2005, significant judgment was required in estimating:

•       valuation of deferred revenue,

•       valuation of intangible assets and acquired in-process research and development,

•       other liabilities existing at the time of acquisition.

Changes to purchase price estimates are reflected as adjustments to goodwill and/or other acquired assets to the extent information was requested but not received at the date of acquisition. Other adjustments are reflected in our results of operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if circumstances indicate their value may no longer be recoverable.

Impairment of Long-Lived Assets.   Long-lived assets, such as property and equipment and intangible assets, are accounted for in accordance with Statement of Financial Accounting Standards

(“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-lived Assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

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

If we were to recognize the tax benefit associated with our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods. Furthermore, the utilization of deferred tax assets, primarily net operating loss carryforwards arising from acquisitions, has resulted and will continue to result in a reduction in goodwill and the recognition of tax expense associated with the purchased deferred tax assets. The adoption of SFAS 123R, as noted below, will potentially result in tax benefits that are currently difficult to predict.

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

Stock-Based Compensation.   We have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment which, among other things, requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, we expect to adopt SFAS 123R using the modified prospective method. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but not on our cash flows

Results of Operations

The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product	40%	41%	43%
Services	60	59	57
Total revenue	100	100	100
Cost of revenue:
Product	10	10	11
Services	23	23	22
Total cost of revenue	33	33	33
Gross profit	67	67	67
Operating expenses:
Selling, general and administrative	46	46	56
Research and development	15	15	17
Merger-related and integration costs	2	0	7
Acquired in-process research and development	5	0	7
Operating (loss) income	(1)	6	(20)
Interest and other income, net	1	1	1
(Loss) income before provision for income taxes	0	7	(19)
Provision for income taxes	2	0	0
Net (loss) income	(2)	7	(19)

Impact of Blue Pumpkin and Optimis Acquisitions

The acquisition of Blue Pumpkin and Optimis in 2005 increased our reported revenues in 2005 by an estimated $25 million compared to the same period in 2004. Operating expenses, expressed as a percentage of total revenue, also increased in 2005 compared to the same period in 2004 due to a charge of $9.0 million in acquired in-process research and development costs, an increase of $3.7 million in merger-related and integration costs and additional intangible asset amortization of $ 9.3 million.

Revenue

Total revenue increased by 31% to $185.4 million in 2005 compared to 2004 and 31% to $141.3 million in 2004 compared to 2003. The increase in total revenue can be attributed to both continued growth of our business and growth through acquisition. The number of installed customer sites grew to 4,209 sites at the end of 2005 from 2,799 sites at the end of 2004 and 2,341 sites at the end of 2003. International revenue increased 24 % in 2005 compared to 2004 and 41% in 2004 compared to 2003. The weakening of the U.S. dollar against certain foreign currencies increased revenue by approximately 0.1% in 2005 compared to 2004 and 5% in 2004 compared to 2003.

Product revenue includes software revenue and hardware revenue. Hardware sales are incidental to our business and we are working toward transitioning our customers to third-party hardware suppliers. We expect hardware revenue to decline in the future. Product revenue, excluding hardware revenue of $5.7 million in 2005, $7.6 million in 2004 and $6.3 million in 2003, increased 37% and 25% in 2005 and 2004, respectively, compared to prior years. The increase in software revenue growth in 2005 is attributed to our expanded product line resulting from our acquisitions of Blue Pumpkin and Optimis which are included in our results effective January 25, 2005 and May 24, 2005, respectively.

Product revenue as a percentage of total revenue has decreased slightly over the past three years due to lower hardware sales and increased services revenue, as discussed below. Our product pricing has remained relatively consistent over the past three years. The percentage of product revenue, excluding hardware revenue, derived from our indirect sales channel increased to 41% in 2005 from 32% in 2004 and 31% in 2003. This increase results from our strategy to expand our indirect sales channels.

New customers accounted for 25%, 22% and 27%, respectively, of product revenue, excluding hardware revenue, in 2005, 2004 and 2003, with the balance of revenue representing follow-on revenue from our existing customer base. We receive follow-on revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. We expect to generate the majority of our product revenue from existing customers during 2006.

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 33% to $111.2 million in 2005 compared to 2004 and 35% to $83.7 million in 2004 compared to 2003. The increases were due to installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate during 2006. Our services pricing has remained consistent over the past three years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue in 2006.

Cost of Revenue

Total cost of revenue increased 32% to $61.3 million in 2005 compared to 2004 and 29% to $46.4 million in 2004 compared to 2003. Expressed as a percent of revenue, gross profit margins have remained constant at 67% in 2005, 2004 and 2003. Excluding hardware and the amortization of intangible assets resulting from acquisitions, gross margins have remained consistent at 74% in 2005, 2004 and 2003. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant in 2006.

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs. Amortization of acquired technology was $9.2 million in 2005 and $4.4 million and $4.1 million in 2004 and 2003, respectively. The increase in the amortization of acquired technology in 2005 was due to the acquisition of Blue Pumpkin. Cost of hardware revenue was $5.8 million $7.3 million and $5.7 million in 2005, 2004 and 2003, respectively. We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future. Cost of product revenue, excluding amortization of acquired technology and hardware costs, increased 24% in 2005 compared to 2004 and 12% in 2004 compared to 2003. The increase in 2005 was primarily due to increased royalties due to third parties for software included in our product offerings. Expressed as a percentage of product revenue, excluding hardware, the cost of such revenue, excluding amortization of intangible assets was, 6%, 4% and 5% in 2005, 2004 and 2003, respectively. As we develop upgrades of our existing products and add new offerings to our product suite, we may add additional third-party technology into our products, which would increase the cost of product revenue in the future.

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 29% to $42.2 million in 2005 compared to 2004 due primarily to an increase in the number of employees and contractors engaged in customer support services mainly as a result of the Blue Pumpkin and Optimis acquisitions. Cost of services revenue increased 34% to $32.6 million in 2004 compared to 2003 primarily due to an increase in the number of employees engaged in installation, training, consulting, and customer support services primarily due to the Eyretel acquisition. Cost of services revenue as a percentage of services revenue decreased to 38% in 2005 from 39% in 2004 and 2003. We anticipate that our services margins will remain relatively constant in 2006. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. SG&A expense increased 32% to $85.7 million in 2005 compared to 2004 due primarily to higher amortization expenses and the increased size of our Company due to acquisitions of Blue Pumpkin and Optimis. SG&A expense increased 8% to $65.1 million in 2004 compared to 2003. This increase was due to the increased size of our company after the Eyretel acquisition and due to a full-year of amortization of intangible assets acquired in 2003. In 2006, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth as compared to the same period in 2005.

Research and Development.   Research and development (“R&D”) expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue. As of December 31, 2005 and 2004, $0.5 million and $0.8 million, respectively, in software development costs were capitalized of which $0.5 million and $0.4 million was amortized to cost of product revenue in 2005 and 2004, respectively. R&D expenses increased 28% to $26.7 million in 2005 compared to 2004 primarily due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition. R&D expenses increased 16% to $20.9 million in 2004 compared to 2003 due to an increased number of contractors engaged in research and development activities. We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2006 as compared to 2005.

Merger-related and Integration Costs.   We incurred merger-related and integration costs of $4.2 million in 2005, primarily due to the Blue Pumpkin and Optimis acquisitions. We incurred merger-related costs of $0.5 million during 2004 and $7.9 million during 2003 due to the Eyretel acquisition. The 2005 merger-related and integration costs are comprised primarily of costs of transitional employees and other contractors, travel costs, legal costs and advertising costs. In March 2003, our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million was paid in March 2005.

Acquired In-Process Research and Development.   During 2005, we estimated that $9.0 million of the purchase price of Blue Pumpkin represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was determined with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

In 2003, we determined that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was calculated with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

Interest and Other Income, Net

Interest and other income, net for year 2005, 2004 and 2003, respectively is as follows (in thousands)

	2005	2004	2003
Interest income	$ 1,240	$ 1,010	$ 780
Foreign currency (loss) gain	(173)	256	353
Other (expense) income	(104)	(60)	170
	$ 963	$ 1,206	$ 1,303

Interest and other income, net decreased 20% to $1.0 million in 2005 compared to 2004 due primarily to a decreased interest income resulting from lower investment balances as a result of the acquisitions of Blue Pumpkin and Optimis. Interest and other income, net decreased 7% to $1.2 million in 2004 compared to 2003 due primarily to decreased interest income resulting from lower yields and lower investment balances as a result of the acquisition of Eyretel which was paid for in cash. We expect that interest and other income, net will increase in 2006 compared to 2005 due to higher cash and investment balances resulting from our common stock offering in December 2005.

Provision for Income Taxes

We recorded a provision for federal alternative minimum tax, deferred taxes and foreign income tax in 2005, a provisions for federal alternative minimum tax and foreign income tax in 2004 and provisions for foreign income tax in 2003, net of federal tax benefits. Of the $2.7 million provision for the year ended December 31, 2005, $2.1 million related to the utilization of a portion of the of deferred income tax assets, primarily net operating loss carry-forwards, acquired in the 2005 acquisition of Blue Pumpkin. Because a full valuation allowance was recorded against these assets, the benefit from the utilization of these deferred income tax assets in 2005 was credited as a reduction to goodwill.

The provision for income taxes in 2005, 2004 and 2003 benefited from the utilization of net operating loss carryforwards from prior years. We have net operating loss carryforwards aggregating $82.2 million for U.S. income tax purposes and $37.7 million for foreign income tax purposes remaining as of December 31, 2005. We expect that the provision for income taxes in 2006 will benefit from the utilization of these net operating loss carryforwards. However, the utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for deferred income tax assets and goodwill or intangible assets and the recognition of deferred income tax expense.

Quarterly Results of Operations

The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the two-year period ended December 31, 2005, as well as the percentage of total revenue represented by each item. The information has been derived from our unaudited consolidated financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. The unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments that we consider to be necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005(a)	Mar. 31, 2005(a)	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(in thousands)
Revenue:
Product	$ 20,595	$ 18,306	$ 18,918	$ 16,368	$ 15,655	$ 13,925	$ 14,138	$ 13,902
Services	30,297	28,843	27,253	24,791	23,053	21,332	20,280	19,050
Total revenue	50,892	47,149	46,171	41,159	38,708	35,257	34,418	32,952
Cost of revenue:
Product	5,253	4,543	4,928	4,332	3,423	2,737	3,714	3,910
Services	11,095	10,801	10,784	9,525	8,259	8,036	8,363	7,936
Total cost of revenue	16,348	15,344	15,712	13,857	11,682	10,773	12,077	11,846
Gross profit	34,544	31,805	30,459	27,302	27,026	24,484	22,341	21,106
Operating expenses:
Selling, general and administrative	22,696	21,601	21,505	19,913	17,388	16,422	15,702	15,539
Research and development	6,682	6,938	6,892	6,195	5,548	5,470	4,963	4,875
Merger-related and integration costs	581	1,059	925	1,659	(177)	152	155	368
Acquired in-process research and development	—	—	—	9,000	—	—	—	—
Operating income (loss)	4,585	2,207	1,137	(9,465)	4,267	2,440	1,521	324
Interest and other income, net	523	245	56	138	463	435	137	171
Income (loss) before provision for income taxes	5,108	2,452	1,193	(9,327)	4,730	2,875	1,658	495
Provision for income taxes	216	1,822	617	33	211	(68)	144	25
Net income (loss)	$ 4,892	630	$ 576	$ (9,360)	$ 4,519	2,943	$ 1,514	$ 470

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(as a percentage of total revenue)
Revenue:
Product	40%	39%	41%	40%	40%	39%	41%	42
Services	60	61	59	60	60	61	59	58
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	10	10	11	11	9	8	11	12
Services	22	23	23	23	21	23	24	24
Total cost of revenue	32	33	34	34	30	31	35	36
Gross profit	68	67	66	66	70	69	65	64
Operating expenses:
Selling, general and administrative	45	46	47	48	45	46	46	47
Research and development	13	15	15	15	14	16	15	15
Merger-related and integration costs	1	2	2	4	0	0	0	1
Acquired in-process research and development	0	0	0	22	0	0	0	0
Operating income (loss)	9	5	2	(23)	11	7	4	1
Interest and other income, net	1	1	0	0	1	1	0	0
Income (loss) before provision for income taxes	10	6	2	(23)	12	8	4	1
Provision for income taxes	0	4	1	0	0	0	0	0
Net income (loss)	10	2	1	(23)	12	8	4	1

(a)              We commenced the consolidation of Blue Pumpkin Software, Inc and Optimis on January 25, 2005 and May 23, 2005, respectively.

The increase in total revenue, beginning in the first and second quarters of 2005, reflects the consolidation of Blue Pumpkin and Optimis, which were acquired in January and May 2005, respectively. Our second and fourth quarters generally have higher product revenue than the first and third quarters due to our customers’ budgeting and spending patterns. Hardware sales included in product revenue in 2005 and 2004, respectively are as follows (in millions):

Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Revenue:
Hardware	$ 1.7	$ 0.8	$ 1.9	$ 1.3	$ 2.2	$ 1.2	$ 2.0	$ 2.3

Gross profit margins were negatively impacted in 2005 due primarily to the increase in the merger-related and integration expense as a result of Blue Pumpkin and Optimis acquisitions. Total operating expenses, excluding merger-related costs and acquired IPR&D, decreased as a percentage of total revenue during 2005 and 2004 as revenue growth exceeded cost increases. In 2005, we recorded $4.4 million of intangible assets amortization expense associated with the Blue Pumpkin and Optimis acquisition.

Our quarterly operating results, particularly product revenues, have experienced significant fluctuations in the past and we expect that this pattern will continue in the future. For instance, quarterly results may fluctuate based on the timing of sales due to customer calendar-year budgeting cycles, slow summer purchasing patterns and compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas. As a result of the foregoing and other factors, we believe that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance

Liquidity and Capital Resources

At December 31, 2005, we had $126.6 million in total cash and cash equivalents and investments, compared to $76.5 million at December 31, 2004. Working capital also increased by $64.7 million from $60.1 million at December 31, 2004 to $124.8 million at December 31, 2005. The increase is due to proceeds from the common stock offering during December 2005, offset by the cash portion of the acquisitions of Blue Pumpkin and Optimis

Cash flows provided by operating activities in 2005 were $4.3 million compared to $22.8 million in the same year-ago period. The cash flows provided by operations in 2005 were significantly impacted by payments of restructuring accruals and merger-related and integration costs and an increase in accounts receivable resulting from acquisitions. There are no significant merger-related and restructuring costs remaining as of December 31, 2005. Our accounts receivable days sales outstanding (“DSO”) at December 31, 2005 was 72 days, an increase of 6 days from December 31, 2004. This increase in DSO and the decrease in deferred revenue of $4.1 million in 2005, was primarily due to timing differences in payments received from customers. We expect our DSO to remain in the 70 day range and our deferred revenue balance to increase in 2006. Deferred revenue decreased $4.1 million in 2005 as a result of year-end maintenance renewal invoices outstanding.

Net cash flows used in investing activities increased during 2005 to $33.0 million compared to $18.3 million in the same year-ago period due to the acquisitions of Blue Pumpkin and Optimis. The cash portion of the Blue Pumpkin acquisition ($45.2 million or $41.5 million net of cash and cash equivalents acquired) was funded in part through the sale of investment securities totaling $30.9 million. We also paid $5.6 million for Optimis (or $4.3 million net of cash and cash equivalents acquired). In 2003, we used $10.0 million in net cash flows in investing activities from the acquisition of Eyretel, offset by the net proceeds of our investments. Capital expenditures of $5.7 million, $3.2 million and $2.2 million in 2005, 2004 and 2003, respectively, were primarily for computer equipment and leasehold improvements.

Net cash flows provided by financing activities in 2005 were $100.1 million compared to $13.3 million in 2004. The increase was due to $88.8 million in proceeds from the secondary offering of common stock completed in December 2005. Net cash flows provided by financing activities were $13.3 million and $1.3 million in 2004 and 2003, respectively, primarily due to proceeds from the exercise of stock options.

At December 31, 2005, we had $12.8 million available under a line of credit, which was net of outstanding letters of credit of $2.2 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, or LIBOR plus 300 basis points, and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. As of December 31, 2005, we were in compliance with all bank covenants.

We anticipate spending at least $5.5 million in capital expenditures in 2006 primarily for computer equipment and software. We believe that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems. We believe that our existing cash and investment balances, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditures for at least the next twelve months. In addition, the availability under our line of credit may be used to fund working capital requirements or future merger or acquisition transactions.

Market Risk

Our market risk exposure primarily relates to fluctuations in foreign exchange rates and interest rates. Except for the hedge transaction entered into in connection with the Eyretel acquisition, we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations. Due to the relative weakness of foreign currencies compared to the U.S. dollar, the translation of our subsidiaries cash denominated in foreign currencies reduced our December 31, 2005 cash balances by $2.3 million. Due to the relative strength of foreign currencies compared to the U.S. dollar during 2004 and 2003, foreign currency translations contributed $3.4 million and $4.1 million to our cash balances at December 31, 2004 and 2003, respectively.

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom that conduct transactions in either the local currency of the location or U.S. dollars. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes, Cummulative translation adjustment changes resulted in a decrease in stockholders’ equity of $1.9 million in 2005 and an increase of $1.0 million in 2004, respectively. Net foreign exchange (loss) gains reflected in our operating results were ($0.2) million, $0.3 million, and $0.4 million in 2005, 2004 and 2003, respectively.

Exposure to market rate risk for changes in interest rates relates to our investment portfolio and any potential borrowing. Our investments are made with capital preservation and liquidity as our primary objectives. We generally hold only high-grade investments such as commercial paper, corporate bonds, auction rate securities and U.S. government agency securities. To reduce our balance sheet exposure to variations in asset values, our investment policy guidelines specify that we invest in the highest investment grade securities and maintain a weighted average maturity of nine months or less for our entire portfolio. Our investment portfolio may contain securities with maturities of up to three years. While this minimizes our interest rate risk to asset values, our results are exposed to fluctuations in interest income due to changes in market rates.

Contractual Obligations and Off Balance Sheet Arrangements

As of December 31, 2005, our contractual cash obligations associated with lease obligations, operational restructuring and merger-related costs are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations	$17,851	$4,557	$5,920	$3,145	$4,229

As of December 31, 2005, we did not have any other material contractual commitments or any off-balance sheet arrangements.

Item 7A.                Qualitative and Quantitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this Report for a discussion of market risk.

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the reports of KPMG LLP, our independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported accurately and within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2005, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness discussed in Management’s Report on Internal Control Over Financial Reporting on page F-2 hereof.

Changes in Internal Controls.   There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of implementing the following remediation steps to address the material weakness referenced above:

•  Revise our policies and procedures related to the capitalization and depreciation of property and equipment including the addition of control procedures over the review of information input into our accounting system;

•  Revise our control procedures through the addition of more effective controls to ensure the accrual of certain period-end operating expenses; and

•  Implement formal policies, including quantitative and qualitative analysis, over the documentation and evaluation of unsubstantiated differences that individually or in the aggregate should be timely recorded.

Management’s Report on Internal Control over Financial Reporting.   See Part IV, Item 15 page F-2 for management’s report on internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2006 Annual Meeting of Stockholders proposed to be held on May 18, 2006, and the information included therein is incorporated herein by reference.

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

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Joel Katz, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Audit Fees and Services.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

a)                The following documents are filed as part of this report:

(c)           Exhibits

Exhibit Number	Description
2.1(12)

Merger Agreement and Plan of Reorganization by and among Witness Systems, Inc., Baron Acquisition Corporation, Blue Pumpkin Software, Inc., and, solely with respect to Article VIII and Article IX, Laurence R. Hootnick as Shareholder Agent and The U.S. Stock Transfer Corporation as Depository Agent dated December 16, 2004

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
3.3(7)	Form of Certificate of Designation for Series A Junior Participating Preferred Stock
4.1(2)	See Exhibit 3.1 for provisions of the Fifth Amended and Restated Certificate of Incorporation of the Company defining rights of the holders of Common Stock of the Company.
4.2(4)	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company
4.3(1)	Specimen Stock Certificate
4.4(7)

Form of Rights Agreement, dated October 25, 2002, between the Company and SunTrust Bank which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C

10.1(3)	Lease Agreement between the Company and Colonial Center at Mansell Overlook/Colonial Business Center dated July 28, 2000
10.2(9)	Lease Agreement between Eyretel plc and Cornhill Insurance plc at Kings Court dated December 24, 1999
10.3(13)	Lease Agreement between the Company and Mission Towers, LLC at Freedom Circle Drive dated February 18, 2005
10.4(1)	Amended and Restated Stock Incentive Plan of the Company
10.5(2)	Amendment No. 1 to the Company’s Amended and Restated Stock Incentive Plan

10.6(19)	Amendment No. 2 to the Company’s Amended and Restated Stock Incentive Plan
10.7(5)	Form of Stock Option Grant Certificate
10.8(4)	Employee Stock Purchase Plan of the Company
10.11(9)	Director and Key Executive Stock Ownership Incentive Policy
10.12(13)	Form of Inducement Grant for Employees of Blue Pumpkin
10.13(1)	Employment Agreement entered into between David B. Gould and the Company effective February 2, 1999
10.14(1)	Amendment No. 1 to Employment Agreement entered into between David B. Gould and the Company, dated as of August 2, 1999
10.15(1)	Restricted Stock Award Agreement dated March 31, 1999, between the Company and David Gould
10.16(8)	Employment Agreement entered into between Nicholas S. Discombe and the Company, dated as of June 29, 2003
10.17(1)	Form of Indemnification Agreement for executive officers and directors of the Company
10.18(11)	Form of Change of Control Agreement entered into with certain senior officers of the company
10.19(1)	Subsidiary License and Distribution Agreement
10.20(6)	Loan and Security Agreement between the Company and Silicon Valley Bank dated April 3, 2002
10.21(6)	Loan Modification Agreement between the Company and Silicon Valley Bank dated November 12, 2002
10.22(6)	Revolving Promissory Note between the Company and Silicon Valley Bank dated November 12, 2002
10.23(9)	Second Loan Modification Agreement between the Company and Silicon Valley Bank dated May 14, 2003
10.24(9)	Third Loan Modification Agreement between the Company and Silicon Valley Bank dated November 13, 2003
10.25(10)	Fourth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 8, 2004
10.26(10)	Fifth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2004
10.27(13)	Sixth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 12, 2005
10.28(14)	Seventh Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2005
10.29(14)	Amended and Restated Stock Incentive Plan
10.30(14)	Amended and Restated Stock Incentive Plan
10.31(15)	Eight Loan Modification Agreement between the Company and Silicon Valley Bank dated March 31, 2005
10.32(15)	Amended and Restated Stock Incentive Plan
10.33(15)	Amended and Restated Stock Incentive Plan
10.34*	Amendment No.1 to the Witness Systems, Inc. Amended and restated Stock Incentive plan

10.35*	Amended & Restated Employee Stock Purchase Plan.
10.36*	Form of Inducement Grant for Contractors who will become employee of Witness Systems Software India PVT Ltd
21.1*	List of subsidiaries
23.1*	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Independent Business Valuation Experts
31.1*	Certificate of the Chief Executive Officer
31.2*	Certificate of the Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following documents are filed as part of this report:

(c)           Exhibits

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

(5)          Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(6)          Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002

(7)          Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on November 4, 2002

(8)          Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003

(9)          Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(10)   Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004

(11)   Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004

(12)   Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on January 27, 2005

(13)   Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(14)   Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005

(15)   Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States.

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

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No.2 as a significant deficiency, or combination of significant deficiencies, that results in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, management conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2005, we did not maintain effective control over financial reporting, due to the following material weakness:

Our policies and procedures over account reconciliations and management’s review of estimates and account balances were not designed to a sufficient level of precision to prevent or detect misstatements that could have a material effect on the consolidated financial statements. As a result, there were errors to the consolidated financial statements that were not identified or recorded by management. This deficiency resulted in more than a remote likelihood that a material misstatement to the consolidated financial statements would not be prevented or detected.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears immediately after this report.

Witness Systems, Inc.
March 16, 2006

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors
Witness Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (page F-2), that Witness Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Witness Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s policies and procedures over account reconciliations and management’s reviews of estimates and account balances were not designed to a sufficient level of precision to prevent or detect misstatements that could have a material effect on the consolidated financial statements. As a result, there were errors to the consolidated financial statements that were not identified or recorded by management. This deficiency resulted in more than a remote likelihood that a material misstatement to the consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Witness Systems, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Witness Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Witness Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Atlanta, Georgia
March 16, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors
Witness Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Witness Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
March 16, 2006

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$111,751	$42,641
Investments	14,886	33,842
Accounts receivable, net of allowance of $3,283 at December 31, 2005 and $3,250 at December 31, 2004	40,218	25,681
Prepaid and other current assets	5,462	4,118
Total current assets	172,317	106,282
Intangible assets, net	36,389	10,802
Goodwill	40,697	—
Property and equipment, net	7,796	6,197
Other assets	4,387	1,218
	$261,586	$124,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,795	$4,454
Accrued expenses	21,891	16,308
Deferred revenue	23,778	25,406
Total current liabilities	49,464	46,168
Other long-term liabilities	4,409	3,703
Deferred income tax liabilities	743	254
Total liabilities	54,616	50,125
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 32,822,193 and 24,476,289 shares issued and outstanding at December 31, 2005 and 2004, respectively	328	245
Additional paid-in capital	245,889	108,247
Accumulated deficit	(42,323)	(39,060)
Accumulated other comprehensive income	3,076	4,942
Total stockholders’ equity	206,970	74,374
	$261,586	$124,499

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Product	$74,186	$57,620	$46,238
Services	111,185	83,715	61,799
Total revenue	185,371	141,335	108,037
Cost of revenue:
Product	19,057	13,784	11,580
Services	42,204	32,594	24,278
Total cost of revenue	61,261	46,378	35,858
Gross profit	124,110	94,957	72,179
Operating expenses:
Selling, general and administrative	85,718	65,051	60,003
Research and development	26,706	20,856	18,036
Merger-related and integration costs	4,224	498	7,865
Acquired in-process research and development	9,000	—	7,840
Operating (loss) income	(1,538)	8,552	(21,565)
Interest and other income, net	963	1,206	1,303
(Loss) income before provision for income taxes	(575)	9,758	(20,262)
Provision for income taxes	2,688	312	307
Net (loss) income	$(3,263)	$9,446	$(20,569)
Net (loss) income per share:
Basic	$(0.12)	$0.40	$(0.94)
Diluted	$(0.12)	$0.36	$(0.94)
Weighted-average common shares outstanding:
Basic	27,419	23,361	21,991
Diluted	27,419	26,084	21,991

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Capital	Deficit	for Stock	(loss)	Equity
Balance at December 31, 2002	22,036	220	$94,260	$(27,937)	$(1,470)	$1	$65,074
Exercise of stock options and warrants	285	3	1,102	—	—	—	1,105
Shares issued under employee stock purchase plan	162	2	557	—	—	—	559
Repayment of notes receivable for stock and related interest receivable	(108)	(1)	(985)	—	1,470	—	484
Stock repurchases	(205)	(2)	(641)	—	—	—	(643)
Comprehensive income:
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	4,158	4,158
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	(173)	(173)
Net Loss	—	—	—	(20,569)	—		(20,569)
Total comprehensive loss							(16,584)
Balance at December 31, 2003	22,170	222	94,293	(48,506		3,986	49,995
Exercise of stock options	2,224	22	13,052	—	—	—	13,074
Tax benefit on exercised stock options	—	—	214	—	—	—	214
Shares issued under employee stockpurchase plan	82	1	688				689
Comprehensive income:
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	959	959
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	(3)	(3)
Net Income	—	—	—	9,446	—	—	9,446
Total comprehensive income							10,402
Balance at December 31, 2004	24,476	245	108,247	(39,060)	—	4,942	74,374
Exercise of stock options	1,462	14	10,493	—	—	—	10,507
Tax benefit on exercised stock options	—	—	217	—	—	—	217
Shares issued under employee stock purchase plan	69	1	1,034	—	—	—	1,035
Stock issuance—Blue Pumpkin	2,100	21	37,212	—	—	—	37,233
Secondary stock offering	4,715	47	88,686				88,733
Comprehensive loss:
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	(1,875)	(1,875)
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	9	9
Net loss	—	—	—	(3,263))	—	—	(3,263)
Total comprehensive loss							(5,129)
Balance at December 31, 2005	32,822	$328	$245,889	$(42,323))	$—	$3,076	$206,970

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(3,263)	$9,446	$(20,569)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
In-process research and development	9,000	—	7,840
Amortization of intangible assets	15,201	5,911	5,913
Depreciation and amortization of property and equipment	4,394	3,175	3,805
Provision for accounts receivable	3,224	1,908	3,047
Deferred income taxes	1,940	—	—
Other non-cash items, net	279	901	275
Changes in operating assets and liabilities:
Accounts receivable	(14,281)	5,068	(7,212)
Prepaid and other assets	697	(3,043)	3,146
Accounts payable	(2,613)	(92)	(2,875)
Accrued expenses	(1,388)	626	(1,217)
Deferred revenue	(4,110)	3,978	5,295
Accrued restructuring and integration costs	(2,815)	(5,085)	(1,511)
Net cash provided by (used in) operating activities	6,265	22,793	(4,063)
Cash flows from investing activities:
Capital expenditures	(5,746)	(3,204)	(2,163)
Purchases of investments	(14,553)	(40,076)	(30,045)
Proceeds from maturities of investments	—	4,500	5,304
Proceeds from sales of investments	33,625	20,440	40,728
Acquisition of Eyretel plc, net of cash acquired of $38,814	—	—	(21,413)
Acquisition of Blue Pumpkin Software, Inc, net of cash acquired of $3,728	(41,477)	—	—
Acquisition of Optimis Group Ltd, net of cash acquired of $1,287	(4,321)	—	—
Purchase of other business assets	(2,514)	—	(2,385)
Net cash used in investing activities	(34,986)	(18,340)	(9,974)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,450	12,614	1,018
Proceeds from employee stock purchase plan	978	689	559
Proceeds from secondary offering, net	88,848	—	—
Repayments of notes receivable from stockholders	—	—	484
Stock repurchases	—	—	(734)
Other	(165)	—	—
Net cash provided by financing activities	100,111	13,303	1,327
Effect of exchange rate changes on cash	(2,280)	3,368	4,138
Net increase (decrease) in cash and cash equivalents	69,110	21,124	(8,572)
Cash and cash equivalents at beginning of year	42,641	21,517	30,089
Cash and cash equivalents at end of year	$111,751	$42,641	$21,517
Supplemental cash flow information:
Cash paid for interest	$14	$—	$86
Cash paid for income taxes	$488	$245	$229
Non-cash financing activities:
Repayments of notes receivable and interest from stockholders	$—	$—	$985

See accompanying notes to consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

1.   Summary of Significant Accounting Policies

Business—Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services that enable companies to optimize workforce performance in their customer service operations. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or CSRs, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record 100% of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997.

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

Cash and Cash Equivalents and Investments—Cash and cash equivalents consist of cash on deposit, money market accounts, commercial paper and U.S. Government agency securities. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash equivalents.

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

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Allowance for Doubtful Accounts—We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience with write-offs and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate and resulted in an impairment of their ability to make payments, additional allowances may be required which would result in additional selling, general and administrative expense in the period such determination is made.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Property and equipment generally has the following estimated useful lives and is comprised of the following amounts (in thousands):

	December 31,
	2005	2004
Computer equipment (2 years)	$9,038	$5,069
Software (2 - 3 years)	4,187	3,093
Other equipment (5 years)	4,221	3,725
Furniture and fixtures (5 years)	711	690
Leasehold improvements	3,354	3,111
	21,511	15,688
Less accumulated depreciation and amortization	13,715	9,491
	$7,796	$6,197

Depreciation and amortization on property and equipment was $3.9 million, $3.2 million and $3.8 million in 2005, 2004 and 2003, respectively.

Long-Lived Assets—As required by Statement of Financial Accounting Standards (“SFAS”) no. 144, Accounting for Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no events or changes in circumstances have occurred that would require us to test long-lived assets for recoverability.

Goodwill and intangible assets—Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (‘SFAS”) No.142, Goodwill and intangible assets. This statement requires that goodwill and intangible assets with indefinite lives should not be amortized, but

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Revenue Recognition and Deferred Revenue—We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments and estimates affect the application of our revenue policy described above. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized. We also record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of customer credits and other known factors. If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

Deferred revenue consists of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses were $0.5 million in 2005 and $0.3 million in each of the years 2004 and 2003.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Research and Development Costs—Research and development costs consist primarily of personnel and consulting costs involved with product development and allocated overhead. These costs are expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility.

Software Development Costs—In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be sold, leased, or Otherwise Marketed, software development costs are expensed until technological feasibility of the product has been established and are capitalized commencing upon the establishment of technological feasibility through the time of general release to customers. Amortization of software development costs begins when the product is available for general release and is amortized using the greater of: (1) the straight-line method over the expected life of the product or (2) the ratio of current product revenue to the total of current and future product revenue. At each balance sheet date, the unamortized software development costs are compared to the net realizable value of the underlying product and to the extent any unamortized capitalized costs exceed the net realizable value of the asset, those costs are written off. As of December 31, 2005, and 2004, unamortized software development costs were $1.2 million and $0.4 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. During 2005 and 2004, $0.5 million and $0.4 million in software development costs were amortized to cost of product revenue. We did not have any software development cost amortization in 2003.

We have entered into a software licensing agreement for the right to distribute a vendor’s software as part of our workforce optimization solution. Unamortized cost as of December 31, 2005 is $3.3 million and will be amortized through 2008.

Merger-Related Costs and Purchase Price Contingencies—Merger-related costs include expenses that are directly related to a merger, including costs related to integrating the software products of the acquired company, training personnel on products acquired, establishing the infrastructure and consolidating the operations of the acquired company. Merger-related costs also include costs related to Witness lease terminations and severance associated with Witness employee terminations resulting from closures and terminations during the merger integration process. We account for merger-related costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity only be recognized when the liability is incurred.

In accounting for acquisitions, we accrue for certain loss contingencies that exist at the date of acquisition. We reduce such liabilities as those contingencies are resolved or if we determine that the contingency no longer represents a probable loss. Any adjustments to these liabilities are reflected as adjustments to goodwill and/or other acquired assets to the extent information was requested but not received at the date of acquisition. Other adjustments are reflected in our results of operations, except as prescribed by Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Stock-Based Compensation.   We generally do not record compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment. See “Recent Accounting Pronouncement” below for further discussion on our adoption of SFAS No.123R

The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value method as prescribed by SFAS No. 123 (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Reported net (loss) income	$(3,263)	$9,446	$(20,569)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	59	59	129
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(13,097)	(8,444)	(7,893)
Pro forma net (loss) income	$(16,301)	$1,061	$(28,333)
Net (loss) income per share:
Reported basic	$(0.12)	$0.40	$(0.94)
Pro forma basic	$(0.59)	$0.05	$(1.29)
Reported diluted	$(0.12)	$0.36	$(0.94)
Pro forma diluted	$(0.59)	$0.04	$(1.29)

See Note 12 for a description of the option pricing assumptions used to estimate the fair value of equity instruments granted to employees.

Income Taxes—We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We evaluate the realizability of our deferred income tax assets and establish a valuation allowance to reduce our deferred income tax assets based on an assessment of the likelihood of their realization. We consider certain relevant criteria including deferred income tax liabilities that can be used to offset deferred income tax assets, estimates of future taxable income of appropriate character within the carry forward period available, and tax planning strategies.

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

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

number of shares outstanding and the dilutive impact of all dilutive stock options. The dilutive impact of stock options is determined by applying the treasury stock method. (See Note 2 for further information.)

Fair Value of Financial Instruments—At December 31, 2005 and 2004, our financial instruments included cash and cash equivalents, investments, accounts receivable and accounts payable. We believe the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the short-term maturities of these instruments. Our investments are carried at fair value.

Foreign Currency—Generally, the functional currency has been determined to be the local currency for our foreign subsidiaries. As a result, those subsidiaries’ assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a component of stockholders’ equity and other comprehensive income (loss).

Net gains (losses) from foreign currency denominated transactions are included in interest and other income, net and were $(0.2) million, $0.3 million and $0.4 million in 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements—In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment which, among other things, requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as currently required. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, we expect to adopt SFAS 123R using the modified prospective method. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but not on our cash flows.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

2.   Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net (loss) income	$(3,263)	$9,446	$(20,569)
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	27,419	23,361	21,991
Dilutive effect of stock options computed using the treasury stock method	—	2,723	—
Diluted common shares and share equivalents outstanding	27,419	26,084	21,991
Net (loss) income per share:
Basic	$(0.12)	$0.40	$(0.94)
Diluted	$(0.12)	$0.36	$(0.94)

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for 2005 and 2003 because we reported a loss in these periods and all such securities are anti-dilutive. The total number of share equivalents excluded from the calculations of historical diluted net loss per common share for 2005 and 2003 were 2,695,822 and 954,423, respectively, calculated using the treasury stock method. (See Note 12 for further information on stock options.) In 2005, 2004 and 2003, 348,467, 461,087 and 4,392,990 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore had an anti-dilutive effect.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

3.   Cash and Cash Equivalents and Investments

The amortized cost, gross unrealized loss and fair market value of cash and cash equivalents and investments available for sale as of December 31, 2005 and 2004 were as follows:

		Unrealized
December 31, 2005	Cost	Gain	Loss	Market
	(In thousands)
Cash and cash equivalents:
Cash	$17,115	—	—	$17,115
Money market funds	68,833	—	—	68,833
Commercial paper	25,803	—	—	25,803
Total cash and cash equivalents	$111,751	—	—	$111,751
Investments:
Corporate debt securities	$1,436	—	$(5)	$1,431
U.S. Government agency securities	2,326		—	2,326
Commercial paper	6,882	—	(1)	6,881
Certificates of deposit	4,248	—	—	4,248
Total investments	$14,892	—	$(6)	$14,886

		Unrealized
December 31, 2004	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$12,064	—	—	$12,064
Money market funds	24,537	—	—	24,537
Commercial paper	3,766	—	—	3,766
U.S. Government agency securities	2,274			2,274
Total cash and cash equivalents	$42,641	—	—	$42,641
Investments:
Corporate debt securities	$13,736	—	(11)	$13,725
U.S. Government agency securities	11,940	$—	$—	11,940
Auction rate securities	5,000	—	—	5,000
Commercial paper	2,509	—	—	2,509
Certificate of deposit	668	—	—	668
Total investments	$33,853	$—	$(11)	$33,842

At December 31, 2005, the fair market value of investments with remaining maturity dates ranging from 91 days to one year totaled $13.5 million and an investment with a maturity date of 13 months totaled $1.4 million. The unrealized holding losses of $6,000 at December 31, 2005 relates mainly to one corporate debt security with an A plus rating with a fair market value of $ 1.4 million. As of December 31, 2005, the corporate debt security had not been in a loss position for more than 12 months, and we believe this impairment to be temporary. At December 31, 2004, the fair market value of investments with remaining maturity dates ranging from 91 days to one year totaled $21.4 million, investments with maturity dates ranging from one to three years totaled $7.4 million, and investments with maturities greater than three years totaled $5.0 million. In contemplation of funding the Blue Pumpkin acquisition, we recognized a loss

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

of $0.1 million during 2004, resulting from the write-down of amortized cost to fair value at December 31, 2004. We recognized $0.2 million of securities gains during 2003 due to the liquidation of our investment portfolio during 2003 to fund the Eyretel acquisition.

We recorded interest income of $1.2 million, $1.0 million and $0.8 million during 2005, 2004 and 2003, respectively.

4.   Intangible Assets

The following tables present the components of intangible assets (in thousands):

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$35,979	$17,762	$18,217
Customer list	21,506	5,558	15,948
Distribution arrangements	4,263	2,369	1,894
Trademarks	1,124	1,032	92
Patents	391	153	238
	$63,263	$26,874	$36,389

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$15,588	$9,664	$5,924
Customer list	2,336	915	1,421
Distribution arrangements	4,343	1,536	2,807
Trademarks	1,237	789	448
Patents	295	93	202
	$23,799	$12,997	$10,802

The increase in the intangible assets balances in 2005 is primarily due to the acquisition of Blue Pumpkin and Optimis as discussed in Notes 5 and 6. The acquired technology and trademarks are being amortized using the straight-line method over three and four years, respectively, and the distribution arrangements, customer list and patents are being amortized using the straight-line method over five years. The intangible assets and related amortization expenses are subject to foreign currency translation and deferred income tax adjustments. Amortization of intangible assets included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Included in:
Cost of product revenue	$9,154	$4,441	$4,139
Selling, general and administrative expense	6,047	1,470	1,774
	$15,201	$5,911	$5,913

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The estimated future amortization expense of the intangible assets as of December 31, 2005 is as follows (in thousands):

2006	$12,936
2007	11,689
2008	10,591
2009	1,035
2010	138
$36,389

5.   Blue Pumpkin Acquisition

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $40 million in cash which was funded from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Approximately ten percent of the aggregate merger consideration was placed into escrow fund and is expected to be released to Witness in partial satisfaction and settlement of claims that Witness has brought against the escrow fund, including claims for potential losses expected to result from the settlement of the IEX litigation. The escrow fund is available to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigations, and breaches of Blue Pumpkin’s representations, warranties or covenants in the Merger Agreement (See Note 15 to the Consolidated Financial Statements for discussion on Blue Pumpkin legal proceedings).

We commenced consolidation of Blue Pumpkin on January 25, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following summarizes the total purchase price for Blue Pumpkin (in thousands):

Value of Witness Systems, Inc. common stock issued	$33,700
Cash consideration	36,000
Value of common stock and cash held in escrow	7,500
Direct acquisition costs	5,400
$82,600

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

Cash and investments	$3,900
Other current assets	6,400
Property and equipment, net	700
Acquired technology	21,000
Customer relationships	17,000
Goodwill	34,700
In-process research and development	9,000
Other long term assets	100
Total assets acquired	92,800
Current liabilities	(3,600)
Litigation accrual	(3,500)
Deferred revenue	(1,700)
Restructuring accruals	(1,400)
Total liabilities assumed	(10,200)
$82,600

The fair values of identifiable intangible assets were determined with the assistance of Taylor Consulting Group, Inc., an independent third-party appraiser using both an income and a cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets. As of the closing date of the merger, technological feasibility of the in-process research and development (“IPR&D”) had not been established and the technology had no alternative future use. Accordingly, we charged the value of the IPR&D at the date of the acquisition to expense. The amount of the purchase price allocated to IPR&D was based on established valuation techniques used in the software industry. The fair value assigned to the acquired IPR&D was determined using a discounted cash flow methodology, which discounts expected future cash flows to present value.

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

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

Unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
Total revenues	$186,446	$175,213
Net income (loss)	$3,347	$(3,740)
Net income (loss) per share—basic	$0.12	$(0.15)
Net income (loss) per share—diluted	$0.11	$(0.15)
Weighted average shares—basic	27,594	25,461
Weighted average shares—diluted	30,290	25,461

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

6.   Optimis Acquisition

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

We commenced the consolidation of Optimis on May 24, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The following summarizes the total purchase price for Optimis (in thousands):

Cash and other consideration	$5,000
Direct acquisition costs	700
$5,700

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

Cash and investments	$1,300
Other current assets	1,500
Customer relationships	2,500
Goodwill	5,900
Other long term assets	100
Total assets acquired	11,300
Current liabilities	(3,100)
Deferred revenue	(1,500)
Restructuring accruals	(1,000)
Total liabilities assumed	(5,600)
$5,700

The fair values of identifiable intangible assets were determined using both an income and a cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets.

7.   Eyretel Acquisition

During the first quarter of 2003, we acquired a controlling interest in Eyretel. We paid 25 pence per share for a total purchase price of approximately £35.3 million, or $55.3 million, excluding shares owned by Eyretel’s employee stock option trust at the time of acquisition and other acquisition costs. The acquisition extended our presence in international markets and expanded our product line by adding a full-time compliance recording solution. We commenced the consolidation of Eyretel’s results on March 22, 2003, the date we assumed majority ownership of Eyretel. The acquisition was accounted for using the purchase method of accounting.

The following summarizes the total purchase price for Eyretel (in thousands):

Cash consideration	$55,269
Direct acquisition costs	4,458
$59,727

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Under the purchase method of accounting, the total purchase price is allocated to Eyretel’s net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The final purchase price allocation is as follows (in thousands):

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
$59,727

The fair values of identifiable intangible assets were determined with the assistance of Taylor Consulting Group, Inc., an independent third-party appraiser, using either an income or cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets. We estimated that $7.8 million of the purchase price of Eyretel represented acquired in-process research and development (“IPR&D”) related to developing enhancements and new products for the voice and data recording, quality monitoring and analysis industry that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. We calculated the value of the IPR&D by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges; and costs already incurred and the expected costs to complete.

Unaudited pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts):

2003
Total revenues	$121,958
Net loss	(25,219)
Net loss per share—basic and diluted	$(1.15)
Weighted average shares—basic and diluted	21,991

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The pro forma results above include adjustments for the amortization expense of intangible assets arising from the acquisition and the reduction of interest income assuming the purchase was paid from available cash. In addition, the pro forma results exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

8.   Acquisition-Related Restructuring Accruals and Merger-Related and Integration Costs

As a result of the Blue Pumpkin and Optimis acquisitions in 2005, we recorded $ 2.4 million in certain acquisition-related restructuring accruals primarily related to personnel reductions. As a result of the Eyretel acquisition, we recorded $0.2 million and $4.9 million in 2004 and 2003, respectively, in certain acquisition-related restructuring accruals comprised of Eyretel personnel reductions, the closing of certain Eyretel facilities and the accrual of abandoned leased premises. All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included in the assets acquired and liabilities assumed in the purchase of Blue Pumpkin, Optimis and Eyretel. The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2003	$384	$1,936	$2,320
Adjustment to acquisition-related restructuring accruals	(203)	393	190
Cash payments	(181)	—	(181)
Amounts credited to rent expenses	—	(488)	(488)
Foreign exchange translation	—	203	203
Accrual at December 31, 2004	—	2,044	2,044
Acquisition-related restructuring accruals	1,972	462	2,434
Cash payments	(1,976)		(1,976)
Amounts credited to rent expenses	—	(223)	(223)
Foreign exchange translation	4	(210)	(206)
Accrual at December 31, 2005	—	2,073	2,073
Less: Long-term portion	—	1,583	1,583
Current portion at December 31, 2005	$—	$490	$490

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table summarizes all merger-related and integration costs that were charged to expense during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Eyretel:
Merger-related and integration costs	$—	$(543)	$6,067
Bonus expense	99	838	933
Cost of sterling-based forward exchange contract	—	—	865
Blue Pumpkin:
Merger-related and integration costs	4,125	203	—
	$4,224	$498	$7,865

During 2005, we incurred merger-related and integration costs pertaining to the acquisitions of Blue Pumpkin and Optimis comprised primarily of legal costs, transitional employees and other contractors, travel costs and advertising costs. Merger-related and integration costs incurred in 2004 and 2003 totaled $0.5 million and $7.8, respectively and related to the acquisition of Eyretel. The 2003 merger-related and integration costs included severance and lease terminations, bonus expense related primarily to the accrual of a bonus payable to Eyretel’s former Chief Executive Officer, now our Chief Operating Officer (“COO”); and the cost of a forward exchange contract that was executed in order to fix the price of the Eyretel acquisition in US dollars. Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2005) was paid in March 2005.

9.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2005	2004
Accrued commissions, compensation and benefits	$6,249	$6,762
Other accrued acquisition liabilities	4,978	2,337
Legal accruals	4,036	481
Other accrued expenses	6,628	6,728
	$21,891	$16,308

10.   Line of Credit

In March 2005, we extended the maturity date on our $15.0 million line of credit to March 2006. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 7.25% on December 31, 2005, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of December 31, 2005, we were in compliance with all bank covenants.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

As of December 31, 2005, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.8 million, which was net of outstanding letters of credit of $2.2 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter of credit securing our premises in the United Kingdom.

11.   Stockholders’ Equity

Comprehensive Income—Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2005	2004
Cumulative foreign currency translation adjustments	$3,078	$4,953
Unrealized loss on investments	(2)	(11)
	$3,076	$4,942

Stock Repurchases—In 2002, our Board of Directors authorized a stock repurchase program to spend up to $10.0 million to repurchase our common stock. As of December 31, 2005, we had repurchased 1.0 million shares of our common stock for $3.1 million, which were constructively retired. The Company has not repurchased its common stock since 2003 and does not presently plan to repurchase additional common stock.

12.   Employee Benefit Plans

Stock Incentive Plans—We have three stock incentive plans: (i) the 1999 Stock Incentive Plan (the “1999 Plan”); (ii) the 2003 Broad Based Option Plan (the “2003 Plan”); and (iii) the 2003 Non-employee Director Stock Option Global Plan (the “Director Plan”).

1999 Plan—Under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with Witness, as defined. In 2001, our stockholders modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. During 2005, 2,214,335 stock options were granted under the 1999 Plan. At December 31, 2005, there were 12,892,232 shares authorized for issuance, of which 131,112 shares remain available for future grant

In 2003, we adopted the Director and Key Executive Stock Ownership Incentive Policy (the “Policy”) under the 1999 Plan. The Policy intended to promote the interests of Witness and its stockholders by encouraging members of the Board of Directors and key executives to purchase shares of our common stock. Under the Policy, an eligible person who purchased at least 500 shares and up to 3,000 shares of our common stock in the open market was automatically and immediately granted five options from our 1999 Plan for each share purchased, with an exercise price equal to the closing price of our common stock on the date of purchase. One-half of the options vested on the first anniversary of the grant date, and the remaining options vested in 12 equal monthly installments thereafter. The Policy expired on June 15, 2004 and 122,500 options were granted under this Policy.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

During 2005, 603,500 stock options were granted to certain Blue Pumpkin and Optimis employees as an inducement to join Witness. These inducement options have an exercise price equal to the market value on the date of the grant, subject to standard provisions for termination, forfeiture and acceleration, and are exercisable for five years from the date of grant. The inducement options will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

2003 Plan—In connection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant shares of common stock in the form of stock options. No stock options were granted to former Eyretel employees under the 2003 Plan in 2004 or 2005. During 2005, 28,466 stock options were granted under the 2003 Plan. At December 31, 2005, there were 1.6 million shares authorized for issuance, of which 396,853 shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

Director Plan—The Director Plan became effective in 2003 and grants continuing non-employee members of the Board of Directors non-qualified options to purchase shares of our common stock pursuant to a formula award. During 2005, 48,000 stock options were granted under the Director Plan. At December 31, 2005, there were 500,000 shares authorized for issuance, of which 388,000 shares remain available for future grant.

Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under these plans during 2005, 2004 and 2003 were non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date. Option vesting terms typically range from two to four years. Options granted since July 1, 2004, have five-year terms from the date of grant. Options granted prior to July 1, 2004 have ten-year terms from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control. To the extent that this occurs, we may have a future charge.

We incurred $0.1 million for each of the years ended December 31, 2005, 2004 and 2003, in deferred stock compensation charges for certain option grants issued under the Policy and certain 1999 stock grants. There was no unamortized deferred stock compensation balance at December 31, 2005.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following summarizes stock option activity under all stock option plans:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2002	5,606,117	$8.12
Granted	4,362,150	4.27
Exercised	(284,843)	3.58
Cancelled	(1,061,194)	7.60
Balance at December 31, 2003	8,622,230	6.39
Granted	2,316,254	11.12
Exercised	(2,223,636)	5.66
Cancelled	(992,689)	7.81
Balance at December 31, 2004	7,722,159	7.83
Granted	2,865,835	17.65
Exercised	(1,461,628)	7.15
Cancelled	(551,920)	11.67
Balance at December 31, 2005	8,574,446	10.98

The following table summarizes information about stock options outstanding at December 31, 2005

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
$1.42 - $6.00	2,526,855	6.5 years	$4.14	1,270,333	$3.52
$6.25 - $11.95	2,414,558	5.9 years	9.30	1,411,284	8.75
$12.15 - $16.97	2,276,931	4.7 years	15.73	651,021	14.19
$17.25 - $34.00	1,356,102	4.5 years	18.75	35,038	20.68
	8,574,446	5.5 years	10.98	3,367,676	7.95

r

The following are the fair values and assumptions used in calculating the pro forma option expense amounts under SFAS No. 123 which are disclosed in Note 1. The weighted-average grant date fair value of stock options granted during 2005, 2004, and 2003 was $7.52, $5.77 and $2.31 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Volatility	53%	88%	98%
Risk-free interest rate	3.9%	3.1%	2.6%
Expected life	3.5 years	2.5 years	2.5 years
Expected dividend yield	0%	0%	0%

Employee Stock Purchase Plan—Through December 31, 2005, our employee stock purchase plan (“ESPP”) allowed our employees to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Effective January 1, 2006, the ESPP allows our employees to purchase shares of common stock at a price per share

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

of 95% of the fair market value at the end of each quarterly option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year on January 1 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2005, 491,532 shares of common stock have been issued under the ESPP.

The weighted-average fair value of the employee’s purchase rights under the ESPP granted during 2005, 2004 and 2003 was $5.50, $3.77 and $1.74 per share, respectively, using the Black-Scholes option-pricing model with the same weighted-average assumptions as for the stock incentive plans except for the expected life assumption which was six months.

Retirement Plans—We have a U.S. tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute up to 100% of eligible compensation, subject to U.S. Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions. We also have a personal savings plan (“Savings Plan”) for our United Kingdom employees. In accordance with the Inland Revenue limitations, employees are eligible to invest of up to 35% of base salary in the Savings Plan, which includes employer contributions ranging from 5% to 7% of employee compensation. We contributed $0.5 million, $0.8 million and $0.6 million to the 401(k) Plan and Savings Plan in 2005, 2004 and 2003, respectively.

Stockholder’s Rights Plan—We have a stockholder rights plan (the “Rights Plan”) which has the effect of causing substantial dilution to a person or group that attempts to acquire Witness on terms not approved by the Board of Directors. Under the Rights Plan, we issued a dividend of one right for each share of our common stock, par value of $0.01 per share, held by stockholders of record as of the close of business on November 4, 2002. Each right will entitle stockholders to purchase one unit of a share of our Series A Junior Participating Preferred Stock for $25.00. The rights generally will be exercisable only upon the occurrence of certain events, and will expire on November 4, 2012.

The Rights Plan has no present dilutive effect on our capital structure, nor does it affect reported earnings per share or change the way our shares of common stock are traded. Neither the adoption of the Rights Plan, nor the dividend distribution of the rights, was taxable to our shareholders or Witness.

Change of Control—Our senior officers, including our named executive officers noted in our 2004 annual proxy statement, have change of control agreements, which in general, provide the officers with severance benefits in the event of a change in control as defined. The agreements provide for Witness to pay the officer a multiple of his, or her, base salary and bonus, in a lump sum, as well as a minimum pro rata bonus for the year in which the change of control occurs, and payment of COBRA continuation coverage, life insurance premiums and long-term disability insurance premiums for a fixed period of time. In addition, the agreements provide for a gross-up payment for certain U.S. federal excise taxes that might result from the receipt of the severance payments. The severance payments vary by seniority, and involve multiples of 1.0, 1.5 or 2.0 times base salary and bonus. In the change of control agreements other than those for our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), payments are made only if there is both a change of control of Witness and a termination of employment of the officer without cause (or a constructive termination) as determined by the terms of the respective agreements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

13.   Income Taxes

Income (losses) before income taxes from foreign operations were $0.1 million, ($1.1) million and ($4.0) million in 2005, 2004 and 2003, respectively. Income (losses) before income taxes from U.S. operations were ($0.7) million, 10.9 million and $(16.3) million in 2005, 2004 and 2003, respectively.

We recorded a provision for income tax of $2.7 million during the year ended December 31, 2005, of which $2.1 million related to the utilization of a portion of the $17.1 million of deferred income tax assets, primarily net operating loss carry-forwards, acquired during the 2005 acquisition of Blue Pumpkin Software, Inc. A full valuation allowance has been recorded against these assets. The utilization of these deferred income tax assets in 2005 was credited as a reduction to goodwill. The remainder of the provision is primarily comprised of U.S. federal alternative minimum income tax expense and foreign income tax, primarily from withholding, and an income tax benefit from the reduction of deferred income tax liabilities in foreign jurisdictions. For the same periods during 2004 and 2003, the tax expense of $0.3 million was primarily related to U.S. federal alternative minimum income tax expense and foreign income tax.

The components of the provision for income tax expense for 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Federal	$213	$213	$(40)
State	—	—	—
Foreign	535	186	347
Total current	748	399	307
Federal deferred	2,140	—	—
Foreign deferred	(200)	(87)	—
Total deferred	1,940	(87)	—
Total	$2,688	$312	$307

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before provision for income taxes as a result of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Computed “expected” tax (benefit) expense	$(196)	$3,318	$(6,889)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(429)	181	(793)
In-process research & development	3,060	—	2,666
Distribution from foreign subsidiary	539	—	—
(Decrease) increase in valuation allowance for deferred income tax assets	(513)	(2,992)	6,241
Foreign tax credits	(588)	—	—
Research and experimentation credits	(500)	(665)	(460)
Nondeductible meals & entertainment	264	225	155
Income tax effect attributable to foreign operations at different rates, including foreign withholding	510	158	(323)
Other, net	541	87	(290)
	$2,688	$312	$307

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2005	2004
Deferred income tax assets:
Allowance for doubtful accounts	$1,498	$940
Accrued expenses and other	623	215
Property and equipment depreciation	1,063	1,013
Identifiable intangible assets amortization	5,913	—
Net operating losses, research and experimentation and foreign tax credits	40,241	15,302
Foreign deferred income tax assets, principally net operating losses	13,281	15,679
Gross deferred income tax assets	62,619	33,149
Valuation allowance for deferred income tax assets	(49,600)	(30,703)
Net deferred income tax assets	13,019	2,446
Deferred income tax liabilities:
Intangible assets	(13,762)	(2,700)
Net deferred income tax liabilities	$743	$254

The net change in the valuation allowance for deferred income tax assets for 2005, 2004 and 2003 was an increase of $18.9 million, $5.3 million and $16.5 million, respectively. The valuation allowance increase

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

in 2005 is comprised of ($0.5) million for current activity (of which $0.2 million was related to changes in foreign tax rates), $5.6 million due to stock option deductions, and $13.8 million for additional deferred income tax assets, primarily acquired in the Blue Pumpkin acquisition. Included in the valuation allowance for deferred income tax assets as of December 31, 2005 is $15.0 million from the Blue Pumpkin acquisition and $2.1 million from the Eyretel acquisition in 2003, which, when realized, will result in the recognition of tax expense and the reduction of goodwill or intangible assets.

At December 31, 2005, we had net operating loss, research and experimentation credit, and foreign tax credit carryforwards for U.S. federal income tax purposes of $82.2 million, $6.8 million and $0.6 million, respectively, which expire in varying amounts beginning in the year 2012. We also have incurred net foreign losses in the amount of $37.8 million as of December 31, 2005, which are available to offset future taxable income in their respective foreign jurisdictions. These foreign losses expire in varying amounts beginning in 2006.

As of December 31, 2005, the U.S. and U.K. net operating loss carryforwards include tax deductions of approximately $31.9 million and $4.9 million, respectively, resulting from the exercise of stock options. In accordance with APB Opinion No. 25, any income tax benefit derived from these tax deductions is reflected as additional paid-in capital at the time we recognize any such income tax benefit. During 2005, the Company also recognized as tax expense approximately $ 0.2 million of alternative minimum tax (AMT) that would have been payable had there been no stock option deductions. Actual stock option deductions incurred for income tax purposes results in no actual payment of AMT. A “hypothetical” deferred income tax asset is created by the AMT expense incurred.

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

World-wide annual revenue based on customer location is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$100,817	$73,268	$59,830
United Kingdom	48,847	39,166	24,009
Rest of world	35,707	28,901	24,198
Total	$185,371	$141,335	$108,037

The rest of world revenue was derived primarily from customers located in Australia, Canada, China, India and Japan.. No individual customer accounted for more than 10% of consolidated revenue during 2005, 2004 or 2003, or accounts receivable at December 31, 2005 or 2004.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	December 31,
	2005	2004
United States	$68,339	$5,518
United Kingdom	10,824	8,533
Rest of world	5,719	2,948
Total	$84,882	$16,999

15.   Commitments and Contingencies

Operating Commitments—We lease office facilities, including our corporate headquarters, and certain office furniture and equipment under various noncancelable operating lease agreements. Future minimum payments under leases with remaining terms greater than one year at December 31, 2005, and for the next five years and in the aggregate are as follows (in thousands):

December 31,
2006	$4,557
2007	4,168
2008	1,752
2009	1,775
2010	1,370
Thereafter	4,229
$17,851

Lease expense for the years ended December 31, 2005, 2004, and 2003 was $5.7 million, $5.7 million and $5.6 million, respectively.

We have entered into a software licensing agreement which requires us to pay approximately $1.2 million and $1.3 million in 2006 and 2007, respectively, for the right to distribute a vendor’s software as part of our workforce optimization solution. These amounts have been recorded as accrued expenses and other long-term liabilities as of December 31, 2005. Implied interest expense associated with these payments is not significant.

Legal Proceedings—From time to time we may be involved in legal proceedings and/or litigation arising in the ordinary course of our business.

On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. (“Knowlagent”), which is the assignee of United States (“U.S.”) Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. On June 6, 2005, the

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Court held a claim construction hearing and issued a claim construction order on June 8, 2005. The case will now proceed to expert discovery and summary judgment phases.

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

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division, alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX’s lawsuit seeks actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, an award of prejudgment interest, costs, and attorney’s fees, and an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent.

On October 4, 2005, Blue Pumpkin filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against IEX Corporation alleging patent infringement. Specifically, Blue Pumpkin has alleged that IEX products infringe claims of Blue Pumpkin’s U.S. Patent No. 6,952,732 (“the ‘732 Patent”), entitled “Method and apparatus for multi-contact scheduling.” Blue Pumpkin’s lawsuit seeks an injunction and money damages for IEX’s infringement of the ‘732 Patent.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

On December 15, 2005, IEX and Blue Pumpkin reached a tentative agreement to settle all claims asserted between them in both the Texas and Georgia cases, subject to a number of contingencies including negotiation, execution and delivery by the parties of a definite settlement agreement prior to a deadline established by the court, currently March 15, 2006. The terms of the settlement agreement are confidential. We expect to recover more than half of the settlement amount and related litigation costs from the escrow fund that was established with a portion of the purchase price in connection with our acquisition of Blue Pumpkin. As at December 31, 2005, we have accrued the balance of the anticipated settlement costs and do not expect that the settlement will require any additional material charges. (See Note 5 to the Consolidated Financial Statements included elsewhere in this report for discussion of the Blue Pumpkin acquisition).

While we currently expect to reach a definitive settlement with IEX, a number of terms that we view as significant remain under negotiation, and we cannot assure you that we will be able to reach a definitive settlement agreement on terms acceptable to us. If a definitive settlement agreement is not reached, the litigations between IEX and Blue Pumpkin will go forward. In the case of IEX’s lawsuit against Blue Pumpkin, a trial date will be set by the court, most likely in the late spring of 2006. Blue Pumpkin’s lawsuit against IEX is in a more preliminary stage and would be unlikely to reach trial before 2007. If the litigations proceed to trial, we intend to defend against IEX’s claims vigorously and to pursue Blue Pumpkin’s claims against IEX vigorously, but we are unable to predict the outcome of either case or to assess what, if any, impact an adverse result would have on our financial position, results of operations or cash flows.

On November 25, 2005, Blue Pumpkin filed in the Tokyo District Court a lawsuit against P&W Solutions Co., Ltd. (“P&W”) alleging that P&W has infringed copyrights in Blue Pumpkin Director Enterprise Version 33 software. P&W has filed an answer, and the case is at a preliminary stage.

On January 19, 2006, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. and NICE Systems, Ltd. (collectively “NICE”), alleging patent infringement. Specifically, we have alleged that NICE products, including NicePerform and related products that include the ability to monitor communications to detect the presence of at least one predetermined parameter, infringe claims of our U.S. Patent No. 6,404,857 B1 (“the ‘857 Patent”), entitled “Signal Monitoring Apparatus for Analyzing Communications.” We have sought an injunction and money damages for NICE’s infringement of the ‘857 patent. NICE has not yet responded to the complaint, and this case is at a preliminary stage. .

We are not party to any litigation or other legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

Indemnifications and Warranties—We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of our software in its software licensing agreements. We have historically not made any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are probable and estimable. In addition, we warrant to customers that our software products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for warranty costs have been made.

Schedule II

Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Charged against Revenue	Charged to Expense	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2005	$3,250	$2,849	$587	$(3,403)	$3,283
Year ended December 31, 2004	2,840	1,395	513	(1,498)	3,250
Year ended December 31, 2003	1,574	268	2,779	(1,781)	2,840

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2006	WITNESS SYSTEMS, INC.
	By:	/s/ DAVID B. GOULD
David B. Gould
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

/s/ DAVID B. GOULD	Chairman of the Board and Chief	March 16, 2006
David B. Gould	Executive Officer
/s/ WILLIAM F. EVANS	Executive Vice President and Chief	March 16, 2006
William F. Evans	Financial Officer
/s/ TOM BISHOP	Director	March 16, 2006
Tom Bishop
/s/ THOMAS J. CROTTY	Director	March 16, 2006
Thomas J. Crotty
/s/ JOEL G. KATZ	Director	March 16, 2006
Joel G. Katz
/s/ DAN LAUTENBACH	Director	March 16, 2006
Dan Lautenbach
/s/ TERRY OSBORNE	Director	March 16, 2006
Terry Osborne
/s/ PETER SINISGALLI	Director	March 16, 2006
Peter Sinisgalli