Form 10-Q
period 2006-03-31
WITNESS SYSTEMS INC
filed 2006-05-09
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29335

WITNESS SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2518693
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

300 Colonial Center Parkway
Roswell, Georgia	30076
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 770-754-1900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

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

As of April 30, 2006, 33,499,777 shares of the registrant’s common stock were outstanding.

WITNESS SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$85,510	$111,751
Investments	70,996	14,886
Accounts receivable, net of allowance of $3,204 at March 31, 2006 and $3,283 at December 31, 2005	43,525	40,218
Prepaid and other current assets	7,191	5,462
Total current assets	207,222	172,317
Intangible assets, net	32,658	36,389
Goodwill	41,096	40,697
Property and equipment, net	8,306	7,796
Other assets	3,505	4,387
	$292,787	$261,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,327	$3,795
Accrued expenses	27,256	21,891
Deferred revenue	34,158	23,778
Total current liabilities	67,741	49,464
Other long-term liabilities	5,993	4,409
Deferred income tax liabilities	675	743
Total liabilities	74,409	54,616
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,366,163 and 32,822,193 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	334	328
Additional paid-in capital	253,956	245,889
Accumulated deficit	(40,146)	(42,323)
Accumulated other comprehensive income	4,234	3,076
Total stockholders’ equity	218,378	206,970
	$292,787	$261,586

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	$19,839	$16,368
Services	31,627	24,791
Total revenue	51,466	41,159
Cost of revenue:
Product	4,578	4,332
Services	11,745	9,525
Total cost of revenue	16,323	13,857
Gross profit	35,143	27,302
Operating expenses:
Selling, general and administrative	25,129	19,913
Research and development	7,956	6,195
Merger-related and integration costs	740	1,659
Acquired in-process research and development	—	9,000
Operating income (loss)	1,318	(9,465)
Interest and other income, net	1,271	138
Income (loss) before provision for income taxes	2,589	(9,327)
Provision for income taxes	412	33
Net income (loss)	$2,177	$(9,360)
Net income (loss) per share:
Basic	$0.07	$(0.36)
Diluted	$0.06	$(0.36)
Weighted-average common shares outstanding:
Basic	33,059	26,261
Diluted	36,648	26,261

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,177	$(9,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development	—	9,000
Amortization of intangible assets	3,964	3,284
Stock-based compensation expense	3,034	—
Depreciation and amortization of property and equipment	1,134	911
Provision for accounts receivable	747	358
Deferred income taxes	205	—
Other non-cash items, net	(159)	131
Changes in operating assets and liabilities:
Accounts receivable	(3,960)	(5,581)
Prepaid and other assets	(1,416)	510
Accounts payable	2,545	631
Accrued expenses	456	(5,551)
Deferred revenue	10,416	(2,974)
Net cash provided by (used in) operating activities	19,143	(8,641)
Cash flows from investing activities:
Capital expenditures	(1,973)	(1,547)
Purchases of investments	(62,557)	—
Proceeds from sales of investments	6,668	30,885
Acquisition of Blue Pumpkin Software, Inc., net of cash acquired of $3,900	7,052	(36,272)
Net cash used in investing activities	(50,810)	(6,934)
Cash flows from financing activities:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	5,251	2,226
Others	(105)	—
Excess tax benefits from stock-based compensation	84	—
Net cash provided by financing activities	5,230	2,226
Effect of exchange rate changes on cash	196	(272)
Net decrease in cash and cash equivalents	(26,241)	(13,621)
Cash and cash equivalents at beginning of period	111,751	42,641
Cash and cash equivalents at end of period	$85,510	$29,020
Supplemental cash flow information:
Cash paid for interest	$5	$1
Cash paid for income taxes	$95	$216

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

1.                     Basis of Presentation

Business - Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services that enable companies to improve workforce performance and capture customer intelligence in their customer service operations. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function and gain valuable insight from customer interactions that can be used throughout the enterprise. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or CSRs, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record 100% of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

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

The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the U.S. Securities and Exchange Commission.

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

2.                     Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered. Consequently, product revenue for the software and hardware is recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

Services revenue includes installation, training, consulting, maintenance and reimbursable travel expenses. Revenue from installation, training and consulting services is recognized upon completion or performance of the related services and is offered and billed as separate elements of contracts. Reimbursable travel expenses revenue is recognized upon incurrence of the related expenses. The functionality of the software and any hardware sold is not dependent on installation and training services and customization is not required to enable our customers to use our products. Maintenance is offered as a separate element and the majority of contracts include the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related maintenance contract.

Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments and estimates affect the application of our revenue policy described above. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized. We also record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of customer credit and other known factors. If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

Deferred revenue consists of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

3.                     Blue Pumpkin Acquisition

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $40 million in cash which was funded from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the Merger Agreement). Approximately ten percent of the aggregate merger consideration had been placed into escrow fund. On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission.

On December 15, 2005, Tekelec, IEX’s parent company, and Blue Pumpkin reached a tentative agreement to settle all claims asserted between them. As part of the final settlement entered into in April 2006, Witness has made payment of $8.25 million to Tekelec, and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012. In accordance with Accounting Principles Board (“APB”) 21 “Interest on Receivables and Payables”, we recorded a $0.7 million discount representing the difference between the face value and the present value of the $3.0 million. The escrow fund was released to Witness during March 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims for losses resulting from the settlement of the Tekelec litigation.

We commenced consolidation of Blue Pumpkin on January 25, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following summarizes the total purchase price for Blue Pumpkin (in thousands):

Value of Witness Systems, Inc. common stock issued	$33,700
Cash consideration	36,000
Cash initially held in escrow	4,000
Value of common stock initially held in escrow	3,500
Direct acquisition costs	5,400
$82,600

Under the purchase method of accounting, the total purchase price was allocated to Blue Pumpkin’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation, is as follows (in thousands):

Cash and investments	$3,900
Other current assets	7,200
Property and equipment, net	700
Acquired technology	21,000
Customer relationships	17,000
Goodwill	35,300
In-process research and development	9,000
Other long term assets	100
Total assets acquired	94,200
Current liabilities	(4,300)
Litigation accrual	(4,200)
Deferred revenue	(1,700)
Restructuring accruals	(1,400)
Total liabilities assumed	(11,600)
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

Goodwill of $35.3 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

Supplemental unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2005 is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Total revenues	$42,234
Net loss	$(11,734)
Net loss per share – basic and diluted	$(0.45)
Weighted average shares - basic and diluted	26,261

4.                     Acquisition-Related Restructuring Accruals and Merger-Related and Integration Costs

As a result of Eyretel acquisition in 2003, we recorded an acquisition-related restructuring accrual related to the closing of certain Eyretel facilities and the accrual of expense relating to abandoned leased premises. All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included in the assets acquired and liabilities assumed in the purchase of Eyretel. The following table summarizes the restructuring accrual (in thousands):

Facilities
Accrual at December 31, 2005	$2,073
Amounts credited to rent expenses	(123)
Foreign exchange translation	(9)
Accrual at March 31, 2006	1,941
Less: Long-term portion	(1,449)
Current portion at March 31, 2006	$492

The following table summarizes all merger-related and integration costs that were charged to expense during the three months ended March 31, 2006 and 2005 (in thousands):

	March 31,
	2006	2005
Blue Pumpkin:
Merger-related and integration costs	$740	$1,561
Eyretel:
Bonus expense	—	154
Merger-related and integration costs	—	(56)
	$740	$1,659

During the first quarter of 2006, we incurred merger-related and integration costs in the amount of $0.7 million pertaining to the acquisition of Blue Pumpkin. These expenses were primarily associated with legal and professional fees.

During the three months ended March 31, 2005, we incurred merger-related and integration costs of $1.7 million pertaining to the acquisitions of Blue Pumpkin and Eyretel. The $1.7 million included $1.6 million of integration expenses comprised primarily of costs of transitional Blue Pumpkin employees and other contractors, travel costs and advertising costs.

5.             Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005

Net income (loss)	$2,177	$(9,360)
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	33,059	26,261
Dilutive effect of stock options computed using the treasury stock method	3,589	—
Diluted common shares and share equivalents outstanding	36,648	26,261
Net income (loss) per share:
Basic	$0.07	$(0.36)
Diluted	$0.06	$(0.36)

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the three months ended March 31, 2005 because we reported a loss in this period and all such securities are anti-dilutive. The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the three months ended March 31, 2005 was 2,862,491, calculated using the treasury stock method. In the first quarter of 2006 and 2005, 4,200 and 41,283 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore, had an anti-dilutive effect.

6.             Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic value method, we have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Our net income for the three months ended March 31, 2006 includes $3.0 million of stock-option compensation expense and $0.1 million of related income tax benefits recorded to additional paid-in-capital.

A summary of all stock option plans activity for the three months ended March 31, 2006 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a) $000’s
Outstanding as of January 1, 2006	8,574,446	$10.98
Granted	1,182,800	20.55
Exercised	(563,174)	8.99
Forfeited	(69,384)	14.98
Expired	—	—
Outstanding as of March 31, 2006	9,124,688	12.31	5.2 years	119,441

Exercisable as of March 31, 2006	3,538,923	8.71	5.6 years	59,069

(a) The aggregate intrinsic values were computed by applying the following formula = (fair market value of an option as of 3/31/06 - the exercise price at which the option was granted) x the number of options.

As of March 31, 2006, there was $16.5 million of total unrecognized compensation costs related to unvested share-based compensation arrangements granted under all stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005 was approximately $7.9 million and $4.5 million, respectively. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005, was $8.06 and $7.63, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected term of option (1)	3.3 years	3.5 years
Volatility (2)	54%	60%
Forfeiture (3)	16.2%	—%
Risk-free interest rate (4)	4.4%	3.6%
Expected dividend yield	0%	0%

(1) The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The following factors were considered in estimating the expected term using Black-Scholes model:

•      The vesting period of the awards

•      Employee’s past exercise and post-vesting employment departure behavior

•      Expected volatility of the price of the underlying share

(2) We used a 3-year historical stock-price volatility as the expected volatility assumption which aligns with the expected life term of the options granted during the three months ended March 31, 2006. We believe that historical volatility reflects our current assessment of implied volatility. Prior to 2006, we used historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma disclosure.

(3) Forfeiture rate was computed taking into consideration the historical forfeiture rates. SFAS123(R) requires forfeitures to be estimated at the time of option grants and revised, if necessary, in subsequent periods if actual forfeiture differs from those estimates. Prior to adoption of SFAS 123(R), our pro forma disclosures accounted for actual forfeitures as they occurred.

(4)  The risk-free interest rate assumption is based on the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option.

Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $5.1 million and $2.2 million, respectively. The income tax benefits from stock option exercises totaled $ 0.1 million for the three months ended March 31, 2006 and 2005, respectively.

The table below reflects net income and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005:

	Three Months Ended March 31,
	2006	2005
	Actual	Pro forma (1)
Net income (loss) before the effect of stock-based compensation Expense	$5,211	$(9,360)
Stock-based employee compensation expense related to employee stock options	—	15
Stock-based employee compensation expense related to employee stock options	(3,034)	(2,863)
Net income (loss), including the effect of stock-based compensation expense	$2,177	$(12,208)

Basic earnings per share	$0.07	$(0.46)
Diluted earnings per share	$0.06	$(0.46)

(1) Net loss, stock-based compensation expense, basic and diluted earnings per share prior to 2006 represents pro forma information based on SFAS No.123.

Stock Incentive Plans—We have three stock incentive plans: (i) the 1999 Stock Incentive Plan (the “1999 Plan”); (ii) the 2003 Broad Based Option Plan (the “2003 Plan”); and (iii) the 2003 Non-employee Director Stock Option Global Plan (the “Director Plan”).

1999 Plan—Under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with

Witness, as defined. At March 31, 2006, there were 12.9 million shares authorized for issuance, of which 2,411,228 shares remain available for future grant

2003 Plan—In connection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant options exercisable to acquire shares of common stock. . At March 31, 2006, there were 1.6 million shares authorized for issuance, of which 399,613 shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

Director Plan—under the Director Plan we may grant continuing non-employee members of the Board of Directors non-qualified options to purchase shares of our common stock pursuant to a formula award. At March 31, 2006, there were 500,000 shares authorized for issuance, of which 388,000 shares remain available for future grant.

Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under our stock option plans are non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date. Option vesting terms typically range from two to four years. Options granted since July 1, 2004, have five-year terms from the date of grant. Options granted prior to July 1, 2004 have ten-year terms from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control.

7.                     Comprehensive Income (Loss)

Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005

Net income (loss)	$2,177	$(9,360)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,241	105
Change in unrealized net holding (loss) gain on investments	(83)	1
Total comprehensive income (loss)	$3,335	$(9,254)

	March 31, 2006	December 31, 2005

Cumulative foreign currency translation adjustments	$4,319	$3,078
Unrealized net holding loss on investments	(85)	(2)
Total accumulated other comprehensive income	$4,234	$3,076

8.                     Line of Credit

In March 2006, we extended the maturity date on our $15.0 million line of credit to March 2007. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 7.75 % on March 31, 2006 or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of March 31, 2006, we were in compliance with our bank covenants.

As of March 31, 2006, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.8 million, which was net of outstanding letters of credit of $2.2 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter of credit securing our lease obligations for our premises in the United Kingdom.

9.                     Segment and Geographic Information

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

World-wide revenue based on customer location is as follows (in thousands):

	Three months ended March 31,
	2006	2005

United States	$27,669	$23,038
United Kingdom	13,297	9,791
Rest of world	10,500	8,330
Total	$51,466	$41,159

The rest of world revenue was derived primarily from customers located in Australia, Canada, China, India and Japan. No individual customer accounted for more than 10% of consolidated revenue during the three months ended March 31, 2006 or 2005.

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	March 31, 2006	December 31, 2005

United States	$70,236	$71,808
United Kingdom	9,619	10,824
Rest of world	2,205	2,250
Total	$82,060	$84,882

10.                  Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP had no material impact to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Risk Factors” beginning on page 30. The following will be discussed and analyzed:

•      Overview

•      Critical Accounting Policies and Estimates

•      Results of Operations

•      Liquidity and Capital Resources

Overview

We are a leading provider of workforce performance improvement software and services that enable companies to optimize workforce performance and capture customer intelligence in their customer service operations. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function and gain valuable insight from customer interactions that can be used throughout the enterprise. These solutions may be deployed throughout a customer’s enterprise—including in contact centers, back offices and branch offices—to enable the customer to capture information derived from contacts with its customers, analyze the information in relation to key performance indicators, act upon the information to improve the overall customer experience, and manage the staffing, training and performance measurement of its personnel involved in all aspects of customer service.

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

We intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market. During first quarter of 2006 and 2005, approximately 31% and 42%, respectively, of our license revenue has been derived from the indirect sales channel.

We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as pre-packaged solutions, which add capabilities such as performance analysis and e-learning management to our core quality monitoring and workforce management solutions. We also believe the market shift from traditional hardware based recording to VoIP represents a significant growth opportunity, as our software solutions support both of these recording environments. In addition, we believe our product offerings can be marketed toward branch-office and back-office initiatives for business process monitoring, which represents a new market for us. Factors that may impact our ability to grow our product revenue, however, include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to expand our global sales channels.

We also plan to grow our services revenue in concert with our product revenue. When our customers license our products, they generally purchase installation, training and one year of support services. Therefore, as we generate product revenue, we also generate related services revenue. In addition, our customers generally renew their maintenance contracts with us each year. Therefore, our maintenance revenue increases as our customer base increases. Factors that may influence our ability to grow our services revenue, however, include our ability to continue to increase product revenues, provide services that enable and enhance our customers’ ability to improve the efficiency and effectiveness of their customer service operations and our ability to maintain a high level of customer success and satisfaction.

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have extended our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Acquisition Agreement and Plan of Reorganization, dated December 16, 2004 (the “Acquisition Agreement”), we paid $40 million in cash which was funded from our existing cash and investments and issued 2.1 million shares of Witness’ common stock valued at $37.2 million (measured at the date the stock consideration became fixed pursuant to the application of a formula specified in the Merger Agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Approximately ten percent of the aggregate acquisition consideration was placed into escrow and was released to Witness during the month of March, 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims from the settlement of IEX litigation. On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between them. As part of the final settlement, Witness made payment of $8.25 million to Tekelec, IEX’s parent company, in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012.

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration that was financed from our existing cash and investments. Ten percent of the aggregate acquisition consideration is being held in escrow until May 23, 2006. The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the purchase agreement and certain pending and potential claims.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of SFAS 123(R) as of January 1, 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $ 3.0 million, which consisted of stock-based compensation expense related to employee stock options granted during the last four years (vesting period).

The table below reflects net income and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005:

	Three Months Ended March 31,
	2006	2005
	Actual	Pro forma (1)
Net income (loss) before the effect of stock-based compensation Expense	$5,211	$(9,360)
Stock-based employee compensation expense related to employee stock options	—	15
Stock-based employee compensation expense related to employee stock options	(3,034)	(2,863)
Net income (loss), including the effect of stock-based compensation expense	$2,177	$(12,208)

Basic earnings per share	$0.07	$(0.46)
Diluted earnings per share	$0.06	$(0.46)

(1)           Net loss, stock-based compensation expense, basic and diluted earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. During the three months ended March 31, 2006, approximately 46% of our revenue was derived from operations outside the United States. During three months ended March 31,2005 and 2004, 44% and 43%, respectively, of our revenue was derived from customers outside the United States. We had 668 full-time employees, excluding approximately 164 contractors located in the Asia-Pacific region, at March 31, 2006, compared to 595 employees, excluding approximately 159 contractors, at March 31, 2005. As of March 31, 2006, 229 of the 668 full-time employees were located outside the United States compared to 195 employees, excluding contractors, at March 31, 2005.

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

Revenue Recognition.  We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. We also derive a relatively small portion of product revenue by selling hardware to customers. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware is recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines, discussed above, in measuring revenues, however, certain judgments and estimates affect the application of our revenue policy described above. Further, assessment of collectibility is particularly critical in determining whether or not revenues should be recognized. We also record provisions for estimated sales allowances on product and service related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of customer credits and other known factors. If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience with write-offs and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling, general and administrative expense in the period such determination is made.

Accounting for Acquisitions. Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and integration costs. In recording acquisitions, significant judgment is required in estimating:

•      valuation of deferred revenue,

•      valuation of intangible assets and acquired in-process research and development,

•      other liabilities existing at the time of acquisition.

Changes to estimates of acquired identifiable assets and liabilities are reflected as adjustments to goodwill or intangibles to the extent such changes were based on conditions that existed at the acquisition date but the information was subsequently received and evaluated. Other adjustments are reflected in our results of operations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if circumstances indicate their value may no longer be recoverable.

Impairment of Long-Lived Assets.   Long-lived assets, such as property and equipment and amortizable intangible assets, are accounted for in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Accounting for Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition  of deferred income tax assets and liabilities for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carryforwards, and adjust our valuation allowance, if necessary.

If we were to recognize the tax benefit associated with our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that would be significantly higher than in past periods. Furthermore, the utilization of deferred tax assets, primarily net operating loss carryforwards arising from acquisitions, has resulted and will continue to result in a reduction in goodwill and the recognition of tax expense associated with the purchased deferred tax assets. Additionally, the utilization of net operating loss carryforwards generated by the tax deduction for stock option exercises results in an increase to Additional-Paid-in-Capital and the recognition of tax expense.

Also under FAS 123(R), future excess tax deductions will result in an increase to Additional-Paid-in-Capital. Under this new standard, the Company will continue to follow the with-and-without approach and consider the impact of excess stock option deductions last when computing its income tax provision. We have utilized $2.2 million of income tax benefits originating from stock option deductions that have not been recorded in accordance with FAS 123(R).

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

Stock-Based Compensation.   On January 1, 2006, we adopted SFAS No.123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using Black-Scholes option-pricing model. The fair value of share-based awards is affected by stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. SFAS 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of SFAS123(R) as of January 1, 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R).

In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). This statement requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $3.0 million which consisted of stock-based compensation expense related to employee stock options granted during the last four years (vesting period). Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, we have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FSP123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005, was $8.06 and $7.63, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected term of option (1)	3.3 years	3.5 years
Volatility (2)	54%	60%
Forfeiture (3)	16.2%	—%
Risk-free interest rate (4)	4.4%	3.6%
Expected dividend yield	0%	0%

(1) The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The following factors were considered in estimating the expected term using Black-Scholes model:

•      The vesting period of the awards

•      Employee’s past exercise and post-vesting employment departure behavior

•      Expected volatility of the price of the underlying share

(2) We used a 3-year historical stock-price volatility as the expected volatility assumption which aligns with the expected term of the options granted during the three months ended March 31, 2006. We believe that historical volatility reflects our current assessment of implied volatility. Prior to 2006, we used historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma disclosure.

(3) Forfeiture rate was computed taking into consideration the historical forfeiture rates. SFAS No.123(R) requires forfeitures to be estimated at the time of option grants and revised, if necessary, in subsequent periods if actual forfeiture differs from those estimates. Prior to adoption of SFAS No.123(R), our pro forma disclosures accounted for actual forfeitures as they occurred.

(4) The risk-free interest rate assumption is based on the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option.

See Note 6 to the Condensed Consolidated Financials Statement included elsewhere in this report for discussion on stock- based compensation.

Results of Operations

The table below shows operating data as a percentage of total revenue for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	39%	40%
Services	61	60
Total revenue	100	100
Cost of revenue:
Product	9	11
Services	23	23
Total cost of revenue	32	34
Gross profit	68	66
Operating expenses:
Selling, general and administrative	49	48
Research and development	15	15
Merger-related and integration costs	1	4
Acquired in-process research and development	—	22
Operating income (loss)	3	(23)
Interest and other income, net	2	0
Income (loss) before provision for income taxes	5	(23)
Provision for income taxes	1	0
Net income (loss)	4%	(23% )

Revenue

Total revenue increased 25% in the first quarter of 2006, as compared to the first quarter of 2005, to $51.5 million. The increase in total revenue can be attributed to both continued growth of our business and sales and related services derived from our Blue Pumpkin acquisition, which expanded our workforce optimization solution. The number of installed customer sites grew to 4,330 as at March 31, 2006 from 3,846 sites as at March 31, 2005.

Product revenue includes software revenue and hardware revenue. Hardware sales are incidental to our business, and we are working toward transitioning our customers to third-party hardware suppliers. We expect hardware revenue to decline in the future. Product revenue of $18.3 million, excluding hardware revenue of $1.6 million in the first quarter of 2006 (and $1.3 million in the same period in 2005), increased $3.2 million, or 21% in the first quarter of 2006. The increase in software revenue growth in 2006 is largely attributed to our expanded product line, especially Impact 360. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function.

Product revenue as a percentage of total revenue has been decreasing slightly over the past three years due to increased services revenue, as discussed below. Our product pricing has remained reasonably consistent over the previous three years.

New customers accounted for 15% and 21%, respectively, of product revenue, excluding hardware revenue, during the first quarters of 2006 and 2005. We receive follow-on revenue from our existing customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. We expect to continue receiving the majority of our product revenue from existing customers during 2006.

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 28% to $31.6 million in the first quarter of 2006 compared to the first quarter of 2005. The increase was due to installation and training services related to new product sales, customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream and the lesser impact of the fair value adjustment on service revenues acquired in conjunction with the Blue Pumpkin and Optimis acquisition. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate during 2006. Our services pricing has remained consistent over the past three years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2006.

Cost of Revenue

Total cost of revenue increased 18% to $16.3 million in the first quarter of 2006 compared to the first quarter of 2005. Expressed as a percent of revenue, gross profit margin has increased to 68% in the first quarter of 2006 compared to 66% in the same period in 2005. This increase resulted primarily from an increase in service revenue gross margins. Excluding hardware cost of revenue and the amortization of intangible assets resulting from acquisitions, gross profit margins increased slightly to 75% in the first quarter of 2006 from 74% in the first quarter of 2005. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant throughout 2006.

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs. Amortization of acquired technology was $2.3 million in the first quarter of 2006 compared to $1.9 million in the same period in 2005. Cost of hardware revenue was $1.7 million in the first quarter of 2006 and $1.3 million in the same period of 2005. We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future. Cost of product revenue, excluding amortization of acquired technology and hardware costs, decreased 31% in the first quarter of 2006 compared to the same period in 2005. This decrease was due to lower royalties expense during the first three months of 2006 compared to the same period of 2005. Royalties expense relate to third parties for software components that are embedded in our software applications. Such royalties vary period-over-period in proportion to the sales of certain products. The cost of product revenue expressed as a percentage of product revenue, excluding hardware and amortization of intangible assets, was 4% and 6% in the first quarter of 2006 and 2005, respectively. As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which could increase the cost of product revenue in the future.

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 23% to $11.7 million in the first quarter of 2006 compared to the same period in 2005, due primarily to an increase in the number of employees engaged in customer support services. Cost of services revenue as a percentage of services revenue decreased to 37% of total services revenue in the first quarter of 2006 from 38% in the same period in 2005 due to productivity improvements in the professional services group. We anticipate that our services margins will remain relatively consistent throughout 2006. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. SG&A expense increased 26% to $25.1 million in the first quarter of 2006 compared to the same period in 2005 due primarily to $2.5 million in stock compensation expense and $2.3 million in legal, professional and personnel costs. Certain increases in SG&A costs, especially personnel, during 2006 were effected by the Blue Pumpkin and Optimis acquisitions during 2005. We expect SG&A expense to increase quarterly in 2006 in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth.

Research and Development.  Research and development (“R&D”) expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over the asset’s estimated useful life to cost of product revenue.  Software development capitalization increased to $1.2 million as of March 31, 2006 from $0.9 million as of March 31, 2005. Cost of product revenue during the three months ended March 31, 2006 and 2005 includes amortization of capitalized software development costs of $0.9 million and $0.1 million, respectively. R&D expenses increased 28% to $8.0 million in the first quarter of 2006 compared to the same period in

2005, primarily due to the increased number of employees engaged in research and development activities. We expect total R&D expense to increase quarterly in absolute dollars but decrease as a percentage of total revenue during 2006.

Merger-related and Integration Costs. During the first quarter of 2006, we incurred merger-related and integration costs in the amount of $0.7 million pertaining to the acquisition of Blue Pumpkin. These expenses were primarily incurred for legal and professional fees. During the first quarter of 2005 we incurred $1.7 million in merger-related and integration costs due to the January 2005 acquisition of Blue Pumpkin.

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

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2006 and 2005, respectively is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Interest income, net	$1,408	$291
Foreign currency loss	(137)	(153)
	1,271	138

We expect that interest income will increase in 2006 compared to 2005 due to higher cash and investment balances resulting from our common stock offering in December 2005.

Provision for Income Taxes

We recorded a provision for income tax of $0.4 million and $33 thousand, respectively, in the first quarter of 2006 and 2005. As of December 31, 2005, we had net operating loss carryforwards aggregating $82.2 million for U.S. tax purposes and $37.8. million for foreign tax purposes. We expect that the provision for income taxes in 2006 will benefit from the utilization of these net operating loss carryforwards. However, the utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for deferred income tax assets and goodwill or intangible assets, and the recognition of deferred income tax expense.

Liquidity and Capital Resources

At March 31, 2006, we had $12.8 million available under a line of credit, which was net of outstanding letters of credit of $2.2 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 7.75% on March 31, 2006, or LIBOR plus 300 basis points, and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of March 31, 2006, we were in compliance with all bank covenants.

We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources. We currently expect to have total capital expenditures of approximately $5.5 million in 2006. We believe that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems.

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

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom that conduct transactions in either the local currency of the location or the U.S. dollar. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Net foreign exchange losses were $0.1 million and $0.2 million in the three months ended March 31, 2006 and 2005, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 2 of Part I of this Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the material weakness discussed below.

The following was the material weakness, as originally reported in our Annual Report on Form 10-K for the year ended December 31, 2005:

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

In the quarter ended March 31, 2006, management made significant progress in remediating the material weakness by:

•      Revising our policies and procedures related to the capitalization and depreciation of property and equipment including the addition of control procedures over the review of information input into our accounting system;

•      Revising our control procedures through the addition of more effective controls to ensure the accrual of certain period-end operating expenses; and

•      Implementing formal policies, including quantitative and qualitative analysis, over the documentation and evaluation of unsubstantiated differences that individually or in the aggregate should be timely recorded.

Since this is the first quarter of remediation, it is too early to conclude that the material weakness has been remediated. Management believes the above new policies and procedures, when fully implemented, will be effective in remediating this material weakness.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There were no changes, other than as discussed above, in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division (“Texas IEX action”), alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX’s lawsuit seeks actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees, and an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent.

On October 4, 2005, Blue Pumpkin filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against IEX Corporation alleging patent infringement(“Georgia IEX Action”). Specifically, Blue Pumpkin has alleged that IEX products infringe claims of U.S. Patent No. 6,952,732 (“the ‘732 Patent”), entitled “Method and apparatus for multi-contact scheduling.” Blue Pumpkin’s lawsuit seeks an injunction and money damages for IEX’s infringement of the ‘732 Patent.

On December 15, 2005, IEX and Blue Pumpkin reached a tentative agreement to settle all claims asserted between them. On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between. As part of the final settlement, Witness paid $8.25 million to Tekelec,  IEX’s parent company, in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012.

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

On January 19, 2006, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. and NICE Systems, Ltd. (collectively “NICE”), alleging patent infringement. Specifically, we have alleged that NICE products, including NicePerform and related products that include the ability to monitor communications to detect the presence of at least one predetermined parameter, infringe claims of U.S. Patent No. 6,404,857 B1 (“the ‘857 Patent”), entitled “Signal Monitoring Apparatus for Analyzing Communications.” We have sought an injunction and money damages for NICE’s infringement of the ‘857 patent. On March 6, 2006, NICE filed its answer  to the complaint and a counterclaim, alleging that the ‘857 patent is not infringed and is invalid, and this case is at a preliminary stage.

We are not party to any significant litigation or legal proceedings, including those summarized above, that we believe could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A Risk Factors

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

The market for workforce optimization software, including software that records and analyzes customer interactions and that forecast and schedules employees, is still developing. Our success depends on the use and acceptance of our software and services by existing and prospective customers. In addition, demand for our software remains uncertain because our existing and potential customers may:

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

Throughout much of our history, we have experienced losses. As a result of our prior operating losses, we had an accumulated deficit of $40.1 million as of March 31, 2006. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

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

We derived revenues of $23.8 million and $18.1 million in the first quarter of 2006 and 2005, respectively, from customers located outside the United States. Our operations outside of the United States at March 31, 2006, consisted of operations located in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue, excluding hardware revenue, from our indirect sales channel represented 31% and 42% of total product revenue in the first quarter of 2006 and 2005, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

During 2004, we expanded our software development capabilities in the Asia-Pacific region in order to optimize available research and development resources and better meet development timeframes. We have limited experience with remote software development activities. Accordingly, there are a number of risks associated with this activity, including:

•      delays or product errors due to miscommunication between our local development organization and our Atlanta- based R&D management;

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

As of March 31, 2006, we had nine registered trademarks in the U.S. and nine U.S. and three international patents. We cannot assure you that we will file new patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

For example, claims have been asserted against us in lawsuits involving Knowlagent, STS and NICE (as described in Item 1, “Legal Proceedings”, of Part II). We cannot assure you that we will be successful in defending against the claims that have been asserted or any other claims that may be asserted. We also cannot assure you that such claims will not have a material adverse effect on our business, financial condition, or operations. Defending infringement claims or other claims involves substantial costs and diversion of management resources. In addition, to the extent we are not successful in defending such claims, we may be subject to injunctions with respect to the use or sale of certain of our products or to liabilities for damages to the claimants or to customers to whom we have indemnification commitments, and we may be required to obtain licenses which may not be available on reasonable terms. In addition, we cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, users of our software may become subject to claims if our software is alleged to infringe the intellectual property rights of others. These software users could attempt to hold us responsible for these claims and any resulting harm they suffer. If a patent claim against us were to be successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Such a result could have a material adverse effect on our business, financial condition and results of operations.

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

Our success also depends upon the continued service of our executive officers, particularly our Chairman and Chief Executive Officer, David Gould, and our President and Chief Operating Officer, Nick Discombe. We have employment agreements with Mr. Gould and Mr. Discombe and limited non-

compete agreements with most of our other executive officers. However, any of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of the services of our executive officers or other key personnel, particularly if lost to competitors, could materially and adversely affect our business.

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

Item 6. Exhibits

(a)	Exhibits

10.1*	Ninth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 9, 2006.
10.2*	First amendment to employee change of control agreement
23.1*	Consent of Independent Business Valuation Experts
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006	WITNESS SYSTEMS, INC.

	BY:	/s/ David B. Gould
DAVID B. GOULD
CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

	BY:	/s/ William F. Evans
WILLIAM F. EVANS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)