Form 10-K/A
period 2005-12-31
WITNESS SYSTEMS INC
filed 2007-02-08
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Exchange Act Rule 12b-2).

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

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, currently scheduled for May 18, 2006, are incorporated by reference in Part III of this report

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the year ended December 31, 2005 as filed on March 16, 2006 (the “Original Filing”) to restate our Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003 and the related disclosures. This amended Annual Report on Form 10-K/A also includes the restatement of the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, which is included in Item 7.  See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements for a detailed discussion of the effect of the restatement.

Beginning in late May 2006, the Company’s management initiated a preliminary internal review of the Company’s historical stock option practices and related accounting treatment in response to general media attention concerning stock option grants at various public companies and shareholder interest with respect to this particular issue. On August 8, 2006, in response to the results of management’s preliminary internal review, our Board of Directors voluntarily formed a Special Committee of independent directors to review our stock option practices and grants during the period between the date of the Company’s initial public offering on February 10, 2000 and August 31, 2002.  The Special Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by its counsel. The Special Committee reviewed all 5.7 million stock options granted throughout the period covered by its investigation. In December 2006, the Special Committee completed its review and reported its findings and recommendations to our full Board of Directors. The Special Committee did not find fraud or intentional misrepresentation in the financial reporting of the option grants that it analyzed but found inaccuracies in the determination of measurement dates for certain stock option grants affecting the Company’s accounting and disclosures. For a number of these grants, the Special Committee found that it was likely that the stated grant date was selected in hindsight based on price given the lack of supporting documentation and that the option price was the low price in a given month or quarter. Such grants were found to be present during 2000 and through approximately mid-year 2001.

In addition to the Special Committee investigation, the Company, with the assistance of outside legal counsel, reviewed the Company’s stock option practices and grants for the periods subsequent to August 31, 2002. This review evaluated 90 percent of the 11.1 million options granted after August 31, 2002. This review did not find fraud or intentional misrepresentation in the financial reporting relating to option grants but did identify errors in the determination of measurement dates. However, such errors were relatively immaterial and did not exhibit evidence of selection of a favorable grant date and price in hindsight.

The restatement of our Original Filing (Annual Report filed on March 16, 2006) reflected in this amended Annual Report on Form 10-K/A includes adjustments arising from the review performed by the Special Committee and our internal review.

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the re-determined measurement date, we concluded that approximately $9.7 million of additional stock-based compensation expense related to 4.6 million options of the 15.8 million options reviewed should be recorded in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations.

In connection with the restatement of our historical Consolidated Financial Statements, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of purchase accounting relating to Blue Pumpkin, Inc., income taxes and miscellaneous other items. These adjustments resulted in an increase of approximately $1.0 million in the previously reported net loss in 2005.

In connection with the restatement of stock-based compensation expense, we are also restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standard No. 123, Accounting for Stock–Based Compensation included in Note 1 of the Notes to the Consolidated Financial Statements.

For more information on these matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” Item 9A, “Controls and Procedures;” and Note 2 of the Notes to the Consolidated Financial Statements.

We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K for the periods affected by the restatement other than this Annual Report on Form 10-K/A for the year ended December 31, 2005. As part of our review, we also determined that we need to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 originally filed on May 9, 2006, which we are filing concurrently with this Form 10-K/A. We have not amended and we do not intend to amend any of our other Quarterly Reports on Form 10-Q as a result of our restatement. For this reason, the Consolidated Financial Statements and related financial information contained in any related previously filed financial reports should no longer be relied upon. All of the information in this Form 10-K/A is as of December 31, 2005 and does not reflect events occurring after the Original Filing, other than the restatement and subsequent events as described in Note 17 to the Consolidated Financial Statements, or modify or update disclosures (including the Exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below).

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-K/A have been amended to reflect the restatement.

This amended  Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement dates errors and there may be a risk that an inquiry by the SEC could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and the delisting of our common stock from the Nasdaq Stock Market.

PART I

Item 1.                          Business

This Annual Report on Form 10-K/A includes “forward-looking statements” within the meaning of the Private Securities Litigation Report Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Typically, these statements contain the words “believes,” “anticipates,” “intends,” “expects” or similar words. In any event, any information or statements made that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve numerous risks and uncertainties. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to in Item 1A of Part 1 of this report “Risk Factors” beginning on page 9.

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

Our Impact 360 solution is an integrated offering of software products that provide comprehensive workforce optimization functionality, including quality monitoring and high-volume compliance recording, workforce management, performance management and electronic learning, or e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or “CSR”s, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume, full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

We have more than 2,000 customers, including more than 60 Fortune 100 companies. Our solutions are used in a wide variety of industries worldwide, including financial services, communications services, manufacturing, utilities, retail, transportation, travel and outsourcing. No individual customer accounted for 10% or more of our revenue in 2005, 2004 or 2003. We market and sell our products through both our direct sales force and through indirect channels. Our indirect sales channel includes reseller, distributor, original equipment manufacturer, or “OEM”, and similar arrangements with key vendors in the contact center workforce optimization market, such as Avaya, Cisco, Nortel and Siemens. We also have strategic relationships with systems integrators, including Accenture, British Telecommunications and EDS.

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

The initial implementation engagement for our Impact 360 solutions is typically completed within 30 to 60 days from the start date of the implementation phase. Training services provide the skills and knowledge necessary to enable business and technical users to utilize the Impact 360 solutions. Training is provided at our global training centers, on-site at the customers’ location or via our web-based education and training management system. In addition, we offer customized training programs tailored to the specific needs of our customers.

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

As of December 31, 2005, we had 270 associates (including over 176 contractors in Asia) engaged in research and development activities. Research and development expenditures, exclusive of acquired in-process research and development, for the years ended December 31, 2005, 2004 and 2003 were $26.7 million, $20.8 million and $18.3 million, respectively. We anticipate our research and development costs as a percentage of total revenue will decrease in 2006 as compared to 2005.

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

Patents.   As of December 31, 2005, we had nineU.S. and three international patents We cannot assure you that we will file new patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

Availability of Reports and Other Information.

Our corporate Web site is http://www.witness.com. We make available on this Web site, free of charge, access to our Annual Reports on Forms 10-K and 10-K/A, Quarterly Reports on Forms 10-Q and 10-Q/A, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. In addition, the Commission’s Web site is http://www.sec.gov. The Commission makes available on its Web site, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our Web site or on the Commission’s Web site is not part of this Annual Report on Form 10-K/A.

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

SEC Inquiry and Litigation Relating to Stock Options.

Although a Special Committee of our independent directors has completed its review of our stock option grants and practices in the period between February 10, 2000 and August 31, 2002 and management has completed its review of our option grants after that period, an informal inquiry by the SEC relating to our stock option granting practices remains pending, as does derivative and class action litigation against the Company and certain of its directors and officers. Although we believe that we have made appropriate corrections to the Consolidated Financial Statements set forth in this report for matters relating to stock options, we cannot rule out the possibility that these proceedings may require further adjustments to the financial results and other disclosures set forth in this report. In addition, these proceedings are likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions. These eventualities could materially and adversely affect our business and results of operations.  We cannot currently predict the ultimate outcome of these proceedings.

If we do not maintain compliance with the listing requirements of the Nasdaq Stock Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the Special Committee’s review and the restatement of our Consolidated Financial Statements, we did not timely file certain of our periodic reports with the SEC.  As a result, we were not in compliance with the listing requirements under the Nasdaq Stock Market Rules. Following a review and hearing process with the Nasdaq Stock Market, the Nasdaq Stock Market has permitted our securities to remain listed. However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the Nasdaq Stock Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets”. The trading of our common stock through the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock through the Pink Sheets could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all. Securities that trade through the Pink Sheets are no longer eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the Nasdaq Stock Market and transferred to the Pink Sheets, there could also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our Company.

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

Throughout much of our history, we have experienced losses. As a result of our prior operating losses, we had an accumulated deficit of $52.8 million as of December 31, 2005. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

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

We have expanded our software development capabilities in the Asia-Pacific region in order to optimize available research and development resources and better meet development timeframes. We have limited experience with remote software development activities. Accordingly, there are a number of risks associated with this activity, including:

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

If our advanced compliance recording applications fail to record high volume, full-time performance of the voice conversation of our customers’ interactions, we may be subject to liability and our reputation may be harmed.

Many of our customers use our advanced compliance recording applications to record and store interactions with customers to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record high volume, full-time performance of the voice conversation of our customers’interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed.

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

As of December 31, 2005, we had eight registered trademarks in the U.S., nineU.S. and three international patents. We cannot assure you that we will file new patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives, directors and attorneys. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources. We have reported two material weaknesses in internal control over financial reporting which we found in connection with our evaluation of controls and procedures as of December 31, 2005. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Failure to maintain effective internal controls over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

We recently issued 4.7million new shares during our secondary offering of our Common stock. We also issued 1.9  million new shares and granted approximately 650,000 options to purchase shares of our common stock in connection with acquisitions in 2005, which will result in dilution to our existing stockholders and may cause our stock price to decline.

During our secondary offering of our common stock, we issued 4.7 million shares of common stock in December 2005. Also, as part of the merger consideration in our acquisition of Blue Pumpkin in January 2005, we issued a total of 1.9 million shares of common stock to former Blue Pumpkin shareholders. In addition, we issued employee stock options to purchase approximately 650,000 shares of common stock in connection with this acquisition and the acquisition of Optimis in May 2005. The issuance of a significant amount of additional shares of common stock results in dilution to our existing shareholders and could reduce our earnings per share, which in turn could negatively affect the market price of our common stock. A significant amount of common stock coming on the market at any given time could result in a decline in the price of our common stock or increased volatility.

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

Our success also depends upon the continued service of our executive officers. Any of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of the services of our executive officers or other key personnel, particularly if lost to competitors, could materially and adversely affect our business.

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

On December 15, 2005, IEX and Blue Pumpkin reached an agreement to settle all claims asserted between them in both the Texas and Georgia cases, subject to a number of contingencies including negotiation, execution and delivery by the parties of a definite settlement agreement prior to a deadline established by the court , currently March 15, 2006. The terms of the settlement are confidential. We expect to recover more than half of the settlement amount and related litigation costs from the escrow fund that was established in connection with our acquisition of Blue Pumpkin. As of December 31, 2005, we have accrued the anticipated settlement costs and do not expect that the settlement will require any additional material charges. (See Note 6 to the Consolidated Financial Statements included elsewhere in this report for discussion of the Blue Pumpkin acquisition).

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

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia (Atlanta Division) naming Witness Systems, Inc. as a nominal defendant and naming all of our current directors and a number of our current officers as defendants.

Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.).  The complaint alleges purported violations of federal and state law, including breaches of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by the Company.  The complaint seeks monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing the Company to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court.  On November 15, 2006, the Company and the other defendants filed a motion to dismiss the complaint in its entirety on a variety of grounds, including plaintiffs’ failure to allege demand futility.  Rather than respond to that Motion, plaintiffs on January 9, 2007 filed an Amended Complaint.  The Company and its directors intend to review the allegations of the Amended Complaint and respond when appropriate.

A class action securities lawsuit was filed on August 14, 2006, by an individual claiming to be a stockholder of the Company naming the Company and certain of its directors and officers as defendants in connection with certain stock option grants made by the Company.  Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.).  The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court.  Neither a lead plaintiff nor lead counsel has been appointed, nor has a response to the complaint yet been required. The Company and the other defendants will respond to the complaint when appropriate.

On October 27, 2006, the Company received a notice of informal nonpublic inquiry from the SEC requesting certain documents and information relating to the Company’s stock option grant practices from February 2000 to the present. The Company intends to cooperate fully with all matters related to this request.

From time to time we may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business that might impact on our financial position, our results of operations, or our cash flows.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

Item 5.                          Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock- Listing on the Nasdaq Stock Market

Our common stock trades on the Nasdaq Stock Market under the symbol “WITS”.  We delayed the filing of our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 until the Company was able to complete its restatement of previously issued Consolidated Financial Statements. As a result, we have not been in compliance with the Nasdaq Stock Market filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14).  We have received a letter from Nasdaq Listing Qualification Panel advising us that we have received an extension of time through February 7, 2007 to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006.  The Panel advised us that if we are unable to meet the extension deadline, the Panel will issue a final determination to delist our shares and there can be no assurance that Nasdaq Listing and Hearing Review Council will grant an additional extension of time to meet such requirements or that our common stock will remain listed on the Nasdaq Stock Market.

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

Item 6.                          Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The Consolidated Statements of Operations data for the years ended December 31, 2005, 2004 and 2003 and the Consolidated Balance Sheets data as of December 31, 2005 and 2004 have been derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes thereto, which have been restated and are included elsewhere in this Form 10-K/A. The Consolidated Statements of Operations data for the years ended December 31, 2002 and 2001 and the Consolidated Balance Sheets data as of December 31, 2003, 2002 and 2001 have been restated to reflect the correction of errors as noted below, but such related data have not been audited and is derived from the books and records of the Company. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements included elsewhere in this report, our Consolidated Financial Statements have been restated to correct errors in the recognition of stock-based compensation expense for stock options, primarily granted in prior years, to adjust the purchase accounting for the acquisition of Blue Pumpkin and to record additional income taxes and miscellaneous other items.  The restatement due to stock-based compensation expense and other items resulted in after-tax charges of $1.3 million, $0.8 million, $1.2 million, $1.9 million and $4.2 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.   Additionally, the cumulative effect of the restated after-tax charges for the periods prior to 2001 was $1.2 million. There is no tax-effect of the charges related to stock-based compensation expense due to the recognition of a valuation allowance for all of the Company’s net deferred tax assets. The adjustments reduced previously reported diluted earnings per common share by $0.05, $0.03, $0.05, $0.08 and $0.19 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

	Year Ended December 31,
	2005(b) As Restated (a)	2004 As Restated (a)	2003(c) As Restated (a)	2002 As Restated (d)	2001 As Restated (d)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$74,186	$57,620	$46,238	$33,383	$39,926
Services	111,142	83,715	61,799	34,303	22,596
Total revenue	185,328	141,335	108,037	67,686	62,522
Cost of revenue:
Product	19,130	13,784	11,580	1,132	602
Services	42,361	32,645	24,413	12,615	10,980
Total cost of revenue	61,491	46,429	35,993	13,747	11,582
Gross profit	123,837	94,906	72,044	53,939	50,940
Operating expenses:
Selling, general and administrative	85,995	65,808	60,823	41,624	43,805
Research and development	26,717	20,816	18,267	15,460	14,400
Merger-related and integration costs	4,532	498	7,865	—	—
Acquired in-process research and development	9,000	—	7,840	—	4,823
Operating (loss) income	(2,407)	7,784	(22,751)	(3,145)	(12,088)
Interest and other income, net	860	1,206	1,303	1,570	2,866
(Loss) income before provision for income taxes	(1,547)	8,990	(21,448)	(1,575)	(9,222)
Provision for income taxes	3,024	312	307	261	116
Net (loss) income	$(4,571)	$8,678	$(21,755)	$(1,836)	$(9,338)
Net (loss) income per share:
Basic	$(0.17)	$0.37	$(0.99)	$(0.08)	$(0.42)
Net (loss) income per share:
Diluted	$(0.17)	$0.33	$(0.99)	$(0.08)	$(0.42)
Weighted-average common shares outstanding:
Basic	27,221	23,361	21,991	22,626	22,258
Diluted	27,221	26,084	21,991	22,626	22,258
Balance Sheet Data:
Cash and cash equivalents	$111,751	$42,641	$21,517	$30,089	$9,297
Working capital	119,115	60,114	28,697	59,435	55,953
Total assets	264,394	124,499	104,035	87,141	84,166
Total stockholders’ equity	202,284	74,374	49,995	65,074	66,054

(a)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements included elsewhere in this report.

(b)	We commenced the consolidation of Blue Pumpkin Software, Inc. and Optimis Group limited on January 25, 2005 and May 24, 2005, respectively.

(c)	We commenced the consolidation of Eyretel plc on March 22, 2003.

(d)

The table below presents the impact of the stock-based compensation adjustments to the restatement of our previously reported Consolidated Statements of Operations for the years ended December 31, 2002 and 2001.

	2002			2001
	(in thousands, except per share data)
	As Previously Reported	Adjustment	As restated	As Previously Eeported	Adjustment	As restated
Statement of Operations Data:
Revenue:
Product	$33,383	—	$33,383	$39,926	—	$39,926
Services	34,303	—	34,303	22,596	—	22,596
Total revenue	67,686	—	67,686	62,522	—	62,522
Cost of revenue:
Product	1,132	—	1,132	602	—	602
Services	12,286	$329	12,615	10,448	$532	10,980
Total cost of revenue	13,418	329	13,747	11,050	532	11,582
Gross profit	54,268	(329)	53,939	51,472	(532)	50,940
Operating expenses:
Selling, general and administrative	40,439	1,185	41,624	40,968	2,837	43,805
Research and development	15,090	370	15,460	13,611	789	14,400
Acquired in-process research and development and related charges	—	—	—	4,823	—	4,823
Operating (loss) income	(1,261)	(1,884)	(3,145)	(7,930)	(4,158)	(12,088)
Interest and other income, net	1,570	—	1,570	2,866	—	2,866
Income (loss) before provision for income taxes	309	(1,884)	(1,575)	(5,064)	(4,158)	(9,222)
Provision for income taxes	261	—	261	116	—	116
Net income (loss)	$48	$(1,884)	$(1,836)	$(5,180)	$(4,158)	$(9,338)
Net income (loss) per share:
Basic	$0.00	$(0.08)	$(0.08)	$(0.23)	$(0.19)	$(0.42)
Net income (loss) per share:
Diluted	$0.00	$(0.08)	$(0.08)	$(0.23)	$(0.19)	$(0.42)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under Item1A “Risk Factors” beginning on page 9.The following will be discussed and analyzed:

•       Overview

•       Stock Option Practices and Restatement of Consolidated Financial Statements

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

Our Impact 360 solution is an integrated offering of software products that provide comprehensive workforce optimization functionality, including quality monitoring and high-volume compliance recording, workforce management, performance management and electronic learning, or e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or “CSR”s, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume, full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

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

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $36 million in cash which was funded from our existing cash and investments and issued 1.9 million shares of Witness’ common stock valued at $33.5 million (measured based on the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Pursuant to the Merger Agreement, cash of $4 million and 210,000 shares of common stock valued at approximately $3.7 million on the date of acquisition was placed into escrow fund and to be released to Witness in partial satisfaction and settlement of claims that Witness has now brought against the escrow fund, including claims for potential losses expected to result from the settlement of the IEX litigation. The escrow fund was established to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigations, and breaches of Blue Pumpkin’s representations, warranties or covenants in the Merger Agreement. See Note 6 of the Consolidated Financial Statements included elsewhere in this report for discussion of the Blue Pumpkin acquisition.

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration that was financed from our existing cash and investments. Ten percent of the aggregate acquisition consideration is being held in escrow until May 23, 2006.The escrow period may be extended in the event that there are pending claims that are brought against the escrow fund within such period. The escrow fund is available to compensate Witness, subject to certain limitations, for losses resulting from, among other things, breaches of representations, warranties or covenants in the purchase agreement and certain pending and potential claims. In 2005, the Compensation Committee of our Board of Directors approved stock option awards for approximately 650,000 shares of Witness common stock to certain Blue Pumpkin and Optimis employees as an inducement to join Witness. These inducement options are, subject to standard provisions for termination, forfeiture and acceleration, and are exercisable for five years from the date of grant. The inducement options will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

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

Stock Option Practices and Restatement of Consolidated Financial Statements

Beginning in late May 2006, the Company’s management initiated a preliminary internal review of the Company’s historical stock option practices and related accounting treatment in response to general media attention concerning stock option grants at various public companies and shareholder interest with respect to this particular issue. On August 8, 2006, in response to the results of management’s preliminary internal review, our Board of Directors voluntarily formed a Special Committee of independent directors to review our stock option practices and grants during the period between the date of the Company’s initial public offering on February 10, 2000 and August 31, 2002.  The Special Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by its counsel. The Special Committee reviewed all 5.7 million stock options granted throughout the period covered by its investigation. In December 2006, the Special Committee completed its review and reported its findings and recommendations to our full Board of Directors. The Special Committee did not find fraud or intentional misrepresentation in the financial reporting of the option grants that it analyzed but found inaccuracies in the determination of measurement dates for certain stock option grants affecting the Company’s accounting and disclosures. For a number of these grants, the Special Committee found that it was likely that the stated grant date was selected in hindsight based on price given the lack of supporting documentation and that the option price was the low price in a given month or quarter. Such grants were found to be present during 2000 and through approximately mid-year 2001. The Special Committee concluded that it was not necessary to expand the investigation to cover periods after August 31, 2002. Among the various key considerations in reaching this conclusion were: 1) as noted above, the Special Committee did not find fraud or intentional misrepresentation in the financial reporting of the option grants that it analyzed; 2) the Special Committee’s investigation found that the last instance of likely grant date selection based on stock price  occurred in mid-2001; and 3) the Special Committee observed that the option granting practices of the Company became more formal and regularized during the latter phase of the period subject to its review.

In addition to the Special Committee investigation, the Company, with the assistance of outside legal counsel, reviewed the Company’s stock option practices and grants for the periods subsequent to August 31, 2002. This review evaluated 90 percent of the 11.1 million options granted after August 31, 2002. The review was designed not only to provide a high degree of grant review coverage, but also to appropriately assess the propriety of measurement dates for each of the various types of options granted during this period.  Among others, option grant types covered included: 1) new employee grants in connection with the acquisition of businesses; 2) semi-annual employee ranking grants; 3) routine non-officer grants for such events as new hires, promotions, sales achievement, etc; and 4) officer grants, including grants to the Company’s then CEO. This review did not find fraud or intentional misrepresentation in the financial reporting relating to option grants but identified errors in the determination of measurement dates. However, such errors were relatively immaterial and did not exhibit evidence of selection of a favorable grant date and price in hindsight.

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the re-determined measurement date, we concluded that approximately $9.7 million of additional stock-based compensation expense related to 4.6 million options of the 15.8 million options reviewed should be recorded in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Cumulatively through December 31, 2005 we have reflected $9.5 million of this expense in our consolidated statements of operations. The remaining $0.2 million is for options which were not fully vested as of December 31, 2005. Additional stock-based compensation expense was recorded as follows: $0.2 million in 2005, $0.8 million in 2004, $1.2 million in 2003, $1.9 million in 2002, $4.2 million in 2001, and $1.2 million in 2000.

According to APB No. 25, the measurement date is the first date on which proper approval is obtained and all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price. To correct the grant date inaccuracies, the Company re-determined the measurement date based on the date when all APB No. 25 criteria were satisfied. In re-determining the most appropriate measurement date of an option grant, we considered meeting minutes and other documents of our Board of Directors, including minutes of the Compensation Committee and the Option Committee, in addition to the following data:

•       the date on which such grants were entered into the Company’s stock option system (“option entry date”) and thereby constructively communicated to each recipient via each recipient’s individual stock option account as administered by a third-party online broker;

•       reports on Form 4 filed with the SEC;

•       contemporaneous emails;

•       personnel files;

•       payroll records;

•       information obtained in interviews with various current and former Company employees and Board of Directors members; and

•       various records maintained by our Human Resources department.

For grants where there was not sufficient evidence and documentation to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such option grants.

For grants made to officers during this time, the Company believes that the proper measurement date is the date on which such grants were ratified or approved by the Compensation Committee. Under the Company’s corporate governance provisions during both periods subject to review, the Compensation Committee was the only body authorized to approve officer stock option grants. Therefore, officer grants could not be determined with finality until approval by the Compensation Committee. Of the total $9.7 million additional stock-based compensation expense arising from grant date corrections, approximately $4.2 million relates to officer grants.

Of the total $9.7 million additional stock-based compensation expense arising from grant date corrections, approximately $5.5 million relates to non-officer grants. Prior to the formation of the Option Committee in July 2001 and in lieu of sufficient evidence and documentation to support an earlier measurement date, the Company concluded that the best estimate of the measurement date was the option entry date. During this pre-July 2001 period the Company’s CEO was authorized by the Company’s Board of Directors to grant options to non-officers, and we have concluded that all measurement date criteria were finalized no later than the option entry date. However, because documentation was often not sufficient to determine whether a measurement date may have been established prior to the option entry date, we performed a sensitivity analysis using alternative measurement dates. If we used the Company’s highest quoted stock prices observed during the period between the originally stated grant dates and the option entry date, we would have recognized an additional $1.7 million of stock-based compensation expense. If we used the lowest price during this period, no additional stock-based compensation expense would have been recorded. For all non-officer grants during the period after December 31, 2001, we concluded that all measurement date conditions were determined with finality on the date of approval/ratification by the Option Committee or Compensation Committee, as applicable.

The following is a summary of the results of the reviews by the Special Committee and the Company and the impact of the primary stock-option accounting errors underlying this restatement:

Inaccurate measurement dates for certain stock options granted between February 10, 2000 and August 31, 2002

Based upon the review of all 5.7 million stock options granted to officers and non-officer employees between February 10, 2000 and August 31, 2002, it was determined that we used inaccurate measurement dates for 3.8 million  options.  Inaccurate measurement dates were found to have been used for substantially all grants issued prior to 2002, whereas only an inconsequential number of inaccuracies were identified during the first eight months of 2002. Of the $9.7 million of stock-based compensation expense described above, approximately $9.4 million arose from grants made during this period. Of this $9.4 million approximately $8.8 million can be described as resulting from the Company’s use of grant dates for which there was inadequate support. The remaining $0.6 million of the $9.4 million noted above is the result of the Company’s incorrect accounting for certain options that were modified after the initial grant date.

The discussion following each of the italicized headings below provides further details on the various error types identified. The specific examples discussed here account for $8.7 million of the $9.4 million expense noted above. The remaining $0.7 million not specifically discussed below related to various generally small grants of approximately 1.0 million options in total (e.g. new hires, promotions, incentive and sales achievement awards) awarded throughout this period.

Errors arising from likely date selection in hindsight:

As noted above, the Special Committee identified during this period grant dates which were likely selected in hindsight based on stock price considerations. The following specific grants, which in the aggregate account for additional stock-based compensation expense of $7.2 million and constitute materially all such grants in both quantity and restatement amount, are the largest examples of this error type:

•       Grants made in April 2000 (0.3 million options covering 134 employees, including six officers), December 2000 (0.5 million options covering 173 employees including eight officers), and April 2001 (0.7 million options covering 149 employees, including eight officers) were dated prior to the dates on which finalization and approval appears to have occurred. These grant dates also exhibited favorable pricing (i.e., relative stock price lows). Most of these grants were made in conjunction with the Company’s normal practice of granting stock options to officers and non-officers on a semi-annual basis through an employee performance ranking process. The remaining awards on these dates were various other grant types such as new hire and sales achievement options. The adjustment of the measurement dates on these options resulted in aggregate additional stock compensation expense of $6.0 million.

•       A grant of 0.2 million shares was made in August 2000 to one officer in connection with that officer’s initial employment. For this particular grant, while the Special Committee’s investigation found sufficient evidence of grant approval within the month of hire, adequate evidence of exercise price determination could not be located until entry into the Company’s stock option system. Therefore, this later date was determined to be the appropriate measurement date, resulting in additional stock-based compensation expense of $0.4 million.

•       A grant of 0.4 million shares was made to one officer with an originally stated grant date of March 2001. Based upon the Special Committee’s review, the Company concluded that final approval of all the terms of this grant by the Compensation Committee occurred in April 2001. Adjusting this grant to the later measurement date resulted in additional stock-based compensation expense of $0.8 million.

Errors arising during implementation of the Company’s month-end granting process:

During 2001, the Company’s option-granting practices became more formal and regularized. The Option Committee of the Board of Directors was established in July 2001 and was given the authority to approve certain non-officer employee grants. The Stock Options Committee determined that for non-officer new hires, promotions, and other routine grants, a consistent practice should be established of granting options at the closing price of the last trading day of the month in which the respective option was awarded. Beginning in October 2001, the Company’s originally stated measurement date for such grants was always the closing price for the month. While some evidence exists to show that the Option Committee’s practice was implemented beginning in October 2001, the Company has concluded that it was not until January 2002 that a consistent pattern of month-end granting was established such that all measurement date criteria were determined with finality as of the end of the month.  As such, we have re-determined the measurement dates in October, November and December 2001, to be the date on which such grants were ultimately approved/ratified in January 2002. This adjustment to the originally stated measurement date for these three months (a total of 0.4 million options) resulted in additional stock-based compensation expense of approximately $0.5 million. This adjustment relates entirely to non-officer employee grants.

Certain other errors arising from inadequate support of originally stated grant date:

In connection with a 2000 acquisition, approximately 0.1 million options were granted to eleven new non-officer employees in August 2000. The Company’s originally stated measurement date coincided with the closing date of the acquisition. However, we concluded that there was insufficient documentation available to support that these grants were approved with finality as of the acquisition date. Giving full consideration to the facts and circumstances, we concluded that the date of approval by the Compensation Committee was the most appropriate measurement date for these options. This adjustment to the original measurement date resulted in additional stock-based compensation expense of $0.4 million.

Errors arising from incorrect accounting for option modifications:

We incorrectly accounted for approximately 0.2 million stock options granted in the fourth quarter of 2000, consisting mostly of grants to new employees of the Company.  Subsequent to the granting of these options, the Company modified the exercise price to the closing market price of the Company’s stock on December 20, 2000, which was the lowest noted market closing price during the quarter. Such repricing is considered a modification of an award and requires the application of variable accounting. In accordance with the provisions of Financial Accounting Standards Board Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation,” we determined that we should have recorded an additional $0.6 million in stock–based compensation expense relating to these grants during the periods 2000 through 2005. The annual stock-based compensation expense (benefit) recorded for these grants was $24 thousand, $0.4 million, $0.1 million, ($0.4 million), and $0.4 million in 2005, 2004, 2003, 2002 and 2001, respectively.

Inaccurate measurement dates for certain stock options granted after August 31, 2002

Based upon our review of 10.1 million of the 11.1 million options granted after August 31, 2002, we concluded that we used inaccurate measurement dates for 0.8 million options and concluded that we should have recorded an additional $0.3 million in stock–based compensation expense for the periods 2002 through 2005. For approximately 0.6 million options granted to employees in connection with the 2005 Blue Pumpkin, Inc. acquisition, the Company initially used the date of acquisition as the measurement date. However, we concluded that the Board of Directors’ approval date is the appropriate measurement date for all grants as insufficient verifiable evidence existed to support the originally-stated grant date. This correction resulted in additional stock-based compensation expense of $0.2 million (included in the $0.3 million above).  For the options granted (approximately 1.5 million in total) to employees in connection with the Eryetel, plc. acquisition in 2003, the Company had sufficient evidence to support the original grant date for all employees except a small number of employees who joined the Company after the acquisition and were granted approximately 50 thousand shares in total. In this case the Company relied on the option entry date to establish the measurement date.  In this respect, the Company recorded an additional $0.1 million of stock-based compensation expense. Because the $0.1 million of additional stock-based compensation expense related to non-officer grants is based on an estimate of the best measurement date (i.e., the option entry date), the Company performed a sensitivity analysis using alternative measurement dates. Based on our sensitivity analysis, use of the highest quoted stock price observed during the period between the originally stated grant date and the option entry date, would have resulted in an immaterial difference in stock-based compensation expense as compared to our best estimate of the correct measurement date.

Other Adjustments in our Consolidated Financial Statements

In connection with the restatement of our historical Consolidated Financial Statements, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of a correction of purchase accounting relating to the acquisition of Blue Pumpkin, Inc., income taxes and miscellaneous other items. These adjustments resulted in an increase of approximately $1.0 million in the previously reported net loss in 2005.

The cumulative effect of all the restatement adjustments to our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively.

We have decreased previously reported net income by $1.3 million, $0.8 million, $1.2 million, $1.9 million, $4.2 million and $1.2 million for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000, respectively. The adjustments reduced previously reported diluted earnings per common share by $0.05, $0.03, $0.05, $0.08, $0.19 and $0.06 for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000, respectively.

As a result of our current determination that the exercise price for certain stock options was lower than the fair market value on the actual measurement dates, certain options formerly classified as incentive stock options (ISOs) under the Internal Revenue Code do not qualify to be treated as ISOs. The disqualification of ISO status results in an additional cumulative charge of $0.1 million for federal income tax withholding in 2006. We believe that the impact of the related interest penalties is immaterial.

Certain stock options granted with an exercise price lower than the fair market value on the actual measurement dates had vesting after December 31, 2004, resulting in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code.  This subjects the option holders to additional income tax, penalties and interest on the value of the options deferred and in certain cases, exercised, each year.  We have implemented a plan as of December 31, 2006 to allow the affected employees to minimize their tax consequences under Section 409A.  The Company does not have any tax liability associated with Section 409A.

We delayed the filing of our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 until the Company was able to complete restatement of previously issued Consolidated Financial Statements. As a result, we have not been in compliance with the Nasdaq Stock Market filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14). We have received a letter from Nasdaq Listing Qualification Panel advising us that we have received an extension of time through February 7, 2007 to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006.  The Panel advised us that if we are unable to meet the extension deadline, the Panel will issue a final determination to delist our shares and there can be no assurance that Nasdaq Listing and Hearing Review Council will grant an additional extension of time to meet such requirements or that our common stock will remain listed on the Nasdaq Stock Market.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, accounting policies and judgments including those related to revenue recognition, the collectibility of receivables, accounting for acquisitions, impairment of long-lived assets, income taxes and stock-based compensation to ensure that our Consolidated Financial Statements are presented fairly and in accordance with Generally Accepted Accounting Principles (“GAAP”). We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions and such differences could be material. Management believes that the following accounting policies and estimates are critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

Impairment of Long-Lived Assets.   Long-lived assets, such as property and equipment and intangible assets, are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-lived Assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

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

Stock-Based Compensation.   We had generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans were initially considered to have an exercise price equal to the market value of the underlying common stock on the date of grant. However, as described in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements included elsewhere in this report, we have found inaccuracies in the determination of measurement dates for certain stock option grants.  In those instances where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the redetermined measurement date, in accordance with APB No. 25 and related interpretations, we have recorded stock-based compensation expense which was not recorded in our previously issued Consolidated Financial Statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment which, among other things, requires that compensation expense be recognized in the Consolidated Financial Statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, we expect to adopt SFAS 123R using the modified prospective method. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but not on our cash flows

Results of Operations

The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2005 As Restated (1)	2004 As Restated (1)	2003 As Restated (1)
Revenue:
Product	40%	41%	43%
Services	60	59	57
Total revenue	100	100	100
Cost of revenue:
Product	10	10	11
Services	23	23	22
Total cost of revenue	33	33	33
Gross profit	67	67	67
Operating expenses:
Selling, general and administrative	46	47	56
Research and development	15	15	17
Merger-related and integration costs	2	0	8
Acquired in-process research and development	5	0	7
Operating (loss) income	(1)	5	(21)
Interest and other income, net	1	1	1
(Loss) income before provision for income taxes	(0)	6	(20)
Provision for income taxes	2	0	0
Net (loss) income	(2)	6	(20)

(1)             See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

Impact of Blue Pumpkin and Optimis Acquisitions

The acquisition of Blue Pumpkin and Optimis in 2005 increased our reported revenues in 2005 by an estimated $25 million compared to the same period in 2004. Operating expenses, expressed as a percentage of total revenue, also increased in 2005 compared to the same period in 2004 due to a charge of $9.0 million in acquired in-process research and development costs, an increase of $3.7 million in merger-related and integration costs and additional intangible asset amortization of $9.3 million.

Revenue

Total revenue increased by 31% to $185.3 million in 2005 compared to 2004 and 31% to $141.3 million in 2004 compared to 2003. The increase in total revenue can be attributed to both continued growth of our business and growth through acquisition. The number of installed customer sites grew to 4,209 sites at the end of 2005 from 2,799 sites at the end of 2004 and 2,341 sites at the end of 2003. International revenue increased 24 % in 2005 compared to 2004 and 41% in 2004 compared to 2003. The weakening of the U.S. dollar against certain foreign currencies increased revenue by approximately 0.1% in 2005 compared to 2004 and 5% in 2004 compared to 2003.

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

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 33% to $111.1 million in 2005 compared to 2004 and 35% to $83.7 million in 2004 compared to 2003. The increases were due to installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate during 2006. Our services pricing has remained consistent over the past three years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue in 2006.

Cost of Revenue

Total cost of revenue increased 32% to $61.5 million in 2005 compared to 2004 and 29% to $46.4 million in 2004 compared to 2003. Expressed as a percent of revenue, gross profit margins have remained constant at 67% in 2005, 2004 and 2003. Excluding hardware and the amortization of intangible assets resulting from acquisitions, gross margins have remained consistent at 74% in 2005, 2004 and 2003. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant in 2006.

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

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 29% to $42.4 million in 2005 compared to 2004 due primarily to an increase in the number of employees and contractors engaged in customer support services mainly as a result of the Blue

Pumpkin and Optimis acquisitions. Cost of services revenue increased 34% to $32.6 million in 2004 compared to 2003 primarily due to an increase in the number of employees engaged in installation, training, consulting, and customer support services primarily due to the Eyretel acquisition. Cost of services revenue as a percentage of services revenue decreased to 38% in 2005 from 39% in 2004 and 2003. We anticipate that our services margins will remain relatively constant in 2006. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling,General and Administrative.   Selling, general and administrative (“SG&A”) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible, stock-based compensation and provisions for bad debt expense. SG&A expense increased 31% to $86.0 million in 2005 compared to 2004 due primarily to higher amortization expenses and the increased size of our Company due to acquisitions of Blue Pumpkin and Optimis. SG&A expense increased 8% to $65.8 million in 2004 compared to 2003. This increase was due to the increased size of our Company after the Eyretel acquisition and due to a full-year of amortization of intangible assets acquired in 2003. In 2006, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth as compared to the same period in 2005.

Researchand Development.   Research and development (“R&D”) expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue. As of December 31, 2005 and 2004, $0.5 million and $0.8 million, respectively, in software development costs were capitalized of which $0.5 million and $0.4 millionwas amortized to cost of product revenue in 2005 and 2004, respectively. R&D expenses increased 28% to $26.7 million in 2005 compared to 2004 primarily due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition. R&D expenses increased 14% to $20.8 million in 2004 compared to 2003 due to an increased number of contractors engaged in research and development activities. We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2006 as compared to 2005.

Merger-related and Integration Costs.   We incurred merger-related and integration costs of $4.5 million in 2005, primarily due to the Blue Pumpkin and Optimis acquisitions. We incurred merger-related costs of $0.5 million during 2004 and $7.9 million during 2003 due to the Eyretel acquisition. The 2005 merger-related and integration costs are comprised primarily of costs of transitional employees and other contractors, travel costs, legal costs and advertising costs. In March 2003, our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million was paid in March 2005.

AcquiredIn-Process Research and Development.   During 2005, we estimated that $9.0 million of the purchase price of Blue Pumpkin represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was determined with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

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

Interest and Other Income, Net

Interest and other income, net for year 2005, 2004 and 2003, respectively is as follows (in thousands)

	2005 As Restated (1)	2004	2003
Interest income	$1,137	$1,010	$780
Foreign currency (loss) gain	(173)	256	353
Other (expense) income	(104)	(60)	170
	$860	$1,206	$1,303

(1) See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Interest and other income, net decreased 29% to $0.9 million in 2005 compared to 2004 due primarily to a decreased interest income resulting from lower investment balances as a result of the acquisitions of Blue Pumpkin and Optimis. Interest and other income, net decreased 7% to $1.2 million in 2004 compared to 2003 due primarily to decreased interest income resulting from lower yields and lower investment balances as a result of the acquisition of Eyretel which was paid for in cash. We expect that interest and other income, net will increase in 2006 compared to 2005 due to higher cash and investment balances resulting from our common stock offering in December 2005.

Provision for Income Taxes

We recorded a provision for federal alternative minimum tax, deferred taxes and foreign income tax in 2005, a provision for federal alternative minimum tax and foreign income tax in 2004 and a provision for foreign income tax in 2003, net of federal tax benefits. Of the $3.0 million provision for the year ended December 31, 2005, $2.5 million related to the utilization of a portion of the of deferred income tax assets, primarily net operating loss carry-forwards, acquired in the 2005 acquisition of Blue Pumpkin. Because a full valuation allowance was recorded against these assets, the benefit from the utilization of these deferred income tax assets in 2005 was credited as a reduction to goodwill.

The provision for income taxes in 2005, 2004 and 2003 benefited from the utilization of net operating loss carryforwards from prior years. We have net operating loss carryforwards aggregating $81.3 million for U.S. income tax purposes and $38.1 million for foreign income tax purposes remaining as of December 31, 2005. We expect that the provision for income taxes in 2006 will benefit from the utilization of these net operating loss carryforwards. However, the utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for deferred income tax assets and goodwill or intangible assets and the recognition of deferred income tax expense.

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

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005(a)	Mar. 31, 2005(a)	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(in thousands)
	As Restated (1)
Revenue:
Product	$20,595	$18,306	$18,918	$16,368	$15,655	$13,925	$14,138	$13,902
Services	30,254	28,843	27,253	24,791	23,053	21,332	20,280	19,050
Total revenue	50,849	47,149	46,171	41,159	38,708	35,257	34,418	32,952
Cost of revenue:
Product	5,326	4,543	4,928	4,332	3,423	2,737	3,714	3,910
Services	11,223	10,810	10,793	9,535	8,272	8,046	8,362	7,965
Total cost of revenue	16,549	15,353	15,721	13,867	11,695	10,783	12,076	11,875
Gross profit	34,300	31,796	30,450	27,292	27,013	24,474	22,342	21,077
Operating expenses:
Selling, general and administrative	22,751	21,667	21,577	19,998	17,489	16,694	15,762	15,863
Research and development	6,680	6,945	6,895	6,198	5,560	5,489	4,969	4,798
Merger-related and integration costs	889	1,059	925	1,659	(177)	152	155	368
Acquired in-process research and development	—	—	—	9,000	—	—	—	—
Operating income (loss)	3,980	2,125	1,053	(9,563)	4,141	2,139	1,456	48
Interest and other income, net	420	245	56	138	463	435	137	171
Income (loss) before provision for income taxes	4,400	2,370	1,109	(9,425)	4,604	2,574	1,593	219
Provision for income taxes	552	1,822	617	33	211	(68)	144	25
Net income (loss)	$3,848	$548	$492	$(9,458)	$4,393	2,642	$1,449	$194

(a)	We commenced the consolidation of Blue Pumpkin Software, Inc and Optimis on January 25, 2005 and May 23, 2005, respectively.

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005(a)	Mar. 31, 2005 (a)	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(as a percentage of total revenue) As Restated (1)
Revenue:
Product	40%	39%	41%	40%	40%	39%	41%	42
Services	60	61	59	60	60	61	59	58
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	10	10	11	11	9	8	11	12
Services	22	23	23	23	21	23	24	24
Total cost of revenue	32	33	34	34	30	31	35	36
Gross profit	68	67	66	66	70	69	65	64
Operating expenses:
Selling, general and administrative	45	46	47	48	45	46	46	48
Research and development	13	15	15	15	14	16	15	15
Merger-related and integration costs	2	2	2	4	0	0	0	1
Acquired in-process research and development	0	0	0	22	0	0	0	0
Operating income (loss)	8	4	2	(23)	11	7	4	0
Interest and other income, net	1	1	0	0	1	1	0	1
Income (loss) before provision for income taxes	9	5	2	(23)	12	8	4	1
Provision for income taxes	1	4	1	0	1	0	0	0
Net income (loss)	8%	1%	1%	(23)%	11%	8%	4%	1%

(a)	We commenced the consolidation of Blue Pumpkin Software, Inc and Optimis on January 25, 2005 and May 23, 2005, respectively.

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

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

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Revenue:
Hardware	$1.7	$0.8	$1.9	$1.3	$2.2	$1.2	$2.0	$2.3

Three month period ended March 31, 2005 (restated) compared to March 31, 2004 (restated)

Revenue

Total revenue increased 25% in the first quarter of 2005, as compared to the first quarter of 2004, to $41.2 million.  The increase in total revenue can be attributed to both continued growth of our business and sales and related services derived from our Blue Pumpkin acquisition.  In addition, the first quarter of 2005 was adversely affected by a 3% or $1.0 million decrease in hardware revenue from the first quarter of 2004.  During the first quarter of 2005, we installed an additional 117 customer sites and, with the inclusion of Blue Pumpkin, we ended the quarter with 3,846 installed customer sites as of March 31, 2005 versus approximately 2,444 at March 31, 2004.

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

Operating Expenses

Selling, General and Administrative.  Selling, general and administrative (‘‘SG&A’’) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense.  SG&A expense increased 26% to $20.0 million in the first quarter of 2005 compared to the same period in 2004 due primarily to higher amortization expenses and the increased size of our Company due to the acquisition of Blue Pumpkin.  In 2005, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth.

Research and Development.   Research and development (‘‘R&D’’) expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead.  R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue.  As of March 31, 2005 and 2004, $0.1 million and $0, respectively, in software development costs were capitalized.  R&D expenses increased 29% to $6.2 million in the first quarter of 2005 compared to the same period in 2004 due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition.  We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2005 as compared to 2004.

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

Three month period ended June 30, 2005 (restated) compared to June 30, 2004 (restated)

Revenue

Total revenue increased 34% in the second quarter of 2005, as compared to the second quarter of 2004, to $46.2 million.  The increase in total revenue can be attributed to both continued growth of our business and sales and related services derived from our Blue Pumpkin acquisition, which expanded our workforce optimization solution.

Product revenue includes software revenue and hardware revenue.  Because hardware sales are incidental to our business, we are working towards transitioning our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline in the future.  For the three months ended June 30, 2005, hardware revenue was $1.9 million compared to $2.0 million during 2004.  Software revenue for the three months ended June 30, 2005 increased 40%, as compared to the same year ago period.

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

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 34% in the three months ended June 30, 2005, as compared to the same year ago period.  This increase was due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream.  The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%.  We believe that maintenance contracts will be renewed at a comparable rate during 2005.  Our services pricing has remained consistent over the past three years.  We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2005.

Cost of Revenue

Total cost of revenue increased 30% in the three months ended June 30, 2005, as compared to the same year ago period.  Expressed as a percent of revenue, gross profit margins increased to 66% for the three months ended June 30, 2005 as compared to 65% for the same year ago period.  This increase resulted primarily from productivity gains achieved in the professional services organization.  Excluding hardware cost of revenue and the amortization of intangible assets resulting from acquisitions, gross profit margins have remained consistent at 75% in the three months ended June 30, 2005 and 2004.  We expect our gross profit margin, excluding hardware and amortization of intangible assets, to continue to remain relatively constant throughout 2005.

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs.  For the three months ended June 30, 2005, amortization of acquired technology of $2.4 million, increased 77% as compared to the same year ago period.  We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future.  For the three months ended June 30, 2005, cost of product revenue, excluding amortization of acquired technology and hardware costs, of $0.6 million increased 36% as compared to the same year ago period.  This increase was due to increased royalties due to third parties for software components that are embedded in our software applications.  Such royalties increased as a result of an increase in sales of software applications containing third party software components.  For the three months ended June 30, 2005, expressed as a percentage of product revenue and excluding hardware and amortization of intangible assets, the cost of product revenue, was 3% as compared to 3% for the same year ago period.  As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into our software, which would increase the cost of product revenue in the future.

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead.  Personnel costs include salaries, bonuses and benefits and allocated overhead.  Cost of services revenue increased 29% in the three months ended June 30, 2005, as compared to the same year ago period due primarily to an increase in the number of employees engaged in customer support services mainly as a result of the Blue Pumpkin and Optimis acquisitions.  Cost of services revenue as a percentage of services revenue was 40% in the second quarter of 2005, compared to 41% in the second quarter of 2004.  We anticipate that our services margins will remain relatively constant throughout 2005.  We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative.  Selling, general and administrative expense (‘‘SG&A’’) consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. For the three months ended June 30, 2005, SG&A expense of $21.6 million increased 37% as compared to the same year ago period.  This increase is due primarily to higher amortization expenses and the increased size of our Company due to acquisitions of Blue Pumpkin and Optimis.  In 2005, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth as compared to the same period in 2004.

Research and Development.  Research and development (‘‘R&D’’) expenses consist primarily of personnel and consulting costs to support product development and allocated overhead.  R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue.  As of June 30, 2005, we reported $37 thousand in capitalized but unamortized software development costs was capitalized.  R&D expenses increased 39% in the three months ended June 30, 2005 as compared to the same year ago period due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition.  We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2005 as compared to 2004.

Merger-related and Integration Costs. We incurred merger-related and integration costs of $0.9 million in the three months ended June 30, 2005, primarily Blue Pumpkin and Optimis integration expenses.  Merger-related and integration costs incurred in the three months ended June 30, 2004 totaled $0.2 million and related to the final accrual of a bonus payable to Eyretel’s former Chief Executive Officer.  Merger-related and integration costs are comprised primarily of costs of transitional employees and other contractors, travel costs, legal costs and advertising costs.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on funds available for investment and foreign currency transaction gains and losses on settlement of contracts denominated in currencies other than the local currency.  Interest and other income, net decreased 59% in the three months ended June 30, 2005, as compared to the same year ago period due primarily to decreased interest income resulting from lower investment balances as a result of the acquisitions of Blue Pumpkin and Optimis.  We expect that interest and other income, net will decrease in 2005 compared to 2004 due to lower cash and investment balances.

Provision for Income Taxes

We recorded a provision for income tax of $0.6 million and $0.1 million, respectively, during the three months ended June 30, 2005 and 2004.  The provision is comprised of U.S. federal alternative minimum income tax, expense relating to the utilization of purchased net operating loss carryforwards and foreign income tax, primarily from withholding.  At December 31, 2004, we had net operating loss carryforwards aggregating $31.4 million for U.S. tax purposes and $44.4 million for foreign tax purposes.  The provision for income taxes in 2005 and 2004 benefited from the utilization of net operating loss carryforwards from prior years.  However, the utilization of certain net operating loss carryforwards arising from acquisitions results in a reduction of intangible assets and the recognition of income taxes.

Three month period ended September 30, 2005 (restated) compared to September 30, 2004 (restated)

Revenue

Total revenue increased 34% in the third quarter of 2005, as compared to the third quarter of 2004, to $47.1 million. The increase in total revenue can be attributed to both continued growth of our business and sales and related services derived from our Blue Pumpkin acquisition, which expanded our workforce optimization solution.

Product revenue includes software revenue and hardware revenue. Because hardware sales are incidental to our business, we are working towards transitioning our customers to third-party hardware suppliers and, as a result, expect hardware revenue to decline in the future. For the three months ended September 30, 2005, hardware revenue was $0.8 million compared to $1.2 million during 2004. Software revenue for the three months ended September 30, 2005 increased 38% as compared to the same year ago period. More than half of the increase in software revenue growth in 2005 is attributed to our expanded product line resulting from our acquisitions of Blue Pumpkin and Optimis which we began consolidating upon acquisition in 2005.

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

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 35% in the three months ended September 30, 2005 as compared to the same year ago period. This increase was due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The Blue Pumpkin and Optimis acquisitions during 2005 accounted for approximately half of the increase in services revenue in 2005. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate during 2005. Our services pricing has remained consistent over the past three years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, for the remainder of 2005.

Cost of Revenue

Total cost of revenue increased 42% in the three months ended September 30, 2005, respectively, as compared to the same year ago period. Expressed as a percent of revenue, gross profit margins decreased to 67% from 69% for the three months ended September 30, 2005 as compared to the same year ago period. The third quarter decrease is due to an increase in royalties due to third parties resulting from changes in product mix during the quarter.

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs. For the three months ended September 30, 2005, amortization of acquired technology of $2.3 million increased 109% as compared to the same year ago period due to the acquisition of Blue Pumpkin. For the three months ended September 30, 2005, cost of hardware revenue of $0.8 million decreased 27% as compared to the same year ago period. We will continue to incur amortization expense, but expect the cost of hardware to decline as we work towards reducing the amount of hardware sales in the future. For the three months ended September 30, 2005, cost of product revenue of $1.3 million, excluding amortization of acquired technology and hardware costs, increased 117% as compared to the same year ago period. This increase was due to increased royalties due to third parties for software components that are embedded in our software applications. Such royalties increased as a result of an increase in sales of software applications containing third party software components. For the three months ended September 30, 2005, expressed as a percentage of product revenue and excluding hardware and amortization of intangible assets, the cost of product revenue, was 7% as compared to 4% for the same year ago period. As we develop upgrades of our existing products and add new offerings to our product suite, we may embed additional third-party technology into our software, which would increase the cost of product revenue in the future.

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits and allocated overhead. Cost of services revenue increased 34% in the three months ended September 30, 2005, as compared to the same year ago period due primarily to an increase in the number of employees engaged in customer support services mainly as a result of the Blue Pumpkin and Optimis acquisitions. Cost of services revenue as a percentage of services revenue was 37% in the third quarter of 2005, compared to 38% in the third quarter of 2004. We anticipate that our services margins will remain relatively constant for the remainder of 2005. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative.   Selling, general and administrative expense (“SG&A”) consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. For the three months ended September 30, 2005, SG&A expense of $21.7 million increased of 30% as compared to the same year ago periods. This increase is due primarily to higher amortization expenses and the increased size of our Company due to acquisitions of Blue Pumpkin and Optimis. In 2005, we expect SG&A expense to increase in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth as compared to the same period in 2004.

Research and Development.   Research and development (“R&D”) expenses consist primarily of personnel and consulting costs to support product development and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue. As of September 30, 2005, we reported $0.3 million in unamortized software development costs. R&D expenses increased 27% in the three months ended September 30, 2005, as compared to the same year ago period due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition.

Merger-related and Integration Costs.   Merger-related and integration costs during the three months ended September 30, 2005 were $1.1 million and related primarily to legal costs and costs associated with transitional employees and other contractors. Merger-related and integration costs incurred in the same year ago period were less than $0.2 million. We incurred merger-related and integration costs during the three months ended September 30, 2005, primarily due to Blue Pumpkin and Optimis integration expenses. Merger-related and integration costs incurred during the three months ended September 30, 2004 related to Eyretel integration expense. Merger-related and integration costs are comprised primarily of costs of transitional employees and other contractors, travel costs, legal costs and advertising costs.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on funds available for investment and foreign currency transaction gains and losses on settlement of contracts denominated in currencies other than the local currency. Interest and other income, net decreased 43% in the three months ended September 30, 2005, as compared to the same year ago period due primarily to decreased interest income resulting from lower investment balances as a result of the acquisitions of Blue Pumpkin and Optimis. We expect that interest and other income, net will decrease in 2005 compared to 2004 due to lower cash and investment balances.

Provision for Income Taxes

We recorded a provision for income tax of $1.8 million during the three months ended September 30, 2005. Of the total provision during the three months ended September 30, 2005, $1.6 million related to the utilization of deferred tax assets, primarily net operating loss carry-forwards, acquired during the 2005 acquisition of Blue Pumpkin Software, Inc. The reduction of valuation allowances established on acquired deferred tax assets in 2005 is reflected as a reduction to goodwill. The remainder of the provision is primarily comprised of U.S. federal alternative minimum income tax expense and foreign income tax, primarily from withholding. For the same period during 2004, the tax expense was a benefit of $(0.1) million due primarily to U.S. federal alternative minimum tax expense.

At September 30, 2005, we had net operating loss carryforwards aggregating to $78.1million for U.S. tax purposes and $41.8 million for foreign tax purposes. The provision for income taxes prior to 2005 generally benefited from the recognition of deferred tax assets for which we had previously provided a valuation allowance in prior years. However, when the net operating loss carry forwards being utilized arise from acquisitions, this results in a modification of the purchase price allocated to intangible assets and recognition of income tax expense.

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

At December 31, 2005, we had $126.6 million in total cash and cash equivalents and investments, compared to $76.5 million at December 31, 2004. Working capital also increased by $59.0 million from $60.1 million at December 31, 2004 to $119.1 million at December 31, 2005. The increase is due to proceeds from the common stock offering during December 2005, offset by the cash portion of the acquisitions of Blue Pumpkin and Optimis

Cash flows provided by operating activitiesin 2005 were $6.2 million compared to $22.8 million in the same year-ago period. The cash flows provided by operations in 2005 were significantly impacted by payments of restructuring accruals and merger-related and integration costs and an increase in accounts receivable resulting from acquisitions. There are no significant merger-related and restructuring costs remaining as of December 31, 2005. Our accounts receivable days sales outstanding (“DSO”) at December 31, 2005 was 72 days, an increase of 6 days from December 31, 2004. This increase in DSO and the decrease in deferred revenue of $4.1 million in 2005, was primarily due to timing differences in payments received from customers. We expect our DSO to remain in the 70 day range and our deferred revenue balance to increase in 2006. Deferred revenue decreased $4.1 million in 2005 as a result of year-end maintenance renewal invoices outstanding.

Net cash flows used in investing activities increased during 2005 to $34.9 million compared to $18.3 million in the same year-ago period due to the acquisitions of Blue Pumpkin and Optimis. The cash portion of the Blue Pumpkin acquisition ($41.4 million or $37.5 million net of cash and cash equivalents acquired) was funded in part through the sale of investment securities totaling $30.9 million. We also paid $5.6 million for Optimis (or $4.4 million net of cash and cash equivalents acquired). In 2003, we used $10.0 million in net cash flows in investing activities for the acquisition of Eyretel, offset by the net proceeds of our investments. Capital expenditures of $5.7 million, $3.2 million and $2.2 million in 2005, 2004 and 2003, respectively, were primarily for computer equipment and leasehold improvements.

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

Quarterly Liquidity and Capital Resources

As of March 31, June 30 and September 30, 2005, we had $12.3 million, $12.7 million and 12.8 million, respectively, available for borrowing under our line of credit. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, or LIBOR plus 300 basis points and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and tangible net worth requirements, among others. We were in compliance with all bank covenants during each of the last eight quarters in the two-year period ended December 31, 2005.

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

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom that conduct transactions in either the local currency of the location or U.S. dollars. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Cumulative translation adjustment changes resulted in a decrease in stockholders’ equity of $ 1.9 million in 2005 and an increase of $1.0 million in 2004. Net foreign exchange (loss) gains reflected in our operating results were ($0.2) million, $0.3 million, and $0.4 million in 2005, 2004 and 2003, respectively.

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

On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between. As part of the final settlement, Witness paid $8.25 million to IEX’s parent company, in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012.

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

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported accurately and within the time periods specified in the rules of the SEC. We carried out an initial evaluation as of December 31, 2005, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, our chief executive officer (“CEO”) and chief financial officer (“CFO”)concluded that our disclosure controls and procedures were not effective due to a material weakness discussed in Management’s Report on Internal Control Over Financial Reporting. In light of the conclusions reached below under Restatement of Consolidated Financial Statements, Special Committee and Company Findings, we re-evaluated Management’s Report on Internal Control Over Financial Reporting as of December 31, 2005 as set forth in this Form 10-K/A.  Based upon that evaluation, our CEO and CFO determined that there was an additional material weakness in our internal control over financial reporting relating to determination of the cost of an acquired enterprise in a business combination.

Changes in Internal Controls.   There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of implementing the following remediation steps to address the material weaknesses referenced above:

•       Revise our policies and procedures related to the capitalization and depreciation of property and equipment including the addition of control procedures over the review of information input into our accounting system;

•       Revise our control procedures through the addition of more effective controls to ensure the accrual of certain period-end operating expenses;

•       Implement formal policies, including quantitative and qualitative analysis, over the documentation and evaluation of unsubstantiated differences that individually or in the aggregate should be timely recorded; and

•       Create a detailed acquisition accounting checklist in order to ensure purchase price consideration is complete and adequately recorded.

Restatement of Consolidated Financial Statements, Special Committee and Company Findings

Beginning in late May 2006, the Company’s management initiated a preliminary internal review of the Company’s historical stock option practices and related accounting treatment in response to general media attention concerning stock option grants at various public companies and shareholder interest with respect to this particular issue. On August 8, 2006, in response to the results of management’s preliminary internal review, our Board of Directors voluntarily formed a Special Committee of independent directors to review our stock option practices and grants during the period between the date of the Company’s initial public offering on February 10, 2000 and August 31, 2002.  The Special Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by its counsel. The Special Committee reviewed all 5.7 million stock options granted throughout the period covered by its investigation. In December 2006, the Special Committee completed its review and reported its findings and recommendations to our full Board of Directors. The Special Committee did not find fraud or intentional misrepresentation in the financial reporting of the option grants that it analyzed but found inaccuracies in the determination of measurement dates for certain stock option grants affecting the Company’s accounting and disclosures. For a number of these grants, the Special Committee found that it was likely that the stated grant date was selected in hindsight based on price given the lack of supporting documentation and that the option price was the low price in a given month or quarter. Such grants were found to be present during 2000 and through approximately mid-year 2001.

In addition to the Special Committee investigation, the Company, with the assistance of outside legal counsel, reviewed the Company’s stock option practices and grants for the periods subsequent to August 31, 2002. This review evaluated 90 percent of the 11.1 million options granted after August 31, 2002. This review did not find fraud or intentional misrepresentation in the financial reporting relating to option grants but did identify errors in the determination of measurement dates. However, such errors were relatively immaterial and did not exhibit evidence of selection of a favorable grant date and price in hindsight.

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the redetermined measurement date, in accordance with Accounting Principles board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, we concluded that we should have recorded stock-based compensation expense which was not accounted for in our previously issued Consolidated Financial Statements.

As described in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements, our Consolidated Financial Statements have been restated to correct errors in the recognition of stock-based compensation expense for previously granted stock options.

Following the Special Committee’s findings and recommendations, and in an effort to strengthen our corporate governance mechanisms, the Board of Directors voted to separate the positions of Chairman of the Board and CEO and elected Mr. Dan Lautenbach, a member of the Company’s Board of Directors since 2002 and a member of the Special Committee, as Chairman of the Board, effective December 6, 2006.  Mr. Lautenbach succeeded Mr. David Gould, who voluntarily agreed to step down as Chairman of the Board of Directors.

In addition, following the Special Committee’s findings and recommendations, Mr. Gould voluntarily agreed to resign from his position as CEO and as a member of the Company’s Board of Directors effective January 3, 2007.  The Board of Directors appointed Mr. Nicholas Discombe, the Company’s former President and Chief Operating Officer, as the Company’s new CEO and as a member of the Company’s Board of Directors effective January 3, 2007.

In further response to the Special Committee’s recommendations, and in a further effort to strengthen our management and controls and corporate governance mechanisms, we have named a new General Counsel and plan to realign certain responsibilities in financial reporting areas. Management believes that the above measures will address the findings and recommendations of the Special Committee and strengthen our management and controls and corporate governance mechanism.

We believe that our practices for granting stock options and determining measurement dates as of December 31, 2005 are appropriate and that adequate controls are in place. Most of the $9.5 million additional stock-based compensation reflected in our restated Consolidated Financial Statements resulted from the use of inaccurate measurement dates during 2000 and 2001.  Since 2001, the Company has implemented improvements in its processes, personnel and practices to enhance its internal controls over the issuance of stock option grants.  Examples of these improvements include:

i)                 Change in process:  Beginning in 2002, the Company enhanced its internal controls over stock option grant practices and reduced the risk of using inaccurate measurement dates by complying with the new SEC requirement of filing Form 4s within two days of the date of grant.

ii)              Change in personnel:  A number of people with prior public company experience joined the Company in 2001and 2002 and became responsible for key elements of the stock option process.  New additions included the Chief Financial Officer, the Chairman of the Compensation Committee of the Board of Directors and the Director of Human Resources.

iii)           Change in practices:  The internal practices of documenting, approving, recording and reporting stock options grants have been enhanced and become more formalized, especially since 2004, when the process became subject to internal control assessments pursuant to the Sarbanes Oxley Act.

As further described in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements, our Consolidated Financial Statements have been restated to correct errors in recording our purchase price consideration associated with the acquisition of Blue Pumpkin.  Such errors have been corrected in this Form 10-K/A.  As described in Management’s Report on Internal Control over Financial Reporting, these errors were determined to be an additional material weakness in our internal control over financial reporting as of December 31, 2005.  Management of the Company is in the process of implementing remediation steps to address this material weakness.

Management’s Report on Internal Control over Financial Reporting.   See Part IV, Item 15 page F-2 for management’s report on internal control over financial reporting.

Item 9B. Other Information

Effective December 6, 2006, Mr. David Gould resigned as the Chairman of the Board of Directors and was replaced by Mr. Dan Lautenbach, a member of the Company’s Board of Directors since 2002 and a member of the Special Committee. Effective January 3, 2007, Mr. David Gould voluntarily stepped down as the Company’s CEO and was replaced by Mr. Nicholas Discombe, who has served as the Company’s President and Chief Operating Officer since April 2003.

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

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Joel Katz, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq Stock Market rules.

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

(b)                                 Exhibits

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

10.1(3)	Lease Agreement between the Company and Colonial Center at Mansell Overlook/Colonial Business Center dated July 28, 2000
10.2(9)	Lease Agreement between Eyretel plc and Cornhill Insurance plc at Kings Court dated December 24, 1999
10.3(13)	Lease Agreement between the Company and Mission Towers, LLC at Freedom Circle Drive dated February 18, 2005
10.4(1)	Amended and Restated Stock Incentive Plan of the Company

Exhibit Number	Description
10.5(2)	Amendment No. 1 to the Company’s Amended and Restated Stock Incentive Plan

Exhibit Number	Description
10.6(19)	Amendment No. 2 to the Company’s Amended and Restated Stock Incentive Plan
10.7(5)	Form of Stock Option Grant Certificate
10.8(4)	Employee Stock Purchase Plan of the Company
10.11(9)	Director and Key Executive Stock Ownership Incentive Policy
10.12(13)	Form of Inducement Grant for Employees of Blue Pumpkin
10.13(1)	Employment Agreement entered into between David B. Gould and the Company effective February 2, 1999
10.14(1)	Amendment No. 1 to Employment Agreement entered into between David B. Gould and the Company, dated as of August 2, 1999
10.15(1)	Restricted Stock Award Agreement dated March 31, 1999, between the Company and David Gould
10.16(8)	Employment Agreement entered into between Nicholas S. Discombe and the Company, dated as of June 29, 2003
10.17(1)	Form of Indemnification Agreement for executive officers and directors of the Company
10.18(11)	Form of Change of Control Agreement entered into with certain senior officers of the company
10.19(1)	Subsidiary License and Distribution Agreement
10.20(6)	Loan and Security Agreement between the Company and Silicon Valley Bank dated April 3, 2002
10.21(6)	Loan Modification Agreement between the Company and Silicon Valley Bank dated November 12, 2002
10.22(6)	Revolving Promissory Note between the Company and Silicon Valley Bank dated November 12, 2002
10.23(9)	Second Loan Modification Agreement between the Company and Silicon Valley Bank dated May 14, 2003
10.24(9)	Third Loan Modification Agreement between the Company and Silicon Valley Bank dated November 13, 2003
10.25(10)	Fourth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 8, 2004
10.26(10)	Fifth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2004
10.27(13)	Sixth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 12, 2005
10.28(14)	Seventh Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2005
10.29(14)	Amended and Restated Stock Incentive Plan
10.30(14)	Amended and Restated Stock Incentive Plan
10.31(15)	Eight Loan Modification Agreement between the Company and Silicon Valley Bank dated March 31, 2005
10.32(15)	Amended and Restated Stock Incentive Plan
10.33(15)	Amended and Restated Stock Incentive Plan
10.34(16)	Amendment No.1 to the Witness Systems, Inc. Amended and restated Stock Incentive plan
10.35(16)	Amended & Restated Employee Stock Purchase Plan.
10.36(16)	Form of Inducement Grant for Contractors who will become employee of Witness Systems Software India PVT Ltd
21.1(16)	List of subsidiaries
23.1*	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule

Exhibit Number	Description
23.2*	Consent of Independent Registered Public Accounting Firm
23.3(16)	Consent of Independent Business Valuation Experts
31.1*	Certificate of the Chief Executive Officer
31.2*	Certificate of the Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following documents are filed as part of this report:

*	Filed herewith
(1)	Incorporated by reference to exhibits previously filed with the Company’s Registration Statement on Form S-1 (File No. 333-91383)
(2)	Incorporated by reference to exhibits previously filed with the Company’s Registration Statement on Form S-8 (File No. 333-67416)
(3)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
(4)	Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
(5)	Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(6)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002
(7)	Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on November 4, 2002
(8)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003
(9)	Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
(10)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004
(11)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004
(12)	Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on January 27, 2005
(13)	Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(14)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005
(15)	Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005
(16)	Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

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

As of December 31, 2005, management conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2005, we did not maintain effective control over financial reporting, due to the following material weaknesses:

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

Since the Company’s original 2005 Form 10-K was filed on March 17, 2006, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2005 has been identified. At December 31, 2005, the Company did not have effective policies and procedures to determine the cost of an acquired enterprise in a business combination in accordance with U.S. generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for appropriate consideration of funds held in escrow for pre-acquisition contingencies. This material weakness resulted in errors in restricted cash, accrued liabilities, and shareholders’ equity as of December 31, 2005. The correction of these accounting errors was reflected in the restated Consolidated Financial Statements included in this Form 10-K/A.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears immediately after this report.

Witness Systems, Inc.
February 7, 2007

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors

Witness Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated) (page F-2), that Witness Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Witness Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

(1)             At December 31, 2005, the Company’s policies and procedures over account reconciliations and management’s reviews of estimates and account balances were not designed to a sufficient level of precision to prevent or detect misstatements that could have a material effect on the consolidated financial statements.  As a result, there were errors to the consolidated financial statements that were not identified or recorded by management.

(2)    Since the Company’s original 2005 Form 10-K was filed on March 17, 2006, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2005 has been identified.  At December 31, 2005, the Company did not have effective policies and procedures to determine the cost of an acquired enterprise in a business combination in accordance with U.S. generally accepted accounting principles.  Specifically, the Company’s polices and procedures did not provide for appropriate consideration of funds held in escrow for pre-acquisition contingencies.  This material weakness resulted in errors in restricted cash, accrued liabilities, and shareholders’ equity as of December 31, 2005.  The correction of these accounting errors was reflected in the restated consolidated financial statements included in this Form 10-K/A.

Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Witness Systems, Inc. and subsidiaries as of December 31, 2005 (as restated), and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 (as restated). The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 16, 2006, except as to Note 2, which is as of February 7, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Witness Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Witness Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weakness described in (1) above.  In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management determined that the material weakness described in (2) above also existed as of December 31, 2005.  Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

Atlanta, Georgia
March 16, 2006, except as to paragraph 6 of
Management’s Report on Internal Control over
Financial Reporting (as restated) which is as of
February 7, 2007

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

The consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 have been restated as discussed in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Witness Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, except as to Paragraph 6 of Management’s Report on Internal Control over Financial Reporting (as restated) which is as of February 7, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Atlanta, Georgia

March 16, 2006, except as to Note 2,

which is as of February 7, 2007

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005 As Restated(1)	2004 As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$111,751	$42,641
Investments	14,886	33,842
Restricted cash held in escrow	4,000	—
Accounts receivable, net of allowance of $3,283 at December 31, 2005 and $3,250 at December 31, 2004	40,218	25,681
Prepaid and other current assets	5,462	4,118
Total current assets	176,317	106,282
Intangible assets, net	36,389	10,802
Goodwill	40,319	—
Property and equipment, net	7,796	6,197
Other assets	3,573	1,218
	$264,394	$124,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,795	$4,454
Accrued expenses	29,651	16,308
Deferred revenue	23,756	25,406
Total current liabilities	57,202	46,168
Other long-term liabilities	4,165	3,703
Deferred income tax liabilities	743	254
Total liabilities	62,110	50,125
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 32,612,193 and 24,476,289 shares issued and outstanding at December 31, 2005 and 2004, respectively	326	245
Additional paid-in capital	251,712	117,446
Accumulated deficit	(52,830)	(48,259)
Accumulated other comprehensive income	3,076	4,942
Total stockholders’ equity	202,284	74,374
	$264,394	$124,499

(1) See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2005 As Restated(1)	2004 As Restated(1)	2003 As Restated(1)
Revenue:
Product	$74,186	$57,620	$46,238
Services	111,142	83,715	61,799
Total revenue	185,328	141,335	108,037
Cost of revenue:
Product	19,130	13,784	11,580
Services	42,361	32,645	24,413
Total cost of revenue	61,491	46,429	35,993
Gross profit	123,837	94,906	72,044
Operating expenses:
Selling, general and administrative	85,995	65,808	60,823
Research and development	26,717	20,816	18,267
Merger-related and integration costs	4,532	498	7,865
Acquired in-process research and development	9,000	—	7,840
Operating (loss) income	(2,407)	7,784	(22,751)
Interest and other income, net	860	1,206	1,303
(Loss) income before provision for income taxes	(1,547)	8,990	(21,448)
Provision for income taxes	3,024	312	307
Net (loss) income	$(4,571)	$8,678	$(21,755)
Net (loss) income per share:
Basic	$(0.17)	$0.37	$(0.99)
Diluted	$(0.17)	$0.33	$(0.99)
Weighted-average common shares outstanding:
Basic	27,221	23,361	21,991
Diluted	27,221	26,084	21,991

(1) See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

						Accumulated Other
	Common Stock As Restated (1)		Additional Paid-In	Accumulated	Notes Receivable	Comprehensive Income	Total Stockholders’
	Number	Amount	Capital As Restated (1)	Deficit As Restated (1)	for Stock As Restated (1)	(loss) As Restated (1)	Equity As Restated (1)
Balance at December 31, 2002 -As Previously reported	22,036	$220	$94,260	$(27,937)	$(1,470)	$1	$65,074
Adjustments to opening stockholders’ equity			7,245	(7,245)			—
Balance at December 31, 2002-As Restated	22,036	220	101,505	(35,182)	(1,470)	1	65,074
Exercise of stock options and warrants	285	3	973	—	—	—	976
Shares issued under employee stock purchase plan	162	2	557	—	—	—	559
Repayment of notes receivable for stock and related interest receivable	(108)	(1)	(985)	—	1,470	—	484
Stock repurchases	(205)	(2)	(641)	—	—	—	(643)
Stock-based compensation expense	—	—	1,315	—	—	—	1,315
Comprehensive income:
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	4,158	4,158
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	(173)	(173)
Net loss (As Restated)	—	—	—	(21,755)	—	—	(21,755)

Total comprehensive loss							(17,770)
Balance at December 31, 2003-As Restated	22,170	222	102,724	(56,937)	—	3,986	49,995
Exercise of stock options	2,224	22	12,993	—	—	—	13,015
Tax benefit on exercised stock options	—	—	214	—	—	—	214
Shares issued under employee stock purchase plan	82	1	688				689
Stock-based compensation expense	—	—	827	—	—	—	827
Comprehensive income:
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	959	959
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	(3)	(3)
Net Income (As Restated)	—	—	—	8,678	—	—	8,678

Total comprehensive income							9,634
Balance at December 31, 2004- As Restated	24,476	245	117,446	(48,259)	—	4,942	74,374
Exercise of stock options	1,462	14	10,434	—	—	—	10,448
Tax benefit on exercised stock options	—	—	222	—	—	—	222
Shares issued under employee stock purchase plan	69	1	1,034	—	—	—	1,035
Stock issuance—Blue Pumpkin	1,890	19	33,509	—	—	—	33,528
Secondary stock offering	4,715	47	88,686				88,733
Stock-based compensation expense	—	—	381	—	—	—	381
Comprehensive loss:
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	(1,875)	(1,875)
Change in unrealized gains (losses) on investments, net	—	—	—	—	—	9	9
Net loss (As Restated)	—	—	—	(4,571)	—	—	(4,571)
Total comprehensive loss							(6,437)

Balance at December 31, 2005-As Restated	32,612	$326	$251,712	$(52,830)	$—	$3,076	$202,284

(1) See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005 As Restated (1)	2004 As Restated (1)	2003 As Restated(1)
Cash flows from operating activities:
Net (loss) income	$(4,571)	$8,678	$(21,755)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
In-process research and development	9,000	—	7,840
Amortization of intangible assets	15,201	5,911	5,913
Depreciation and amortization of property and equipment	4,394	3,175	3,805
Provision for accounts receivable	3,224	1,908	3,047
Deferred income taxes	2,253	—	—
Stock-based compensation expense	381	827	1,315
Other non-cash items, net	233	842	146
Changes in operating assets and liabilities:
Accounts receivable	(14,281)	5,068	(7,212)
Prepaid and other assets	1,511	(3,043)	3,146
Accounts payable	(2,565)	(92)	(2,875)
Accrued expenses	(1,633)	626	(1,217)
Deferred revenue	(4,132)	3,978	5,295
Accrued restructuring and integration costs	(2,815)	(5,085)	(1,511)
Net cash provided by (used in) operating activities	6,200	22,793	(4,063)
Cash flows from investing activities:
Capital expenditures	(5,746)	(3,204)	(2,163)
Purchases of investments	(14,553)	(40,076)	(30,045)
Proceeds from maturities of investments	—	4,500	5,304
Proceeds from sales of investments	33,625	20,440	40,728
Acquisition of Eyretel plc, net of cash acquired of $38,814	—	—	(21,413)
Acquisition of Blue Pumpkin Software, Inc, net of cash acquired of $3,917	(37,477)	—	—
Acquisition of Optimis Group Ltd, net of cash acquired of $1,287	(4,256)	—	—
Restricted cash held in escrow	(4,000)	—	—
Purchase of other business assets	(2,514)	—	(2,385)
Net cash used in investing activities	(34,921)	(18,340)	(9,974)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,448	13,015	976
Proceeds from employee stock purchase plan	1,035	689	559
Proceeds from sale of common stock	88,733	—	—
Repayments of notes receivable from stockholders	—	—	484
Stock repurchases	—	—	(643)
Other	(105)	(401)	(49)
Net cash provided by financing activities	100,111	13,303	1,327
Effect of exchange rate changes on cash	(2,280)	3,368	4,138
Net increase (decrease) in cash and cash equivalents	69,110	21,124	(8,572)
Cash and cash equivalents at beginning of year	42,641	21,517	30,089
Cash and cash equivalents at end of year	$111,751	$42,641	$21,517
Supplemental cash flow information:
Cash paid for interest	$14	$—	$86
Cash paid for income taxes	$488	$245	$229
Non-cash financing activities:
Repayments of notes receivable and interest from stockholders	$—	$—	$986

(1) See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

1.   Summary of Significant Accounting Policies

Business—Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services that enable companies to optimize workforce performance in their customer service operations. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or CSRs, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume, full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

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

Use of Estimates—The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Restricted cash held in escrow—Pursuant to the Blue Pumpkin Merger Agreement discussed in Note 6, “Blue Pumpkin Acquisition,” cash of $4.0 million was placed in escrow on the date of acquisition. The escrow fund was established to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigation. The escrow fund is reflected as restricted cash held in escrow on our Consolidated Balance Sheet as of December 31, 2005.

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

Depreciation and amortization on property and equipment was $4.4 million, $3.2 million and $3.8 million in 2005, 2004 and 2003, respectively.

Long-Lived Assets—As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no events or changes in circumstances have occurred that would require us to test long-lived assets for recoverability.

Goodwill and Intangible Assets—Goodwill and intangible assets are accounted for in accordance with SFAS No.142, Goodwill and intangible assets. This statement requires that goodwill and intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Revenue Recognition and Deferred Revenue—We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition,

and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered. Consequently, product revenue for the software and hardware may be recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

Deferred revenue consists primarily of amounts collected from customers for products and services that have not met the criteria for revenue recognition.

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

Software Development Costs—In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be sold, leased, or Otherwise Marketed, software development costs are expensed until technological feasibility of the product has been established and are capitalized commencing upon the establishment of technological feasibility through the time of general release to customers. Amortization of software development costs begins when the product is available for general release and is amortized using the greater of: (1) the straight-line method over the expected life of the product or (2) the ratio of current product revenue to the total of current and future product revenue. At each balance sheet date, the unamortized software development costs are compared to the net realizable value of the underlying product and to the extent any unamortized capitalized costs exceed the net realizable value of the asset, those costs are written off. As of December 31, 2005, and 2004, unamortized software development costs were $1.2 million and $0.4 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. During 2005 and 2004, $0.5 million and $0.4 million in software development costs were amortized to cost of product revenue. We did not have any software development cost amortization in 2003.

We have entered into a software licensing agreement for the right to distribute a vendor’s software as part of our workforce optimization solution. Unamortized cost as of December 31, 2005 is $2.5 million and will be amortized through 2008.

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

Stock-Based Compensation.   We generally did not record compensation expense for options granted to our employees because all options granted under our stock option plans were initially considered to have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, as described in Note 2, “Restatement of Consolidated Financial Statements,” we have found inaccuracies in the determination of measurement dates for certain stock option grants. In those instances where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the redetermined measurement date, in accordance with APB No. 25 and related interpretations, we have recorded stock-based compensation expense which was not recorded in our previously issued Consolidated Financial Statements.

As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure requirements of SFAS No. 123. The pro forma disclosures of stock-based compensation include the use of certain input factors in calculating the fair value of stock option grants, some of which require management to make estimates and use judgment. See “Recent Accounting Pronouncement” below for further discussion on our adoption of SFAS No. 123R.

The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value method as prescribed by SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,
	2005 As Restated (1)	2004 As Restated(1)	2003 As Restated(1)

Reported net (loss) income	$(4,571)	$8,678	$(21,755)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	381	827	1,315
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(13,597)	(9,282)	(9,139)
Pro forma net (loss) income	$(17,787)	$223	$(29,579)
Net (loss) income per share:
Reported basic	$(0.17)	$0.37	$(0.99)
Pro forma basic	$(0.65)	$0.01	$(1.35)
Reported diluted	$(0.17)	$0.33	$(0.99)
Pro forma diluted	$(0.65)	$0.01	$(1.35)

(1) See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

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

Net Income (Loss) Per Share—We calculate net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is calculated by dividing our net income (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted net income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding and the dilutive impact of all dilutive stock options. The dilutive impact of stock options is determined by applying the treasury stock method. (See Note 3 for further information.)

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

Recent Accounting Pronouncements—In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our Consolidated Financial Statements.

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

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our Consolidated Financial Statements.

2.   Restatement of Consolidated Financial Statements

Beginning in late May 2006, the Company’s management initiated a preliminary internal review of the Company’s historical stock option practices and related accounting treatment in response to general media attention concerning stock option grants at various public companies and shareholder interest with respect to this particular issue. On August 8, 2006, in response to the results of management’s preliminary internal review, our Board of Directors voluntarily formed a Special Committee of independent directors to review our stock option practices and grants during the period between the date of the Company’s initial public offering on February 10, 2000 and August 31, 2002.  The Special Committee undertook its investigation with the assistance of independent counsel and accounting experts retained by its counsel. The Special Committee reviewed all 5.7 million stock options granted throughout the period covered by its investigation. In December 2006, the Special Committee completed its review and reported its findings and recommendations to our full Board of Directors. The Special Committee did not find fraud or intentional misrepresentation in the financial reporting of the option grants that it analyzed but found inaccuracies in the determination of measurement dates for certain stock option grants affecting the Company’s accounting and disclosures. For a number of these grants, the Special Committee found that it was likely that the stated grant date was selected in hindsight based on price given the lack of supporting documentation and that the option price was the low price in a given month or quarter. Such grants were found to be present during 2000 and through approximately mid-year 2001. The Special Committee concluded that it was not necessary to expand the investigation to cover periods after August 31, 2002. Among the various key considerations in reaching this conclusion were: 1) as noted above, the Special Committee did not find fraud or intentional misrepresentation in the financial reporting of the option grants that it analyzed; 2) the Special Committee’s investigation found that the last instance of likely grant date selection based on stock price  occurred in mid-2001; and 3) the Special Committee observed that the option granting practices of the Company became more formal and regularized during the latter phase of the period subject to its review.

In addition to the Special Committee investigation, the Company, with the assistance of outside legal counsel, reviewed the Company’s stock option practices and grants for the periods subsequent to August 31, 2002. This review evaluated 90 percent of the 11.1 million options granted after August 31, 2002. The review was designed not only to provide a high degree of grant review coverage, but also to appropriately assess the propriety of measurement dates for each of the various types of options granted during this period.  Among others, option grant types covered included: 1) new employee grants in connection with the acquisition of businesses; 2) semi-annual employee ranking grants; 3) routine non-officer grants for such events as new hires, promotions, sales achievement, etc; and 4) officer grants, including grants to the Company’s then CEO. This review did not find fraud or intentional misrepresentation in the financial reporting relating to option grants but identified errors in the determination of measurement dates. However, such errors were relatively immaterial and did not exhibit evidence of selection of a favorable grant date and price in hindsight.

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the re-determined measurement date, we concluded that approximately $9.7 million of additional stock-based compensation expense related to 4.6 million options of the 15.8 million options reviewed should be recorded in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Cumulatively through December 31, 2005 we have reflected $9.5 million of this expense in our consolidated statements of operations. The remaining $0.2 million is for options which were not fully vested as of December 31, 2005. Additional stock-based compensation expense was recorded as follows: $0.2 million in 2005, $0.8 million in 2004, $1.2 million in 2003, $1.9 million in 2002, $4.2 million in 2001, and $1.2 million in 2000.

According to APB No. 25, the measurement date is the first date on which proper approval is obtained and all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price. To correct the grant date inaccuracies, the Company re-determined the measurement date based on the date when all APB No. 25 criteria were satisfied. In re-determining the most appropriate measurement date of an option grant, we considered meeting minutes and other documents of our Board of Directors, including minutes of the Compensation Committee and the Option Committee, in addition to the following data:

•       the date on which such grants were entered into the Company’s stock option system (“option entry date”) and thereby constructively communicated to each recipient via each recipient’s individual stock option account as administered by a third-party online broker;

•       reports on Form 4 filed with the SEC;

•       contemporaneous emails;

•       personnel files;

•       payroll records;

•       information obtained in interviews with various current and former Company employees and Board of Directors members; and

•       various records maintained by our Human Resources department.

For grants where there was not sufficient evidence and documentation to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such option grants.

For grants made to officers during this time, the Company believes that the proper measurement date is the date on which such grants were ratified or approved by the Compensation Committee. Under the Company’s corporate governance provisions during both periods subject to review, the Compensation Committee was the only body authorized to approve officer stock option grants. Therefore, officer grants could not be determined with finality until approval by the Compensation Committee. Of the total $9.7 million additional stock-based compensation expense arising from grant date corrections, approximately $4.2 million relates to officer grants.

Of the total $9.7 million additional stock-based compensation expense arising from grant date corrections, approximately $5.5 million relates to non-officer grants. Prior to the formation of the Option Committee in July 2001 and in lieu of sufficient evidence and documentation to support an earlier measurement date, the Company concluded that the best estimate of the measurement date was the option entry date. During this pre-July 2001 period the Company’s CEO was authorized by the Company’s Board of Directors to grant options to non-officers, and we have concluded that all measurement date criteria were finalized no later than the option entry date. For all non-officer grants during the period after December 31, 2001, we concluded that all measurement date conditions were determined with finality on the date of approval/ratification by the Option Committee or Compensation Committee, as applicable.

The following is a summary of the results of the reviews by the Special Committee and the Company and the impact of the primary stock-option accounting errors underlying this restatement:

Inaccurate measurement dates for certain stock options granted between February 10, 2000 and August 31, 2002

Based upon the review of all 5.7 million stock options granted to officers and non-officer employees between February 10, 2000 and August 31, 2002, it was determined that we used inaccurate measurement dates for 3.8 million  options.  Inaccurate measurement dates were found to have been used for substantially all grants issued prior to 2002, whereas only an inconsequential number of inaccuracies were identified during the first eight months of 2002. Of the $9.7 million of stock-based compensation expense described above, approximately $9.4 million arose from grants made during this period. Of this $9.4 million approximately $8.8 million can be described as resulting from the Company’s use of grant dates for which there was inadequate support. The remaining $0.6 million of the $9.4 million noted above is the result of the Company’s incorrect accounting for certain options that were modified after the initial grant date.

The discussion following each of the italicized headings below provides further details on the various error types identified. The specific examples discussed here account for $8.7 million of the $9.4 million expense noted above. The remaining $0.7 million not specifically discussed below related to various generally small grants of approximately 1.0 million options in total (e.g. new hires, promotions, incentive and sales achievement awards) awarded throughout this period.

Errors arising from likely date selection in hindsight:

As noted above, the Special Committee identified during this period grant dates which were likely selected in hindsight based on stock price considerations. The following specific grants, which in the aggregate account for additional stock-based compensation expense of $7.2 million and constitute materially all such grants in both quantity and restatement amount, are the largest examples of this error type:

•       Grants made in April 2000 (0.3 million options covering 134 employees, including six officers), December 2000 (0.5 million options covering 173 employees including eight officers), and April 2001 (0.7 million options covering 149 employees, including eight officers) were dated prior to the dates on which finalization and approval appears to have occurred. These grant dates also exhibited favorable pricing (i.e., relative stock price lows). Most of these grants were made in conjunction with the Company’s normal practice of granting stock options to officers and non-officers on a semi-annual basis through an employee performance ranking process. The remaining awards on these dates were various other grant types such as new hire and sales achievement options. The adjustment of the measurement dates on these options resulted in aggregate additional stock compensation expense of $6.0 million.

•       A grant of 0.2 million shares was made in August 2000 to one officer in connection with that officer’s initial employment. For this particular grant, while the Special Committee’s investigation found sufficient evidence of grant approval within the month of hire, adequate evidence of exercise price determination could not be located until entry into the Company’s stock option system. Therefore, this later date was determined to be the appropriate measurement date, resulting in additional stock-based compensation expense of $0.4 million.

•       A grant of 0.4 million shares was made to one officer with an originally stated grant date of March 2001. Based upon the Special Committee’s review, the Company concluded that final approval of all the terms of this grant by the Compensation Committee occurred in April 2001. Adjusting this grant to the later measurement date resulted in additional stock-based compensation expense of $0.8 million.

Errors arising during implementation of the Company’s month-end granting process:

During 2001, the Company’s option-granting practices became more formal and regularized. The Option Committee of the Board of Directors was established in July 2001 and was given the authority to approve certain non-officer employee grants. The Stock Options Committee determined that for non-officer new hires, promotions, and other routine grants, a consistent practice should be established of granting options at the closing price of the last trading day of the month in which the respective option was awarded. Beginning in October 2001, the Company’s originally stated measurement date for such grants was always the closing price for the month. While some evidence exists to show that the Option Committee’s practice was implemented beginning in October 2001, the Company has concluded that it was not until January 2002 that a consistent pattern of month-end granting was established such that all measurement date criteria were determined with finality as of the end of the month.  As such, we have re-determined the measurement dates in October, November and December 2001, to be the date on which such grants were ultimately approved/ratified in January 2002. This adjustment to the originally stated measurement date for these three months (a total of 0.4 million options) resulted in additional stock-based compensation expense of approximately $0.5 million. This adjustment relates entirely to non-officer employee grants.

Certain other errors arising from inadequate support of originally stated grant date:

In connection with a 2000 acquisition, approximately 0.1 million options were granted to eleven new non-officer employees in August 2000. The Company’s originally stated measurement date coincided with the closing date of the acquisition. However, we concluded that there was insufficient documentation available to support that these grants were approved with finality as of the acquisition date. Giving full consideration to the facts and circumstances, we concluded that the date of approval by the Compensation Committee was the most appropriate measurement date for these options. This adjustment to the original measurement date resulted in additional stock-based compensation expense of $0.4 million.

Errors arising from incorrect accounting for option modifications:

We incorrectly accounted for approximately 0.2 million stock options granted in the fourth quarter of 2000, consisting mostly of grants to new employees of the Company.  Subsequent to the granting of these options, the Company modified the exercise price to the closing market price of the Company’s stock on December 20, 2000, which was the lowest noted market closing price during the quarter. Such repricing is considered a modification of an award and requires the application of variable accounting. In accordance with the provisions of Financial Accounting Standards Board Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation,” we determined that we should have recorded an additional $0.6 million in stock–based compensation expense relating to these grants during the periods 2000 through 2005. The annual stock-based compensation expense (benefit) recorded for these grants was $24 thousand, $0.4 million, $0.1 million, ($0.4 million), and $0.4 million in 2005, 2004, 2003, 2002 and 2001, respectively.

Inaccurate measurement dates for certain stock options granted after August 31, 2002

Based upon our review of 10.1 million of the 11.1 million options granted after August 31, 2002, we concluded that we used inaccurate measurement dates for 0.8 million options and concluded that we should have recorded an additional $0.3 million in stock–based compensation expense for the periods 2002 through 2005. For approximately 0.6 million options granted to employees in connection with the 2005 Blue Pumpkin, Inc. acquisition, the Company initially used the date of acquisition as the measurement date. However, we concluded that the Board of Directors’ approval date is the appropriate measurement date for all grants as insufficient verifiable evidence existed to support the originally-stated grant date. This correction resulted in additional stock-based compensation expense of $0.2 million (included in the $0.3 million above).  For the options granted (approximately 1.5 million in total) to employees in connection with the Eryetel, plc. acquisition in 2003, the Company had sufficient evidence to support the original grant date for all employees except a small number of employees who joined the Company after the acquisition and were granted approximately 50 thousand shares in total. In this case the Company relied on the option entry date to establish the measurement date.  In this respect, the Company recorded an additional $0.1 million of stock-based compensation expense.

Other Adjustments in our Consolidated Financial Statements

In connection with the restatement of our historical Consolidated Financial Statements, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of a correction of purchase accounting relating to the acquisition of Blue Pumpkin, Inc., income taxes and miscellaneous other items. These adjustments resulted in an increase of approximately $1.0 million in the previously reported net loss in 2005.

The cumulative effect of all the restatement adjustments to our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively.

We have decreased previously reported net income (loss) and diluted earnings per common share as follows (in thousands, except per share data):

Fiscal Year	Stock – Based Compensation Expense	Other Items	Total decrease in Net Income (loss)	Decrease in Diluted Earnings Per Share
2000	$1,203	—	$1,203	$0.06
2001	4,158	—	4,158	$0.19
2002	1,884	—	1,884	$0.08
Total 2000 – 2002 impact	7,245	—	7,245
2003	1,186	—	1,186	$0.05
2004	768	—	768	$0.03
2005	322	$986	1,308	$0.05
Total	$9,521	$986	$10,507

The table below provides a summary of the stock-based compensation expense for the years ended December 31, 2002, 2001 and 2000 (in thousands):

Fiscal Year	As Previously Reported	Adjustment	As Restated
2002	$115	$1,884	$1,999
2001	$171	$4,158	$4,329
2000	$271	$1,203	$1,474
Adjustment to retained earnings as of January 1, 2003		$7,245

The table below reflects the quarterly adjustments to our net income (loss) during years 2005 and 2004 (in thousands):

Quarterly period ended	Stock – Based Compensation Expense	Other Items	Total adjustments to Net Income (loss)
March 2004	$276	—	$276
June 2004	65	—	65
September 2004	301	—	301
December 2004	126	—	126
March 2005	98	—	98
June 2005	84	—	84
September 2005	82	—	82
December 2005	58	986	1,044

The following table reflects the detailed income taxes and miscellaneous other adjustments reflected in our Consolidated Statement of Operations for the year ended December 31, 2005 (in thousands):

Description
Purchased software licences and related maintenance expense	$299
Lease exit costs	308
Income taxes	336
Other	43
$986

We determined that, at the date of the acquisition of Blue Pumpkin Software, Inc. (“Blue Pumpkin”), it was not beyond a reasonable doubt that the cash and common stock held in escrow pursuant to the Merger Agreement and Plan of Reorganization would be issued to the former shareholders of Blue Pumpkin.  Therefore, in accordance with SFAS No. 141, Business Combinations, we have adjusted the consideration paid in the acquisition of Blue Pumpkin Software, Inc. (“Blue Pumpkin”) from $77.2 million to $69.5 million to properly reduce the purchase price for the $4.0 million in cash and 210,000 shares of common stock that were held in escrow.  As a result, the December 31, 2005 balance sheet reflects a reduction in equity by approximately $3.7 million and the recognition of $4.0 million in restricted cash.  In addition, we adjusted accrued expenses by approximately $7.7 million to reflect the $11.2 million estimated cost to settle all claims with IEX. See Note 6, “Blue Pumpkin Acquisition,” for additional discussion related to the acquisition.

We have restated the following Consolidated Financial Statements to reflect the additional stock-based compensation, purchase accounting, income taxes and miscellaneous other items:

•                  Consolidated Statements of Operations for years ended December 31, 2005, 2004 and 2003;

•                  Consolidated Balance Sheets as of December 31, 2005 and 2004;

•                  Consolidated Statements of Cash Flows for the years ending December 31, 2005, 2004 and 2003; and

•                  Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ending December 31, 2005, 2004 and 2003.

•                  Certain amounts in Notes 1, 3, 6, 8, 9, 10, 13, 14 and 15 have been restated to reflect the adjustments below.

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

The table below presents the impact of the Consolidated Financial Statements adjustment related to restatement of our previously reported Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and, 2003:

(In thousands, except per share data)

	Years Ended December 31,
		2005				2004				2003
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenue:
Product	$74,186	—		$74,186	$57,620	—		$57,620	$46,238	—		$46,238
Services	111,185	$(43	)(1)	111,142	83,715	—		83,715	61,799	—		61,799
Total revenue	185,371	(43)		185,328	141,335	—		141,335	108,037	—		108,037
Cost of revenue:
Product	19,057	73	(2)	19,130	13,784	—		13,784	11,580	—		11,580
Services	42,204	157	(3)	42,361	32,594	$51	(4)	32,645	24,278	$135	(4)	24,413
Total cost of revenue	61,261	230		61,491	46,378	51		46,429	35,858	135		35,993
Gross profit	124,110	(273)		123,837	94,957	(51)		94,906	72,179	(135)		72,044
Operating expenses:
Selling, general and administrative	85,718	277	(4)	85,995	65,051	757	(4)	65,808	60,003	820	(4)	60,823
Research and development	26,706	11	(4)	26,717	20,856	(40	)(4)	20,816	18,036	231	(4)	18,267
Merger-related and integration costs	4,224	308	(5)	4,532	498	—		498	7,865	—		7,865
Acquired in-process research and development	9,000	—		9,000	—	—		—	7,840	—		7,840
Operating (loss) income	(1,538)	(869)		(2,407)	8,552	(768)		7,784	(21,565)	(1,186)		(22,751)
Interest and other income, net	963	(103	)(6)	860	1,206	—		1,206	1,303	—		1,303
(Loss) income before provision for income taxes	(575)	(972)		(1,547)	9,758	(768)		8,990	(20,262)	(1,186)		(21,448)
Provision for income taxes	2,688	336	(7)	3,024	312	—		312	307	—		307
Net (loss) income	$(3,263)	$(1,308)		$(4,571)	$9,446	$(768)		$8,678	$(20,569)	$(1,186)		$(21,755)
Net (loss) income per share:
Basic	$(0.12)	$(0.05)		$(0.17)	$0.40	$(0.03)		$0.37	$(0.94)	$(0.05)		$(0.99)
Diluted	$(0.12)	$(0.05)		$(0.17)	$0.36	$(0.03)		$0.33	$(0.94)	$(0.05)		$(0.99)
Weighted-average common shares outstanding:
Basic	27,419	(198)		27,221	23,361			23,361	21,991			21,991
Diluted	27,419	(198)		27,221	26,084			26,084	21,991			21,991

(1)   Adjustment to recognize services revenue at cost plus a normal profit margin for acquired maintenance contracts.

(2)   Adjustment to reflect product costs associated with purchased software licenses for resale.

(3)   $34 adjustment to reflect additional stock compensation expense and $123 adjustment to reflect cost of maintenance associated with purchased software licenses.

(4)   Adjustment to reflect additional stock compensation expense.

(5)   Adjustment to reflect the accrual of costs associated with vacated leases in accordance with SFAS No. 146.

(6)   Adjustment to record interest expense.

(7)   Adjustment to income taxes to properly reflect the tax bases of newly acquired assets.

Impact of the Financial Statement Adjustments on the Consolidated Balance Sheets

The table below presents the impact of the Consolidated Financial Statements adjustments related to restatement of our previously reported consolidated balance sheets as of December 31, 2005 and December 31, 2004 (in thousands):

	December 31,
	2005				2004
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$111,751	—		$111,751	$42,641	—	$42,641
Investments	14,886	—		14,886	33,842	—	33,842
Restricted cash held in escrow	—	4,000	(1)	4,000	—	—	—
Accounts receivable, net of allowance of $3,283 at December 31, 2005 and $3,250 at December 31, 2004	40,218	—		40,218	25,681	—	25,681
Prepaid and other current assets	5,462	—		5,462	4,118	—	4,118
Total current assets	172,317	4,000		176,317	106,282	—	106,282
Intangible assets, net	36,389	—		36,389	10,802	—	10,802
Goodwill	40,697	(378	)(2)	40,319	—	—	—
Property and equipment, net	7,796	—		7,796	6,197	—	6,197
Other assets	4,387	(814	)(3)	3,573	1,218	—	1,218

	$261,586	$2,808		$264,394	$124,499	—	$124,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,795	—		$3,795	$4,454	—	$4,454
Accrued expenses	21,891	$7,760	(4)	29,651	16,308	—	16,308
Deferred revenue	23,778	(22	)(5)	23,756	25,406	—	25,406

Total current liabilities	49,464	7,738		57,202	46,168	—	46,168
Other long-term liabilities	4,409	(245	)(6)	4,165	3,703	—	3,703
Deferred income tax liabilities	743	—		743	254	—	254

Total liabilities	54,616	7,494		62,110	50,125	—	50,125
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—		—	—	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 32,612,193 and 24,476,289 shares issued and outstanding at December 31, 2005 and 2004, respectively	328	(2	)(7)	326	245	—	245
Additional paid-in capital	245,889	5,823	(7)	251,712	108,247	9,199	117,446
Accumulated deficit	(42,323)	(10,507)		(52,830)	(39,060)	(9,199)	(48,259)
Accumulated other comprehensive income	3,076	—		3,076	4,942	—	4,942
Total stockholders’ equity	206,970	(4,686)		202,284	74,374	—	74,374
	$261,586	$2,808		$264,394	$124,499	—	$124,499

(1)   Adjustment to reflect cash held in escrow as restricted.

(2)   Adjustment to recognize deferred tax assets and maintenance contracts acquired in the acquisition of Blue Pumpkin.

(3)   Adjustment to reflect discount on long term obligation related to purchased software licenses.

(4)   $7,723 adjustment to record the liability associated with the settlement of IEX and $37 of other miscellaneous accruals including the current portion of the lease exit cost accrual.

(5)   Adjustment to reflect acquired maintenance contracts at fair value at the date of acquisition.

(6)   $258 adjustment to reflect the accrual of costs associated with vacated leases in accordance with SFAS No. 146 and approximately $503 adjustment to reflect the discount on long term obligations associated with the cost of purchased software licenses.

(7)   $3.7 million adjustment to reduce additional paid-in capital for shares held in escrow in connection with the acquisition of Blue Pumpkin and approximately $9.5 million increase due to cumulative impact of stock compensation expense.

Impact of the Financial Statement Adjustments on the Consolidated Statements of Cash Flows

The restatement of the Consolidated Statements of Cash Flows for the years ending December 31, 2005, 2004 and 2003 due to recording of additional non-cash stock-based compensation expense and other adjustments did not affect our cash flows from financing activities. The table below reflects adjustments to our cash flows (in thousands):

	Years Ended December 31,
		2005			2004			2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net (loss) income	$(3,263)	$(1,308)	$(4,571)	$9,446	$(768)	$8,678	$(20,569)	$(1,186)	(21,755)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
In-process research and development	9,000	—	9,000	—	—	—	7,840	—	7,840
Amortization of intangible assets	15,201	—	15,201	5,911	—	5,911	5,913	—	5,913
Depreciation and amortization of property and equipment	4,394	—	4,394	3,175	—	3,175	3,805	—	3,805
Provision for accounts receivable	3,224	—	3,224	1,908	—	1,908	3,047	—	3,047
Deferred income taxes	1,940	313	2,253	—	—	—	—	—	—
Stock-based compensation expense	59	322	381	59	768	827	129	1,186	1,315
Other non-cash items, net	220	13	233	842	—	842	146	—	146
Changes in operating assets and liabilities:
Accounts receivable	(14,281)	—	(14,281)	5,068	—	5,068	(7,212)	—	(7,212)
Prepaid and other assets	697	814	1,511	(3,043)	—	(3,043)	3,146	—	3,146
Accounts payable	(2,613)	48	(2,565)	(92)	—	(92)	(2,875)	—	(2,875)
Accrued expenses	(1,388)	(245)	(1,633)	626	—	626	(1,217)	—	(1,217)
Deferred revenue	(4,110)	(22)	(4,132)	3,978	—	3,978	5,295	—	5,295
Accrued restructuring and integration costs	(2,815)	—	(2,815)	(5,085)	—	(5,085)	(1,511)	—	(1,511)
Net cash provided by (used in) operating activities	6,265	(65)	6, 200	22, 793	—	22,793	(4,063)	—	(4,063)

Cash flows from investing activities
Capital expenditures	(5,746)	—	(5,746)	(3,204)	—	(3,204)	(2,163)	—	(2,163
Purchases of investments	(14,553)	—	(14,553	(40,076)	—	(40,076	(30,045)	—	(30,045)
Proceeds from maturities of investments	—	—	—	4,500	—	4,500	5,304	—	5,304
Proceeds from sales of investments	33,625	—	33,625	20,440	—	20,440	40,728	—	40,728
Acquisition of Eyretel plc, net of cash acquired of $38,814	—	—	—	—	—	—	(21,413)	—	(21,413)
Acquisition of Blue Pumpkin Software, Inc, net of cash acquired of $3,728	(41,477)	4,000	(37,477)	—	—	—	—	—	—
Acquisition of Optimis Group Ltd, net of cash acquired of $1,287	(4,321)	65	(4,256)	—	—	—	—	—	—
Restricted cash held in escrow	—	(4,000)	(4,000)	—	—	—	—	—	—
Purchase of other business assets	(2,514)		(2,514)	—	—	—	(2,385)	—	(2,385)
Net cash used in investing activities	$(34,986)	$65	$(34,921)	$(18,340)	—	$(18,340)	$(9,974)	—	$(9,974)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,448	—	10,448	12,614	401	13,015	976	—	976
Proceeds from employee stock purchase plan	1,035	—	1,035	689	—	689	559	—	559
Proceeds from sale of common stock	88,733	—	88,733	—	—	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	484	—	484
Stock repurchases	—	—	—	—	—	—	(643)	—	(643)
Other	(105)	—	(105)	—	(401)	(401)	(49)	—	(49)
Net cash provided by financing activities	100,111	—	100,111	13,303	—	13,303	1,327	—	1,327
Effect of exchange rate changes on cash	(2,280)	—	(2,280)	3,368	—	3,368	4,138	—	4,138
Net increase (decrease) in cash and cash equivalents	69,110	—	69,110	21,124	—	21,124	(8,572)	—	8,572
Cash and cash equivalents at beginning of year	42,641	—	42,641	21,517	—	21,517	30,089	—	30,089
Cash and cash equivalents at end of year	111,751	—	111,751	42,641	—	42,641	21,517	—	21,517

Restatement of Quarterly Results of Operations (Unaudited) Consolidated Financial Statements

The table below presents the impact of the Consolidated Financial Statements adjustments related to restatement of our previously reported (unaudited) quarterly Statements of Operations data for each of the last eight quarters in the two-year period ended December 31, 2005:

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
				(in thousands)
				As Previously reported
Revenue:
Product	$20,595	$18,306	$18,918	$16,368	$15,655	$13,925	$14,138	$13,902
Services	30,297	28,843	27,253	24,791	23,053	21,332	20,280	19,050
Total revenue	50,892	47,149	46,171	41,159	38,708	35,257	34,418	32,952
Cost of revenue:
Product	5,253	4,543	4,928	4,332	3,423	2,737	3,714	3,910
Services	11,095	10,801	10,784	9,525	8,259	8,036	8,363	7,936
Total cost of revenue	16,348	15,344	15,712	13,857	11,682	10,773	12,077	11,846
Gross profit	34,544	31,805	30,459	27,302	27,026	24,484	22,341	21,106
Operating expenses:
Selling, general and administrative	22,696	21,601	21,505	19,913	17,388	16,422	15,702	15,539
Research and development	6,682	6,938	6,892	6,195	5,548	5,470	4,963	4,875
Merger-related and integration costs	581	1,059	925	1,659	(177)	152	155	368
Acquired in-process research and development	—	—	—	9,000	—	—	—	—
Operating income (loss)	4,585	2,207	1,137	(9,465)	4,267	2,440	1,521	324
Interest and other income, net	523	245	56	138	463	435	137	171
Income (loss) before provision for income taxes	5,108	2,452	1,193	(9,327)	4,730	2,875	1,658	495
Provision for income taxes	216	1,822	617	33	211	(68)	144	25
Net income (loss)	$4,892	$630	$576	$(9,360)	$4,519	2,943	$1,514	$470
Net income (loss) per share:
Basic	$0.17	$0.02	$0.02	$(0.36)	$0.19	$0.12	$0.07	$0.02
Diluted	$0.15	$0.02	$0.02	$(0.36)	$0.17	$0.11	$0.06	$0.02
Weighted-average common shares outstanding:
Basic	28,863	27,475	27,078	26,261	24,326	23,631	23,013	22,462
Diluted	31,354	29,887	29,513	26,261	27,088	26,202	26,108	25,201

	Adjustments to the Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
				(in thousands)
Revenue: Services	$(43)	—	—	—	—	—	—	—
Cost of revenue:
Product	73	—	—	—	—	—	—	—
Services	128	$9	$9	$10	$13	$10	$(1)	$29

Operating expenses:
Selling, general and administrative	55	66	72	85	101	272	60	324
Research and development	(2)	7	3	3	12	19	6	(77)
Merger-related and integration costs	308	—	—	—	—	—	—	—
Operating income (loss)	(605)	(82)	(84)	(255)	(126)	(301)	(65)	(276)
Interest and other income	(103)
Income (loss) before provision for income taxes	(708)	(82)	(84)	(98)	(126)	(301)	(65)	(276)
Provision for income tax	336	—	—	—	—	—	—	—
Net income (loss)	$(1,044)	$(82)	$(84)	$(98)	$(126)	$(301)	$(65)	$(276)

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
				(in thousands)
				As Restated
Revenue:
Product	$20,595	$18,306	$18,918	$16,368	$15,655	$13,925	$14,138	$13,902
Services	30,254	28,843	27,253	24,791	23,053	21,332	20,280	19,050
Total revenue	50,849	47,149	46,171	41,159	38,708	35,257	34,418	32,952
Cost of revenue:
Product	5,326	4,543	4,928	4,332	3,423	2,737	3,714	3,910
Services	11,223	10,810	10,793	9,535	8,272	8,046	8,362	7,965
Total cost of revenue	16,549	15,353	15,721	13,867	11,695	10,783	12,076	11,875
Gross profit	34,300	31,796	30,450	27,292	27,013	24,474	22,342	21,077
Operating expenses:
Selling, general and administrative	22,751	21,667	21,577	19,998	17,489	16,694	15,762	15,863
Research and development	6,680	6,945	6,895	6,198	5,560	5,489	4,969	4,798
Merger-related and integration costs	889	1,059	925	1,659	(177)	152	155	368
Acquired in-process research and development	—	—	—	9,000	—	—	—	—
Operating income (loss)	3,980	2,125	1,053	(9,563)	4,141	2,139	1,456	48
Interest and other income, net	420	245	56	138	463	435	137	171
Income (loss) before provision for income taxes	4,400	2,370	1,109	(9,425)	4,604	2,574	1,593	219
Provision for income taxes	552	1,822	617	33	211	(68)	144	25
Net income (loss)	$3,848	$548	$492	$(9,458)	$4,393	$2,642	$1,449	$194
Net income (loss) per share:
Basic	$0.13	$0.02	$0.02	$(0.36)	$0.18	$0.11	$0.06	$0.01
Diluted	$0.12	$0.02	$0.02	$(0.36)	$0.16	$0.10	$0.06	$0.01
Weighted-average common shares outstanding:
Basic	28,654	27,265	26,868	26,098	24,326	23,631	23,013	22,462
Diluted	31,565	30,097	29,676	26,098	27,088	26,202	26,108	25,201

Restatement of Quarterly Condensed Consolidated Balance Sheets (Unaudited)

The following table sets forth certain unaudited Condensed quarterly financial data for the years ended December 31, 2005 and 2004. This information has been prepared on the same basis as the Condensed Financial Statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and notes thereto. Historical quarterly financial results and trends may not be indicative of future results. The table below also discloses the impact of the restatement on quarterly financial information.

Consolidated Balance Sheets For the Fiscal Year Ended December 31, 2005 (in thousands, except share data):

	March 31, 2005		June 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,020	$29,020	$29,982	$29,982	$33,090	$33,090
Investments	2,914	2,914	984	984	1,493	1,493
Restricted cash	—	4,000	—	4,000	—	4,000
Accounts receivable, net	32,286	32,286	34,428	34,428	37,502	37,502
Prepaid and other current assets	4,723	4,723	4,362	4,362	6,519	6,519
Total current assets	68,943	72,943	69,756	73,756	78,604	82,604
Intangible assets, net	45,313	45,313	43,781	43,781	39,711	39,711
Goodwill	35,728	28,028	40,481	32,781	37,635	29,935
Property and equipment, net	7,352	7,352	7,404	7,404	7,656	7,656
Other assets	2,554	2,554	2,952	2,952	879	879
	$159,890	$156,190	$164,374	$160,674	$164,485	$160,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,851	$6,851	$7,451	$7,451	$4,381	$4,381
Accrued expenses	20,085	20,085	16,705	16,705	18,275	18,275
Deferred revenue	24,445	24,445	28,896	28,896	26,229	26,229
Total current liabilities	51,381	51,381	53,052	53,052	48,885	48,885
Other long-term liabilities	3,611	3,611	3,365	3,365	3,338	3,338
Deferred income tax liabilities	244	244	238	238	942	942
Total liabilities	55,236	55,236	56,655	56,655	53,165	53,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—	—	—	—	—
Common stock, $.01 par value; 50,000,000 shares authorized	269	267	273	271	278	276
Additional paid-in capital	147,757	153,357	150,628	156,311	154,303	160,068
Accumulated deficit	(48,420)	(57,718)	(47,841)	(57,222)	(47,214)	(56,677)
Accumulated other comprehensive income	5,048	5,048	4,659	4,659	3,953	3,953
Total stockholders’ equity	104,654	100,954	107,719	104,019	111,320	107,620
	$159,890	$156,190	$164,374	$160,674	$164,485	$160,785

Consolidated Balance Sheets For the Fiscal Year Ended December 31, 2004 (in thousands, except share data):

	March 31, 2004		June 30, 2004		September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$37,157	$37,157	$30,029	$30,029	$36,417	$36,417
Investments	11,181	11,181	22,316	22,316	26,530	26,530
Accounts receivable, net	28,347	28,347	28,438	28,438	27,694	27,694
Prepaid and other current assets	5,172	5,172	4,262	4,262	4,906	4,906
Total current assets	81,857	81,857	85,045	85,045	95,547	95,547
Intangible assets, net	15,237	15,237	13,390	13,390	11,907	11,907
Goodwill	0	0	0	0	0	0
Property and equipment, net	5,726	5,726	5,769	5,769	6,057	6,057
Other assets	1,169	1,169	1,659	1,659	1,399	1,399
	$103,989	$103,989	$105,863	$105,863	$114,910	$114,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,498	$3,498	$4,698	$4,698	$4,601	$4,601
Accrued expenses	19,649	19,649	14,715	14,715	15,942	15,942
Deferred revenue	21,148	21,148	22,449	22,449	23,179	23,179
Total current liabilities	44,295	44,295	41,862	41,862	43,722	43,722
Other long-term liabilities	4,443	4,443	4,252	4,252	4,129	4,129
Deferred income tax liabilities	282	282	239	239	119	119
Total liabilities	49,020	49,020	46,353	46,353	47,970	47,970
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—	—	—	—	—
Common stock, $.01 par value; 50,000,000 shares authorized	228	228	234	234	242	242
Additional paid-in capital	98,048	106,755	101,536	110,309	106,109	115,183
Accumulated deficit	(48,036)	(56,743)	(46,522)	(55,295)	(43,579)	(52,653)
Accumulated other comprehensive income	4,729	4,729	4,262	4,262	4,168	4,168
Total stockholders’ equity	54,969	54,969	59,510	59,510	66,940	66,940
	$103,989	$103,989	$105,863	$105,863	$114,910	$114,910

3.   Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2005 As Restated (1)	2004 As Restated (1)	2003 As Restated (1)
Net (loss) income	$(4,571)	$8,678	$(21,755)
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	27,221	23,361	21,991
Dilutive effect of stock options computed using the treasury stock method	—	2,723	—
Diluted common shares and share equivalents outstanding	27,221	26,084	21,991
Net (loss) income per share:
Basic	$(0.17)	$0.37	$(0.99)
Diluted	$(0.17)	$0.33	$(0.99)

(1) See Note 2, “Restatement of Consolidated Financial Statements,”

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for 2005 and 2003 because we reported a loss in these periods and all such securities are anti-dilutive. The total number of share equivalents excluded from the calculations of historical diluted net loss per common share for 2005 and 2003 were 2,695,822 and 954,423, respectively, calculated using the treasury stock method. (See Note 13 for further information on stock options.) In 2005, 2004 and 2003, 348,467, 461,087 and 4,392,990 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore had an anti-dilutive effect.

4.   Cash and Cash Equivalents and Investments

The amortized cost, gross unrealized loss and fair market value of cash and cash equivalents and investments available for sale as of December 31, 2005 and 2004 were as follows:

		Unrealized
December 31, 2005	Cost	Gain	Loss	Market
		(In thousands)
Cash and cash equivalents:
Cash	$17,115	—	—	$17,115
Money market funds	68,833	—	—	68,833
Commercial paper	25,803	—	—	25,803
Total cash and cash equivalents	$111,751	—	—	$111,751
Investments:
Corporate debt securities	$1,433	—	$(2)	$1,431
U.S. Government agency securities	2,326		—	2,326
Commercial paper	6,881	—		6,881
Certificates of deposit	4,248	—	—	4,248
Total investments	$14,888	—	$(2)	$14,886

		Unrealized
December 31, 2004	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$12,064	—	—	$12,064
Money market funds	24,537	—	—	24,537
Commercial paper	3,766	—	—	3,766
U.S. Government agency securities	2,274			2,274
Total cash and cash equivalents	$42,641	—	—	$42,641
Investments:
Corporate debt securities	$13,736	—	$(11)	$13,725
U.S. Government agency securities	11,940	—	—	11,940
Auction rate securities	5,000	—	—	5,000
Commercial paper	2,509	—	—	2,509
Certificate of deposit	668	—	—	668
Total investments	$33,853	—	$(11)	$33,842

At December 31, 2005, the fair market value of investments with remaining maturity dates ranging from 91 days to one year totaled $13.5 million and an investment with a maturity date of 13 months totaled $1.4 million. The unrealized holding losses of $6,000 at December 31, 2005 relates mainly to one corporate debt security with an A plus rating with a fair market value of $1.4 million. As of December 31, 2005, the corporate debt security had not been in a loss position for more than 12 months, and we believe this impairment to be temporary. At December 31, 2004, the fair market value of investments with remaining maturity dates ranging from 91 days to one year totaled $21.4 million, investments with maturity dates ranging from one to three years totaled $7.4 million, and investments with maturities greater than three years totaled $5.0 million. In contemplation of funding the Blue Pumpkin acquisition, we recognized a loss of $0.1 million during 2004, resulting from the write-down of amortized cost to fair value at December 31, 2004. We recognized $0.2 million of securities gains during 2003 due to the liquidation of our investment portfolio during 2003 to fund the Eyretel acquisition.

We recorded interest income of $1.2 million, $1.0 million and $0.8 million during 2005, 2004 and 2003, respectively.

5.   Intangible Assets

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

The increase in the intangible assets balances in 2005 is primarily due to the acquisition of Blue Pumpkin and Optimis as discussed in Notes 6 and 7. The acquired technology and trademarks are being amortized using the straight-line method over three and four years, respectively, and the distribution arrangements, customer list and patents are being amortized using the straight-line method over five years. The intangible assets and related amortization expenses are subject to foreign currency translation and deferred income tax adjustments. Amortization of intangible assets included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Included in:
Cost of product revenue	$9,154	$4,441	$4,139
Selling, general and administrative expense	6,047	1,470	1,774
	$15,201	$5,911	$5,913

The estimated future amortization expense of the intangible assets as of December 31, 2005 is as follows (in thousands):

2006	$12,936
2007	11,689
2008	10,591
2009	1,035
2010	138
$36,389

6.   Blue Pumpkin Acquisition

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $36 million in cash which was funded from our existing cash and investments and issued 1.9 million shares of Witness’ common stock valued at $33.5 million (measured based on the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Pursuant to the Merger Agreement, cash of $4 million and 210,000 shares of common stock valued at approximately $3.7 million on the date of acquisition were placed into an escrow fund to be released to Witness in partial satisfaction and settlement of claims that Witness has now brought against the escrow fund, including claims for potential losses expected to result from the settlement of the IEX litigation. The escrow fund was established to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigations, and breaches of Blue Pumpkin’s representations, warranties or covenants in the Merger Agreement (See Notes 16 and 17 to the Consolidated Financial Statements for discussion on Blue Pumpkin legal proceedings and settlement).

We commenced consolidation of Blue Pumpkin on January 25, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The following summarizes the total purchase price for Blue Pumpkin (in thousands):

Value of Witness Systems, Inc. common stock issued	$33,500
Cash consideration	36,000
Direct acquisition costs	5,400
$74,900

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

Cash and investments	$3,900
Other current assets	6,400
Property and equipment, net	700
Acquired technology	21,000
Customer relationships	17,000
Goodwill	34,400
In-process research and development	9,000
Other long term assets	400
Total assets acquired	92,800
Current liabilities	(3,600)
Litigation accrual	(11,200)
Deferred revenue	(1,700)
Restructuring accruals	(1,400)
Total liabilities assumed	(17,900)
$74,900

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

The key considerations underlying the valuation of acquired in-process research and development from Blue Pumpkin are as follows: a) guidance from the  SFAS No. 2, Accounting for Research and Development Costs and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method; b) percent completed as of the acquisition date; c) estimated costs to date, as well as costs to complete the technology; and d) the numerous technical, cost, market, and timing risks we face before the technology becomes technologically feasible.

Unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2005 As Restated (1)	2004 As Restated (1)
Total revenues	$186,403	$175,213
Net income (loss)	$2,039	$(4,508)
Net income (loss) per share—basic	$0.07	$(0.18)
Net income (loss) per share—diluted	$0.07	$(0.18)
Weighted average shares—basic	27,396	25,251
Weighted average shares—diluted	29,943	25,251

(1) See Note 2,” Restatement of Consolidated Financial Statements.”

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

7.   Optimis Acquisition

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

8.   Eyretel Acquisition

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

Unaudited pro forma information reflecting the acquisition of Eyretel as if it occurred on January 1, 2003 is as follows (in thousands, except per share amounts):

2003 As Restated (1)
Total revenues	$121,958
Net loss	(26,405)
Net loss per share—basic and diluted	$(1.20)
Weighted average shares—basic and diluted	21,991

(1) See Note 2,” Restatement of Consolidated Financial Statements.”

The pro forma results above include adjustments for the amortization expense of intangible assets arising from the acquisition and the reduction of interest income assuming the purchase was paid from available cash. In addition, the pro forma results exclude the IPR&D charge and certain merger-related and other costs directly attributable to the acquisition.

9.   Acquisition-Related Restructuring Accruals and Merger-Related and Integration Costs

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

The following table summarizes all merger-related and integration costs that were charged to expense during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005 As Restated (See Note 2)	2004	2003
Eyretel:
Merger-related and integration costs	$—	$(543)	$6,067
Bonus expense	99	838	933
Cost of sterling-based forward exchange contract	—	—	865
Blue Pumpkin and Optimis:
Merger-related and integration costs	4,433	203	—
	$4,532	$498	$7,865

During 2005, we incurred merger-related and integration costs pertaining to the acquisitions of Blue Pumpkin and Optimis comprised primarily of legal costs, transitional employees and other contractors, travel costs and advertising costs. Merger-related and integration costs incurred in 2004 and 2003 totaled $0.5 million and $7.8 million, respectively and related to the acquisition of Eyretel. The 2003 merger-related and integration costs included severance and lease terminations, bonus expense related primarily to the accrual of a bonus payable to Eyretel’s former Chief Executive Officer, now our Chief Operating Officer (“COO”); and the cost of a forward exchange contract that was executed in order to fix the price of the Eyretel acquisition in US dollars. Our Board of Directors agreed to pay a bonus of £1.0 million to our COO in connection with the Eyretel acquisition and subsequent integration. In March 2004, £0.4 million of this bonus was paid and the remaining balance of £0.6 million (or $1.1 million as of March 31, 2005) was paid in March 2005.

10.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2005 As Restated (1)	2004
Accrued commissions, compensation and benefits	$8,322	$6,762
Other accrued acquisition liabilities	936	2,337
Legal accruals	11,759	481
Other accrued expenses	8,634	6,728
	$29,651	$16,308

(1) See Note 2,” Restatement of Consolidated Financial Statements.” and Note 6, “Blue Pumpkin Acquisition.”

11.   Line of Credit

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

As of December 31, 2005, we had no amounts outstanding under the line of credit and the amount available for borrowing was $12.8 million, which was net of outstanding letters of credit of $2.2 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter ofcredit securing our premises in the United Kingdom.

12.   Stockholders’ Equity

Comprehensive Income—Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2005	2004
Cumulative foreign currency translation adjustments	$3,078	$4,953
Unrealized loss on investments	(2)	(11)
	$3,076	$4,942

Stock Repurchases—In 2002, our Board of Directors authorized a stock repurchase program to spend up to $10.0 million to repurchase our common stock. As of December 31, 2005, we had repurchased 1.0 million shares of our common stock for $3.1 million, which were retired. The Company has not repurchased its common stock since 2003 and does not presently plan to repurchase additional common stock.

13.   Employee Benefit Plans

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

During 2005, 603,500 stock options were granted to certain Blue Pumpkin and Optimis employees as an inducement to join Witness. The inducement options are exercisable for five years from the date of grant and will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

2003 Plan—In connection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant shares of common stock in the form of stock options. No stock options were granted to former Eyretel employees under the 2003 Plan in 2004 or 2005. During 2005, 28,466 stock options were granted under the 2003 Plan. At December 31, 2005, there were 1.6 millionshares authorized for issuance, of which 396,853 shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

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

We incurred $0.1 million for each of the years ended December 31, 2005, 2004 and 2003, in stock compensation charges for certain option grants issued under the Policy and certain 1999 stock grants.

The following summarizes stock option activity under all stock option plans:

	Number of shares	Weighted- average exercise price
Balance at December 31, 2002	5,606,117	$8.12
Granted	4,362,150	4.27
Exercised	(284,843)	3.58
Cancelled	(1,061,194)	7.60
Balance at December 31, 2003	8,622,230	6.39
Granted	2,316,254	11.12
Exercised	(2,223,636)	5.66
Cancelled	(992,689)	7.81
Balance at December 31, 2004	7,722,159	7.83
Granted	2,865,835	17.65
Exercised	(1,461,628)	7.15
Cancelled	(551,920)	11.67
Balance at December 31, 2005	8,574,446	10.98

The following table summarizes information about stock options outstanding at December 31, 2005

Outstanding
		Weighted-	Weighted-	Exercisable
		Average	Average		Weighted-
	Number	Remaining	Exercise	Number	Average
Range of Exercise Prices	Outstanding	Life	Price	of shares	Exercise Price
$1.42 - $6.00	2,526,855	6.5 years	$4.14	1,270,333	$3.52
$6.25 - $11.95	2,414,558	5.9 years	9.30	1,411,284	8.75
$12.15 - $16.97	2,276,931	4.7 years	15.73	651,021	14.19
$17.25 - $34.00	1,356,102	4.5 years	18.75	35,038	20.68
	8,574,446	5.5 years	10.98	3,367,676	7.95

During the years ended 2003, 2004 and 2005, we recognized $1.2 million, $0.8 million and $0.3 million, respectively, of stock-based compensation expense. As of December 31, 2005, there was $0.2 million of total unrecognized APB No. 25 compensation expense related to unvested share-based compensation arrangements.

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

Employee Stock Purchase Plan—Through December 31, 2005, our employee stock purchase plan (“ESPP”) allowed our employees to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or end of the semi-annual option period. Effective January 1, 2006, the ESPP allows our employees to purchase shares of common stock at a price per share of 95% of the fair market value at the end of each quarterly option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year on January 1 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2005, 491,532shares of common stock have been issued under the ESPP.

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

Sale of additional shares of common stock—In December 2005, we issued 4.7 million additional shares of common stock resulting in $88.8 million in net proceeds.

14.   Income Taxes

Income (losses) before income taxes from foreign operations were $(0.2) million, ($1.2) million and ($3.7) million in 2005, 2004 and 2003, respectively. Income (losses) before income taxes from U.S. operations were ($1.3) million, 10.2 million and $(17.8) million in 2005, 2004 and 2003, respectively.

We recorded a provision for income tax of $3.0 million during the year ended December 31, 2005, of which $2.5 million related to the utilization of a portion of the $21.6 million of deferred income tax assets, primarily net operating loss carry-forwards, acquired during the 2005 acquisition of Blue Pumpkin Software, Inc. A full valuation allowance has been recorded against these assets. The reversal of valuation allowances associated with these deferred income tax assets in 2005 was credited as a reduction to goodwill. The remainder of the provision is primarily comprised of U.S. federal alternative minimum income tax expense and foreign income tax, primarily from withholding, and an income tax benefit from the reduction of deferred income tax liabilities in foreign jurisdictions. For the same periods during 2004 and 2003, the tax expense of $0.3 million was primarily related to U.S. federal alternative minimum income tax expense and foreign income tax.

The components of the provision for income tax expense for 2005, 2004 and 2003 are as follows (in thousands):

	2005 As Restated (1)	2004	2003
Federal	$235	$213	$(40)
State	—	—	—
Foreign	535	186	347
Total current	770	399	307
Federal deferred	2,454	—	—
Foreign deferred	(200)	(87)	—
Total deferred	2,254	(87)	—
Total	$3,024	$312	$307

(1)    See Note 2, “Restatement of Consolidated Financial Statements.”

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before provision for income taxes as a result of the following (in thousands):

	Year ended December 31,
	2005 As Restated	2004 As Restated	2003 As Restated
Computed “expected” tax (benefit) expense	$(525)	$3,056	$(7,292)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(468)	256	(768)
In-process research & development	3,060	—	2,666
Distribution from foreign subsidiary	539	—	—
(Decrease) increase in valuation allowance for deferred income tax assets	467	(2,793)	6,590
Foreign tax credits	(588)	—	—
Research and experimentation credits	(500)	(665)	(460)
Nondeductible meals & entertainment	264	225	155
Income tax effect attributable to foreign operations at different rates, including foreign withholding	525	162	(321)
Other, net	250	71	(263)
	$3,024	$312	$307

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2005 As Restated	2004 As Restated
Deferred income tax assets:
Allowance for doubtful accounts	$1,498	$940
Accrued expenses and other	617	229
Property and equipment depreciation	1,477	1,013
Identifiable intangible assets amortization	10,467	—
Stock-based compensation	1,697	1943
Net operating losses, research and experimentation and foreign tax credits	39,884	15,357
Foreign deferred income tax assets, principally net operating losses	13,404	15,693
Gross deferred income tax assets	69,044	35,175
Valuation allowance for deferred income tax assets	(56,092)	(32,716)
Net deferred income tax assets	12,952	2,459
Deferred income tax liabilities:
Intangible assets	(13,695)	(2,713)
Net deferred income tax liabilities	$743	$254

The net change in the valuation allowance for deferred income tax assets for 2005, 2004 and 2003 was an increase of $23.3 million, $4.6 million and $16.7 million, respectively. The valuation allowance increase in 2005 is comprised of ($0.5) million for current activity (of which $0.5 million was related to changes in foreign tax rates), $5.3 million due to stock option deductions, and $18.5 million for additional deferred income tax assets, primarily acquired in the Blue Pumpkin acquisition. Included in the valuation allowance for deferred income tax assets as of December 31, 2005 is $19.2 million from the Blue Pumpkin acquisition and $2.1 million from the Eyretel acquisition in 2003, which, when reversed, will result in the reduction of goodwill or intangible assets.

At December 31, 2005, we had net operating loss, research and experimentation credit, and foreign tax credit carryforwards for U.S. federal income tax purposes of $81.3 million, $6.8 million and $0.6 million, respectively, which expire in varying amounts beginning in the year 2012. We also have incurred net foreign losses in the amount of $38.1 million as of December 31, 2005, which are available to offset future taxable income in their respective foreign jurisdictions. These foreign losses expire in varying amounts beginning in 2006.

As of December 31, 2005, the U.S. and U.K. net operating loss carryforwards include tax deductions of approximately $32.1 million and $4.9 million, respectively, resulting from the exercise of stock options. In accordance with APB Opinion No. 25, any income tax benefit derived from these tax deductions is reflected as additional paid-in capital at the time we recognize any such income tax benefit. During 2005, the Company also recognized as tax expense approximately $ 0.2 million of alternative minimum tax (AMT) that would have been payable had there been no stock option deductions. Actual stock option deductions incurred for income tax purposes results in no actual payment of AMT. A “hypothetical” deferred income tax asset is created by the AMT expense incurred.

15.   Segment and Geographic Information

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

World-wide annual revenue based on customer location is as follows (in thousands):

	Year Ended December 31,
	2005 As Restated	2004	2003
United States	$100,817	$73,268	$59,830
United Kingdom	48,804	39,166	24,009
Rest of world	35,707	28,901	24,198
Total	$185,328	$141,335	$108,037

The rest of world revenue was derived primarily from customers located in Australia, Canada, China, India and Japan. No individual customer accounted for more than 10% of consolidated revenue during 2005, 2004 or 2003, or accounts receivable at December 31, 2005 or 2004.

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	December 31,
	2005 As Restated	2004
United States	$71,430	$5,518
United Kingdom	10,824	8,533
Rest of world	2,250	2,948
Total	$84,504	$16,999

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

Legal Proceedings.

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

On December 15, 2005, IEX and Blue Pumpkin reached a tentative agreement to settle all claims asserted between them in both the Texas and Georgia cases, subject to a number of contingencies including negotiation, execution and delivery by the parties of a definite settlement agreement prior to a deadline established by the court, currently March 15, 2006. The terms of the settlement agreement are confidential. We expect to recover more than half of the settlement amount and related litigation costs from the escrow fund that was established in connection with our acquisition of Blue Pumpkin. As of December 31, 2005, we have accrued the anticipated settlement costs and do not expect that the settlement will require any additional material charges. (See Note 6 to the Consolidated Financial Statements included elsewhere in this report for discussion of the Blue Pumpkin acquisition).

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

From time to time we may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business that might impact on our financial position, our results of operations, or our cash flows.

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

17.   Subsequent Events (unaudited)

On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between them. As part of the final settlement, Witness paid $8.25 million to IEX’s parent company in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012. Prior to and in contemplation of such settlement, Witness reached an agreement with the former shareholders of Blue Pumpkin (“BP shareholders”) in February 2006 whereby Witness would issue the shares of common stock originally placed in escrow as a part of the Merger Agreement to the BP shareholders for proceeds of approximately $3.1 million. These shares were issued at a discount of approximately $1.35 million, which was recorded as a charge to earnings in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006. As a part of this agreement, the BP shareholders released any and all claims on the funds held in escrow which were subsequently released to Witness during the three months ended March 31, 2006.

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia (Atlanta Division) naming Witness Systems, Inc. (the “Company”) as a nominal defendant and naming all of our current directors and a number of our current officers as defendants.  Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.).  The complaint alleges purported violations of federal and state law, including breaches of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by the Company.  The complaint seeks monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing the Company to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court.  On November 15, 2006, the Company and the other defendants filed a motion to dismiss the complaint in its entirety on a variety of grounds, including plaintiffs’ failure to allege demand futility.  Rather than respond to that Motion, plaintiffs on January 9, 2007 filed an Amended Complaint.  The Company and its directors intend to review the allegations of the Amended Complaint and respond when appropriate.

A class action securities lawsuit was filed on August 14, 2006, by an individual claiming to be a stockholder of the Company naming the Company and certain of its directors and officers as defendants in connection with certain stock option grants made by the Company.  Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.).  The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court.  Neither a lead plaintiff nor lead counsel has been appointed, nor has a response to the complaint yet been required. The Company and the other defendants will respond to the complaint when appropriate.

On October 27, 2006, the Company received a notice of informal nonpublic inquiry from the Securities and Exchange Commission requesting certain documents and information relating to the Company’s stock option grant practices from February 2000 to the present. Witness Systems intends to cooperate fully with all matters related to this request.

Acquisition of Exametric, Inc.

On October 2, 2006, we acquired Exametric, Inc. (“Exametric”), a leading software solutions company specializing in workforce management and optimization for the financial service industry.  The acquisition was structured as a merger of Exametric with a newly-formed, wholly-owned subsidiary of Witness (Witness Enterprise Solutions).  The total consideration paid for Exametric was approximately $23 million.   Approximately $2.4 million of the aggregate consideration will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date.  The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties, covenants and certain transaction costs.

Acquisition of Demos Consulting Group Ltd.

Also on October 2, 2006, we acquired Demos Consulting Group Ltd. also known as Demos Solutions (“Demos”), a leading productivity solution provider for the financial services industry.  The acquisition was structured as Demos with a newly-formed, wholly-owned subsidiary of Witness (Witness Enterprise Solutions).  The total consideration paid for Demos was approximately $6 million plus the potential for an earn-out of up to $18 million based on the growth of the business over the next several years.  Ten percent (10%) of the initial consideration plus ten percent (10%) of any earn-out earned will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date.  The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties and covenants.

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

Dated: February 7, 2007	WITNESS SYSTEMS, INC.

	By:	/s/ WILLIAM F.EVANS
William F.Evans
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

/s/ NICK DISCOMBE	Chief Executive Officer and Director	February 7, 2007
Nick Discombe

/s/ WILLIAM F. EVANS	Executive Vice President and Chief	February 7, 2007
William F. Evans	Financial Officer

/s/ TOM BISHOP	Director	February 7, 2007
Tom Bishop

/s/ THOMAS J. CROTTY	Director	February 7, 2007
Thomas J. Crotty

/s/ JOEL G. KATZ	Director	February 7, 2007
Joel G. Katz

/s/ DAN LAUTENBACH	Chairman of the Board	February 7, 2007
Dan Lautenbach

/s/ PETER SINISGALLI	Director	February 7, 2007
Peter Sinisgalli