Form 10-Q/A
period 2006-03-31
WITNESS SYSTEMS INC
filed 2007-02-08
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 (the “Original Filing”) to restate our Condensed Consolidated Financial Statements for the quarter ended March 31, 2006 and the related disclosures.  For more information on the restatement of the Condensed Consolidated Financials Statements, please refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 4, “Controls and Procedures”.

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

As a result of the findings of the Special Committee as well as our internal review, we amended our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures as of December 31, 2005. The Annual Report on Form 10-K/ A also included the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our Condensed Consolidated Financial Statements for the quarter ended March 31, 2006 and the related disclosures. Witness reached an agreement with the former shareholders of Blue Pumpkin (“BP shareholders”) in February 2006 whereby Witness issued the shares of common stock originally placed in escrow as a part of the Merger Agreement to the BP shareholders for proceeds of approximately $3.1 million. These shares were issued at a discount of approximately $1.35 million, which was initially accounted for as additional consideration paid in the acquisition of Blue Pumpkin (based on the difference between the fair value at the date of issuance in February 2006 and the price at which the shares were sold to the BP shareholders). We determined that the discount was granted to facilitate the release of the funds in escrow as a part of this agreement with the BP shareholders. Accordingly, we have recorded a $1.35 million charge to earnings in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006.

Except for the sections of this Form 10-Q/A entitled “Stock Option Practices and Restatement of Condensed Consolidated Financial Statements” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 4, “Controls and Procedures,” and Note 3 (unaudited) of the Notes to Condensed Consolidated Financial Statements, all of the information in this amended Quarterly Report on Form 10-Q/A is as of March 31, 2006 and does not reflect events occurring after the Original Filing, other than the restatement, or modify or update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2 and  32.1) affected by subsequent events. Accordingly, this amended Quarterly Report on Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities Exchange Commission.

For the convenience of the reader, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I—Item 1—Financial Information (unaudited);

Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I—Item 4— Controls and Procedures;

Part II—Item 1— Legal Proceedings as to legal proceedings related to the stock option investigation;

Part II—Item 1A— Risk factors; and

Part II—Item 6—Exhibits

WITNESS SYSTEMS, INC.

FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31,
	As Restated (1)	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,510	$111,751
Investments, at fair market value	70,996	14,886
Restricted cash held in escrow	—	4,000
Accounts receivable, net of allowance of $3,204 at March 31, 2006 and $3,283 at December 31, 2005	43,525	40,218
Prepaid and other current assets	7,191	5,462
Total current assets	207,222	176,317
Intangible assets, net of accumulated amortization of $30,901 at March 31, 2006 and $26,874 at December 31, 2005	32,658	36,389
Goodwill	39,582	40,319
Property and equipment, net of accumulated depreciation of $14,825 at March 31, 2006 and $13,715 at December 31, 2005	8,306	7,796
Other assets	3,151	3,573
	$290,919	$264,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,327	$3,795
Accrued expenses	27,427	29,651
Deferred revenue	34,136	23,756
Total current liabilities	67,890	57,202
Other long-term liabilities	6,055	4,165
Deferred income tax liabilities	675	743
Total liabilities	74,620	62,110
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,366,163 and 32,822,193 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	334	326
Additional paid-in capital	263,612	251,712
Accumulated deficit	(51,881)	(52,830)
Accumulated other comprehensive income	4,234	3,076
Total stockholders’ equity	216,299	202,284
	$290,919	$264,394

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006
	As Restated (1)	2005
Revenue:
Product	$19,839	$16,368
Services	31,627	24,791
Total revenue	51,466	41,159
Cost of revenue:
Product	4,578	4,332
Services	11,755	9,535
Total cost of revenue	16,333	13,867
Gross profit	35,133	27,292
Operating expenses:
Selling, general and administrative	25,209	19,998
Research and development	7,978	6,198
Merger-related and integration costs	2,091	1,659
Acquired in-process research and development	—	9,000
Operating loss	(145)	(9,563)
Interest and other income, net	1,271	138
Income (loss) before provision for income taxes	1,126	(9,425)
Provision for income taxes	177	33
Net income (loss)	$949	$(9,458)
Net income (loss) per share:
Basic	$0.03	$(0.36)
Diluted	$0.03	$(0.36)
Weighted-average common shares outstanding:
Basic	32,871	26,098
Diluted	36,648	26,098

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to the Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006
	As Restated (1)	2005
Cash flows from operating activities:
Net income (loss)	$949	$(9,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development	—	9,000
Amortization of intangible assets	3,964	3,284
Stock-based compensation expense	3,146	113
Depreciation and amortization of property and equipment	1,134	911
Provision for accounts receivable	747	358
Deferred income taxes	(11)	—
Other non-cash items, net	1,200	116
Changes in operating assets and liabilities:
Accounts receivable	(3,960)	(5,581)
Prepaid and other assets	(1,875)	510
Accounts payable	2,545	631
Accrued expenses	225	(5,551)
Deferred revenue	10,416	(2,974)
Net cash provided by (used in) operating activities	18,480	(8,641)
Cash flows from investing activities:
Capital expenditures	(1,973)	(1,547)
Purchases of investments	(62,557)	—
Proceeds from sales of investments	6,668	30,885
Acquisition of Blue Pumpkin Software, Inc., net of cash acquired of $3,900	—	(32,272)
Restricted cash held in escrow	4,000	(4,000)
Net cash used in investing activities	(53,862)	(6,934)
Cash flows from financing activities:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	5,251	2,226
Others	(105)	—
Proceeds from sale of common stock, net	3,723	—
Excess tax benefits from stock-based compensation	76	—
Net cash provided by financing activities	8,945	2,226
Effect of exchange rate changes on cash	196	(272)
Net decrease in cash and cash equivalents	(26,241)	(13,621)
Cash and cash equivalents at beginning of period	111,751	42,641
Cash and cash equivalents at end of period	$85,510	$29,020
Supplemental cash flow information:
Cash paid for interest	$5	$1
Cash paid for income taxes	$95	$216

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to the Condensed Consolidated Financial Statements.

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

The financial statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the U.S. Securities and Exchange Commission.

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

3.                                                              Restatement of Condensed Consolidated Financial Statements

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

As a result of the findings described above, our restated Consolidated Financial Statements as of December 31, 2005 included in our Form 10-K/A reflected a cumulative decrease in net income of approximately $9.5 million for the years 2000 to 2005 due to non-cash adjustments for stock-based compensation expense. The stock-based compensation expense is based on APB No. 25 which are intrinsic value based charges that are amortized over the vesting terms of the stock options. In connection with the restatement, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of purchase accounting relating to the acquisition of Blue Pumpkin Inc., income taxes and miscellaneous other items. The cumulative effect of the restatement adjustments on our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively. Although there were no option measurement dating issues, our 2006 Condensed Consolidated Financial Statements are impacted by option grants in prior years where the measurement dates have been adjusted. The additional stock-based compensation adjustment reduced our net income for the three month period ended March 31, 2006 by $71,000.

We determined that, at the date of the acquisition of Blue Pumpkin Software, Inc. (“Blue Pumpkin”), it was not beyond a reasonable doubt that the cash and common stock held in escrow pursuant to the Merger Agreement and Plan of Reorganization would be issued to the former shareholders of Blue Pumpkin.  Therefore, in accordance with SFAS No. 141, Business Combinations, we have adjusted the consideration paid in the acquisition of Blue Pumpkin Software, Inc. (“Blue Pumpkin”) from $77.2 million to $69.5 million to properly reduce the purchase price for the $4 million in cash and 210,000 shares of common stock that were held in escrow.  As a result, the December 31, 2005 balance sheet reflects a reduction in equity by approximately $3.7 million and the recognition of $4 million in restricted cash.  In addition, we adjusted accrued expenses by approximately $7.7 million to reflect the $11.2 million estimated cost to settle all claims with IEX.

Witness reached an agreement with the former shareholders of Blue Pumpkin (“BP shareholders”) in February 2006 whereby Witness issued the shares of common stock originally placed in escrow as a part of the Merger Agreement to the BP shareholders for proceeds of approximately $3.1 million.  These shares were issued at a discount of approximately $1.35 million, which was initially accounted for as additional consideration paid in the acquisition of Blue Pumpkin (based on the difference between the fair value at the date of issuance in February 2006 and the price at which the shares were sold to the BP shareholders).  We subsequently determined that the discount was granted to facilitate the release of the funds in escrow as a part of this agreement with the BP shareholders.  Accordingly, we have recorded a $1.35 million charge to restate earnings in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006.  See Note 4, “Blue Pumpkin Acquisition” for additional discussion related to the acquisition.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations (unaudited)

The table below presents the impact of the financial statements adjustments related to restatement of our previously reported Condensed of Consolidated Statement of Operations for the three months ended March 31, 2006 (in thousands, except per share data):

	Three months ended March 31, 2006
	As Previously Reported	Adjustments	As Restated
Revenue:
Product	$19,839	—	$19,839
Services	31,627	—	31,627
Total revenue	51,466	—	51,466
Cost of revenue:
Product	4,578	—	4,578
Services	11,745	$10	11,755
Total cost of revenue	16,323	10	16,333
Gross profit	35,143	(10)	35,133
Operating expenses:
Selling, general and administrative	25,129	80	25,209
Research and development	7,956	22	7,978

Merger-related and integration costs	740	1,351	2,091
Acquired in-process research and development	—	—	—
Operating income (loss)	1,318	(1,463)	(145)
Interest and other income, net	1,271	—	1,271
Income(loss) before provision for income taxes	2,589	(1,463)	1,126
Provision for income taxes	412	(235)	177
Net income (loss)	$2,177	$(1,228)	$949
Net income (loss) per share:
Basic	$0.07	$(0.04)	$0.03
Diluted	$0.06	$(0.03)	$0.03
Weighted-average common shares outstanding:
Basic	33,059	(188)	32,871
Diluted	36,648	(188)	36,460

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Cash Flows (unaudited)

The restatement of the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 did not affect on our cash flows from financing or investing activities. The table below reflects adjustments to our cash flows from operating activities (in thousands):

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$2,177	$(1,228)	$949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development	—	—	—
Amortization of intangible assets	3,964	—	3,964
Stock-based compensation expense	3,034	112	3,146
Depreciation and amortization of property and equipment	1,134	—	1,134
Provision for accounts receivable	747	—	747
Deferred income taxes	205	(216)	(11)
Other non-cash items, net	(159)	1,359	1,200
Changes in operating assets and liabilities:
Accounts receivable	(3,960)	—	(3,960)
Prepaid and other assets	(1,416)	(459)	(1,875)
Accounts payable	2,545	—	2,545
Accrued expenses	456	440	896
Deferred revenue	10,416	—	10,416
Net cash provided by (used in) operating activities	$19,143	$8	$19,151

Impact of the Financial Statement Adjustments on the Consolidated Balance Sheet

The table below presents the impact of the financial statement adjustments related to restatement of our previously reported Consolidated Balance Sheet as of March 31, 2006 (in thousands):

	March 31, 2006 (unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$85,510	—	$85,510
Investments	70,996	—	70,996
Restricted cash	—	—	—
Accounts receivable, net of allowance of $3,204 at March 31, 2006	43,525	—	43,525
Prepaid and other current assets	7,191		7,191
Total current assets	207,222		207,222
Intangible assets, net	32,658	—	32,658
Goodwill(1)	41,096	(1,514)	39,582
Property and equipment, net	8,306	—	8,306
Other assets(2)	3,505	(354)	3,151

	$292,787	$(1,868)	$290,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,327	—	$6,327
Accrued expenses(3)	27,256	$171	27,427

Deferred revenue	34,158	(22)	34,136

Total current liabilities	67,741	149	67,890
Other long-term liabilities(3)	5,993	62	6,055
Deferred income tax liabilities	675	—	675

Total liabilities	74,409	211	74,620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,366,163 shares issued and outstanding at March 31, 2006	334	—	334
Additional paid-in capital	253,956	9,656	263,612
Accumulated deficit	(40,146)	(11,735)	(51,881)
Accumulated other comprehensive income	4,234	—	4,234
Total stockholders’ equity	218,378	(2,079)	216,299
	$292,787	$(1,868)	$290,919

(1)    Adjustment to recognize deferred tax assets acquired in the acquisition of Blue Pumpkin and to reflect the $1.35 million discount on common stock issued as a charge to earnings rather than an adjustment to goodwill.

(2)    Adjustment to reflect the discount on long term obligation related to purchased software licenses.

(3)    Adjustment to reflect the accrual of costs associated with vacated leases in accordance with SFAS No. 146 and offsetting adjustment to reflect the discount on long term obligations.

Legal Proceedings

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

A class action securities lawsuit was filed by an individual on August 14, 2006 claiming to be a stockholder of the Company naming the Company and certain of its directors and officers as defendants in connection with certain stock option grants made by the Company.  Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.).  The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court.  Neither a lead plaintiff nor lead counsel has been appointed, nor has no response to the complaint yet been required. The Company and the other defendants will respond to the complaint when appropriate.

Common Stock- Listing on the Nasdaq Stock Market

We delayed the filing of our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 until we were able to complete restatement of previously issued Consolidated Financial Statements. As a result, we have not been in compliance with the Nasdaq Stock Market filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14).  We have received a letter from Nasdaq Listing Qualification Panel advising us that we have received an extension of time through February 7, 2007 to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006.  The Panel advised us that if we are unable to meet the extension deadline, the Panel will issue a final determination to delist our shares and there can be no assurance that Nasdaq Listing and Hearing Review Council will grant an additional extension of time to meet such requirements or that our common stock will remain listed on the Nasdaq Stock Market.

4.                                                              Blue Pumpkin Acquisition

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $36 million in cash which was funded from our existing cash and investments and issued 1.9 million shares of Witness’ common stock valued at $33.5 million (measured based on the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Pursuant to the Merger Agreement, cash of $4 million and 210,000 shares of common stock valued at approximately $3.7 million on the date of acquisition were placed into escrow fund to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigations, and breaches of Blue Pumpkin’s representations, warranties or covenants in the Merger Agreement

On December 15, 2005, Tekelec, IEX’s parent company, and Witness reached a tentative agreement to settle all claims asserted between them. As part of the final settlement entered into in April 2006, Witness has made payment of $8.25 million to Tekelec, and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012. In accordance with Accounting Principles Board (“APB”) 21 “Interest on Receivables and Payables”,we recorded a $0.7 million discount representing the difference between the face value and the present value of the $3.0 million. The escrow fund was released to Witness during March 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims for losses resulting from the settlement of the IEX litigation. As part of the agreement to release the escrow Witness issued shares of common stock for proceeds of approximately $3.1 million. These shares were issued at a discount of approximately $1.35 million, which was recorded as a charge to earnings in the Company’s consolidated statement of operations for the three months ended March 31, 2006.

We determined that, at the date of the acquisition of Blue Pumpkin Software, Inc. (“Blue Pumpkin”), it was not beyond a reasonable doubt that the cash and common stock held in escrow pursuant to the Merger Agreement and Plan of Reorganization would be issued to the former shareholders of Blue Pumpkin.  Therefore, in accordance with SFAS No. 141, Business Combination, we have adjusted the consideration paid in the acquisition of Blue Pumpkin Software, Inc. (“Blue Pumpkin”) from $77.2 million to $69.5 million to properly reduce the purchase price for the $4 million in cash and 210,000 shares of common stock that were held in escrow.  As a result, the December 31, 2005 balance sheet reflects a reduction in equity by approximately $3.7 million and the recognition of $4 million in restricted cash.  In addition, we adjusted accrued expenses by approximately $7.7 million to reflect the $11.2 million estimated cost to settle all claims with IEX.

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

Supplemental unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2005 is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Total revenues	$42,234
Net loss	$(11,832)
Net loss per share – basic and diluted	$(0.45)
Weighted average shares - basic and diluted	26,051

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

The following table summarizes all merger-related and integration costs that were charged to expense during the three months ended March 31, 2006 and 2005 (in thousands):

	March 31,
	2006 As Restated (1)	2005
Blue Pumpkin:
Merger-related and integration costs	$2,091	$1,561
Eyretel:
Bonus expense	—	154
Merger-related and integration costs	—	(56)
	$2,091	$1,659

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements.”

During the first quarter of 2006, we incurred merger-related and integration costs in the amount of $2.1 million pertaining to the acquisition of Blue Pumpkin. These expenses were primarily associated with legal, professional fees and a discount on shares sold to the Blue Pumpkin Shareholders.

During the three months ended March 31, 2005, we incurred merger-related and integration costs of $1.7 million pertaining to the acquisitions of Blue Pumpkin and Eyretel. The $1.7 million included $1.6 million of integration expenses comprised primarily of costs of transitional Blue Pumpkin employees and other contractors, travel costs and advertising costs.

6.                                                              Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006
	As Restated (1)	2005
Net income (loss)	$949	$(9,458)
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	32,871	26,098
Dilutive effect of stock options computed using the treasury stock method	3,777	—
Diluted common shares and share equivalents outstanding	36,648	26,098
Net income per share (loss):
Basic	$0.03	$(0.36)
Diluted	$0.03	$(0.36)

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements.”

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the three months ended March 31, 2005 because we reported a loss in this period and all such securities are anti-dilutive. The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the three months ended March 31, 2005 was 2,862,491, calculated using the treasury stock method. In the first quarter of 2006 and 2005, 4, 200 and 41,283 stock options, respectively, were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore, had an anti-dilutive effect.

7.                                                              Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. The cumulative effect of the adoption of SFAS No. 123(R) was not material. SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Other than as noted in Note 3, “Restatement of Condensed Consolidated Financial Statements”, we have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Our net income for the three months ended March 31, 2006 includes $3.1 million of stock-option compensation expense and $0.1 million of related income tax benefits recorded to additional paid-in-capital.

A summary of all stock option plans activity for the three months ended March 31, 2006 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a) $000’s
Outstanding as of January 1, 2006	8,570,696	$10.98
Granted	1,182,800	20.55
Exercised	(563,174)	8.99
Forfeited	(69,384)	14.98
Expired	—	—
Outstanding as of March 31, 2006	9,120,938	12.31	5.2 years	119,413

Vested+ Expected to vest as of March 31, 2006 (b)	7,983,878	11.76	5.3 years	108,935

Exercisable as of March 31, 2006	3,537,849	8.71	5.6 years	59,061

(a)                 The aggregate intrinsic values were computed by applying the following formula = (fair market value of an option as of 3/31/06 - the exercise price at which the option was granted) x the number of options.

(b)                 The number of shares vested+ expected to vest as of March 31, 2006 is computed by applying the following Formula = Number of shares vested as of March 31, 2006 + (shares not vested as of March 31, 2006*[100%-forfeiture rate]).

As of March 31, 2006, there was $16.5 million of total unrecognized compensation costs related to unvested share-based compensation arrangements granted under all stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005 was approximately $8.3 million and $4.5 million, respectively. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005, was $8.06 and $7.63, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $5.3 million and $2.2 million, respectively. The income tax benefits from stock option exercises totaled$ 0.1 million for the three months ended March 31, 2006 and 2005, respectively.

The table below reflects pro forma net income and diluted net income per share for the three months ended March 31, 2005:

Three Months Ended March 31,
2005
Pro forma (1)
Net income (loss) before the effect of stock-based compensation expense	$(9,458)
Add: Stock-based compensation expense related to stock options included in reported income, net of tax	113
Deduct: Stock-based compensation determined under fair value based method	(3,039)
Net income (loss) including the effect of stock-based compensation expense	$(12,384)

Basic earnings per share	$(0.47)
Diluted earnings per share	$(0.47)

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

1999 Plan—Under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with Witness, as defined. At March 31, 2006, there were 12.9 million shares authorized for issuance, of which 2,411,228 shares remain available for future grant

2003 Plan—Inconnection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant options exercisable to acquire shares of common stock. . At March 31, 2006, there were 1.6 millionshares authorized for issuance, of which 399,613 shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

Director Plan—undertheDirector Plan we may grant continuing non-employee members of the Board of Directors non-qualified options to purchase shares of our common stock pursuant to a formula award. At March 31, 2006, there were 500,000 shares authorized for issuance, of which 388,000 shares remain available for future grant.

Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under our stock option plans are non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date, other than as noted in Note 3, “Restatement of Condensed Consolidated Financial Statements.” Option vesting terms typically range from two to four years. Options granted since July 1, 2004, have five-year terms from the date of grant. Options granted prior to July 1, 2004 have ten-year terms from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control.

8.                                                              Comprehensive Income (Loss)

Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2006
	As Restated (1)	2005

Net income (loss)	$949	$(9,458)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,241	105
Change in unrealized net holding (loss) gain on investments	(83)	1
Total comprehensive income (loss)	$2,107	$(9,352)

	March 31, 2006	December 31, 2005

Cumulative foreign currency translation adjustments	$4,319	$3,078
Unrealized net holding loss on investments	(85)	(2)
Total accumulated other comprehensive income	$4,234	$3,076

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements”.

9.                                                              Line of Credit

In March 2006, we extended the maturity date on our $15.0 million line of credit to March 2007. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 7.75% on March 31, 2006, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of March 31, 2006, we were in compliance with our bank covenants.

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

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	March 31,
	2006 (As restated)	December 31, 2005

United States	$68,722	$71,430
United Kingdom	9,619	10,824
Rest of world	2,205	2,250
Total	$80,546	$84,504

11.                                                       Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for us as of January 1, 2007. We are currently assessing the impact of the Interpretation on our results of operations and financial position.

In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”. This EITF requires disclosure of the accounting policy of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenue and costs) or net (excluded from revenue) basis. This EITF is effective for us as of January 1, 2007. We are currently assessing the impact of the EITF on our results of operations and financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which becomes effective beginning on January 1, 2007. SAB 108 requires a utilization of a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement assessment and a balance sheet assessment. If a misstatement is material to the current year financial statements under either assessment, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. We are currently evaluating the impact of adopting SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective beginning on January 1, 2008. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. We are currently assessing the impact of the SFAS No. 157 on our results of operations and financial position.

12.                  Subsequent Events

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

Legal Proceedings

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

In addition, a class action securities lawsuit has been filed by an individual  on August 14, 2006 claiming to be a stockholder of the Company naming the Company and certain of its directors and officers as defendants in connection with certain stock option grants made by the Company.  Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.).  The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court.  Neither a lead plaintiff nor lead counsel has been appointed, nor has any response to the complaint yet been required. The Company and the other defendants will respond to the complaint when appropriate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Risk Factors” beginning on page 30. The following will be discussed and analyzed:

•                  Overview

•                  Stock Option Practices and Restatement of Condensed Consolidated Financial Statements

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

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $36 million in cash which was funded from our existing cash and investments and issued 1.9 million shares of Witness’ common stock valued at $33.5 million (measured based on the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Pursuant to the Merger Agreement, cash of $4 million and 210,000 shares of common stock valued at approximately $3.7 million on the date of acquisition were placed into escrow and was released to Witness during the month of March, 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims from the settlement of IEX litigation. On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between them. As part of the final settlement, Witness made payment of $8.25 million to Tekelec, IEX’s parent company, in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012.

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

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of SFAS 123(R) as of January 1, 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $3.1 million, which consisted of stock-based compensation expense related to employee stock options granted during the last four years (vesting period).

The table below reflects pro forma net income and diluted net income per share for the three months ended March 31, 2005:

Three Months Ended March 31,
2005
Pro forma (1)
Net income (loss) before the effect of stock-based compensation expense	$(9,458)
Add: Stock-based compensation expense related to stock options included in reported income, net of tax	113
Deduct: Stock-based compensation determined under fair value based method	(3,039)
Net income (loss) including the effect of stock-based compensation expense	$(12,384)

Basic earnings per share	$(0.47)
Diluted earnings per share	$(0.47)

(1) Net loss, stock-based compensation expense, basic and diluted earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. During the three months ended March 31, 2006, approximately 46% of our revenue was derived from operations outside the United States. During three months ended March 31, 2005 and 2004, 44% and 43%, respectively, of our revenue was derived from customers outside the United States. We had668full-time employees, excluding approximately 164contractors located in the Asia-Pacific region, at March 31, 2006, compared to 595 employees, excluding approximately 159 contractors, at March 31, 2005. As of March 31, 2006, 229 of the 668 full-time employees were located outside the United States compared to 195 employees, excluding contractors, at March 31, 2005.

Stock Option Practices and Restatement of Condensed Consolidated Financial Statements

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

As a result of the findings described above, our restated Consolidated Financial Statements as of December 31, 2005 reflected a cumulative decrease in net income of approximately $9.5 million for the years 2000 to 2005 due to non-cash adjustments to stock-based compensation expense. The stock-based compensation expense is primarily based on APB No. 25 which are intrinsic value based charges that are amortized over the vesting terms of the stock options. In connection with the restatement, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of purchase accounting relating to acquisition of Blue Pumpkin, income taxes and miscellaneous other items. The cumulative effect of the restatement adjustments on our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively. Although there were no option measurement dating issues, our 2006 Condensed Consolidated Financial Statements are impacted by option grants in prior years where the measurement dates have been adjusted. The additional stock-based compensation adjustment reduced our net income for the three months period ended March 31, 2006 by $71,000.

In October, 2006, we received a notice of informal nonpublic inquiry from the Securities and Exchange Commission requesting certain documents and information relating to the Company’s stock option grant practices from February 2000 to the present. We are cooperating fully with all matters related to this request.

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

Also under FAS 123(R), future excess tax deductions will result in an increase to Additional-Paid-in-Capital. Under this new standard, the Company will continue to follow the with-and-without approach and consider the impact of excess stock option deductions last when computing its income tax provision. We have utilized $2.5 million of income tax benefits originating from stock option deductions that have not been recorded in accordance with FAS 123(R).

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

In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). This statement requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $3.1 million which consisted of stock-based compensation expense related to employee stock options granted during the last four years (vesting period). Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Other than noted in Note 3, “Restatement of Condensed Consolidated Financial Statements”, we have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

See Note 7 to the Condensed Consolidated Financials Statement included elsewhere in this report for discussion on stock- based compensation.

Results of Operations

The table below shows operating data as a percentage of total revenue for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006
	As Restated (1)	2005
Revenue:
Product	39%	40%
Services	61	60
Total revenue	100	100
Cost of revenue:
Product	9	11
Services	23	23
Total cost of revenue	32	34
Gross profit	68	66
Operating expenses:
Selling, general and administrative	49	48
Research and development	15	15
Merger-related and integration costs	4	4
Acquired in-process research and development	—	22
Operating income (loss)	0	(23)
Interest and other income, net	2	0
Income (loss) before provision for income taxes	2	(23)
Provision for income taxes	0	0
Net income (loss)	2%	(23)%

(1) See Note 3, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 23% to $11.8 million in the first quarter of 2006 compared to the same period in 2005, due primarily to an increase in the number of employees engaged in customer support services. Cost of services revenue as a percentage of services revenue decreased to 37% of total services revenue in the first quarter of 2006 from 38% in the same period in 2005 due to productivity improvements in the professional services group. We anticipate that our services margins will remain relatively consistent throughout 2006. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. SG&A expense increased 26% to $25.2 million in the first quarter of 2006 compared to the same period in 2005 due primarily to $2.5 million in stock compensation expense and $2.3 million in legal, professional and personnel costs. Certain increases in SG&A costs, especially personnel, during 2006 were affected by the Blue Pumpkin and Optimis acquisitions during 2005. We expect SG&A expense to increase quarterly in 2006 in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth.

Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over the asset’s estimated useful life to cost of product revenue.  Software development capitalization increased to $1.2 million as of March 31, 2006 from $0.9 million as of March 31, 2005. Cost of product revenue during the three months ended March 31, 2006 and 2005 includes amortization of capitalized software development costs of $0.9 million and $0.1 million, respectively. R&D expenses increased 29% to $8.0 million in the first quarter of 2006 compared to the same period in 2005, primarily due to the increased number of employees engaged in research and development activities. We expect total R&D expense to increase quarterly in absolute dollars but decrease as a percentage of total revenue during 2006.

Merger-related and Integration Costs. During the first quarter of 2006, we incurred merger-related and integration costs in the amount of $2.1 million pertaining to the acquisition of Blue Pumpkin. These expenses were primarily incurred for legal, professional fees and a discount on shares sold to the Blue Pumpkin Shareholders. During the first quarter of 2005 we incurred $1.7 million in merger-related and integration costs due to the January 2005 acquisition of Blue Pumpkin.

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

Provision for Income Taxes

We recorded a provision for income tax of $0.2 million and $33 thousand, respectively, in the first quarter of 2006 and 2005. As of December 31, 2005, we had net operating loss carryforwards aggregating $82.2 million for U.S. tax purposes and $37.8. million for foreign tax purposes. We expect that the provision for income taxes in 2006 will benefit from the utilization of these net operating loss carryforwards. However, the utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for deferred income tax assets and goodwill or intangible assets, and the recognition of deferred income tax expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the material weaknesses discussed below.

(1)           Our policies and procedures over account reconciliations and management’s review of estimates and account balances were not designed to a sufficient level of precision to prevent or detect misstatements that could have a material effect on the Consolidated Financial Statements. As a result, there were errors to the Consolidated Financial Statements that were not identified or recorded by management. This deficiency resulted in more than a remote likelihood that a material misstatement to the Consolidated Financial Statements would not be prevented or detected.

(2)           Since the Company’s original 2005 Form 10-K was filed on March 17, 2006, an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2005 has been identified.  At December 31, 2005, the Company did not have effective policies and procedures to determine the cost of an acquired enterprise in a business combination in accordance with U.S. generally accepted accounting principles.  Specifically, the Company’s polices and procedures did not provide for appropriate consideration of funds held in escrow for pre-acquisition contingencies.  This material weakness resulted in errors in restricted cash, accrued liabilities, and stockholders’ equity as of December 31, 2005.

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

Since this is the first quarter of remediation, it is too early to conclude that the material weaknesses have been remediated. Management believes the above new policies and procedures, when fully implemented, will be effective in remediating these material weaknesses.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Restatement of Condensed Consolidated Financial Statements, Special Committee and Company Findings

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

As described in Note 3, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements, our Condensed Consolidated Financial Statements has been restated to correct errors in the recognition of stock-based compensation expense for previously granted stock options. Although there were no option measurement dating issues, our 2006 Condensed Consolidated Financial Statements are impacted by option grants in prior years where the measurement dates have been adjusted.

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

We believe that our current practices for granting stock options and determining measurement dates are appropriate and that adequate controls are in place. Most of the $9.5 million additional stock-based compensation reflected in our restated Consolidated Financial Statements resulted from the use of inaccurate measurement dates during 2000 and 2001.  Since 2001, the Company has implemented improvements in its processes, personnel and practices to enhance its internal controls over the issuance of stock option grants.  Examples of these improvements include:

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

SEC Inquiry and Litigation Relating to Stock Options.

Although a Special Committee of our independent directors has completed its review of our stock option grants and practices in the period between February 10, 2000 and August 31, 2002 and management has completed its review of our option grants after that period, an informal inquiry by the SEC relating to our stock option granting practices remains pending, as does derivative and class action litigation against the company and certain of its directors and officers. Although we believe that we have made appropriate corrections to the financial statements set forth in this report for matters relating to stock options, we cannot rule out the possibility that these proceedings may require further adjustments to the financial results and other disclosures set forth in this report. In addition, these proceedings are likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions.

If we do not maintain compliance with the listing requirements of the Nasdaq Stock Market, our common stock could be delisted,

which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the Special Committee’s review and the restatement of our Consolidated Financial Statements, we did not timely file certain of our periodic reports with the SEC.  As a result, we were not in compliance with the listing requirements under the Nasdaq  Rules. Following a review and hearing process with the Nasdaq, the Nasdaq has permitted our securities to remain listed. However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the Nasdaq, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets”. The trading of our common stock through the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock through the Pink Sheets could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all. Securities that trade through the Pink Sheets are no longer eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the Nasdaq and transferred to the Pink Sheets, there could also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our Company.

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

Throughout much of our history, we have experienced losses. As a result of our prior operating losses, we had an accumulated deficit of $51.9 million as of March 31, 2006. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

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

If our advanced compliance recording applications fail to record high volume, full-time performance of our customers’ interactions, we may be subject to liability and our reputation may be harmed.

Many of our customers use our advanced compliance recording applications to record and store interactions with customers to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record high volume, full-time performance of our customers’ interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives, directors and attorneys. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources. We have reported material weaknesses in internal control over financial reporting which we found in connection with our evaluation of controls and procedures as of December 31, 2005. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Failure to maintain effective internal controls over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

Dated: February 7, 2007	WITNESS SYSTEMS, INC.

	BY:	/s/ Nicholas Discombe
NICHOLAS DISCOMBE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

	BY:	/s/ William F. Evans
WILLIAM F. EVANS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)