Form 10-Q
period 2006-06-30
WITNESS SYSTEMS INC
filed 2007-02-08
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 31, 2007, 34,149,619 shares of the registrant’s common stock were outstanding.

WITNESS SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,261	$111,751
Investments, at fair market value	70,054	14,886
Restricted cash held in escrow	—	4,000
Accounts receivable, net of allowance of $3,111 at June 30, 2006 and $3,283 at December 31, 2005	46,944	40,218
Prepaid and other current assets	7,127	5,462
Total current assets	217,386	176,317
Intangible assets, net of accumulated amortization of $34,592 at June 30, 2006 and $26,874 at December 31, 2005.	29,994	36,389
Goodwill	40,137	40,319
Property and equipment, net of accumulated depreciation of $16,273 at June 30, 2006 and $13,715 at December 31, 2005	9,459	7,796
Other assets	4,505	3,573
	$301,481	$264,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,967	$3,795
Accrued expenses	20,625	29,651
Deferred revenue	35,901	23,756
Total current liabilities	65,493	57,202
Other long-term liabilities	5,297	4,165
Deferred income tax liabilities	620	743
Total liabilities	71,410	62,110
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 33,955,685 and 32,822,193 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	340	326
Additional paid-in capital	272,013	251,712
Accumulated deficit	(47,454)	(52,830)
Accumulated other comprehensive income	5,172	3,076
Total stockholders’ equity	230,071	202,284
	$301,481	$264,394

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Product	$22,063	$18,918	$41,902	$35,286
Services	32,765	27,253	64,392	52,044
Total revenue	54,828	46,171	106,294	87,330
Cost of revenue:
Product	5,209	4,928	9,787	9,260
Services	12,799	10,793	24,554	20,329
Total cost of revenue	18,008	15,721	34,341	29,589
Gross profit	36,820	30,450	71,953	57,741
Operating expenses:
Selling, general and administrative	25,874	21,577	51,082	41,575
Research and development	8,080	6,894	16,058	13,092
Merger-related and integration costs	131	925	2,222	2,584
Acquired in-process research and development	—	—	—	9,000
Operating income (loss)	2,735	1,053	2,591	(8,510)
Interest and other income, net	1,472	56	2,743	194
Income (loss) before provision for income taxes	4,207	1,109	5,334	(8,316)
Provision for income taxes (benefit)	(218)	617	(42)	650
Net income (loss)	$4,425	$492	$5,376	$(8,966)

Net income (loss) per share:
Basic	$0.13	$0.02	$0.16	$(0.34)
Diluted	$0.12	$0.02	$0.15	$(0.34)
Weighted-average common shares outstanding:
Basic	33,652	26,868	33,262	26,483
Diluted	36,776	29,513	36,712	26,483

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$5,375	$(8,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development	—	9,000
Amortization of intangible assets	7,108	7,239
Stock-based compensation expense	6,504	212
Depreciation and amortization of property and equipment	2,522	1,895
Provision for accounts receivable	1,269	1,977
Deferred income taxes	(862)	—
Other non-cash items, net	1,039	130
Excess tax benefits from stock-based compensation	(180)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,381)	(8,988)
Prepaid and other assets	(3,085)	294
Accounts payable	5,118	(641)
Accrued expenses	1,592	(4,637)
Deferred revenue	11,821	515
Net cash provided by (used in) operating activities	30,840	(1,970)
Cash flows from investing activities:
Capital expenditures	(4,244)	(2,608)
Purchases of investments	(78,384)	—
Proceeds from sales of investments	23,659	32,968
Acquisition of Blue Pumpkin Software, Inc., net of cash acquired of $3,900	(8,921)	(37,241)
Acquisition of Optimis, net of cash acquired of $1,300	—	(4,341)
Increase in restricted cash	4,000	(4,000)
Purchase of other business assets	(673)	—
Net cash used in investing activities	(64,563)	(15,222)
Cash flows from financing activities:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	10,546	4,974
Proceeds from sale of common stock, net	3,723	—
Excess tax benefits from stock-based compensation	180	—
Other	(106)	(128)
Net cash provided by financing activities	14,343	4,846
Effect of exchange rate changes on cash	890	(313)
Net decrease in cash and cash equivalents	(18,490)	(12,659)
Cash and cash equivalents at beginning of period	111,751	42,641
Cash and cash equivalents at end of period	$93,261	$29,982
Supplemental cash flow information:
Cash paid for interest	$5	$13
Cash paid for income taxes	$302	$358

See accompanying notes to condensed consolidated financial statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

1.                     Basis of Presentation

Business - Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services enabling companies to improve workforce performance and capture customer intelligence in their customer service operations. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function and gain valuable insight from customer interactions that can be used throughout the enterprise. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or CSRs, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume, full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

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

2.                     Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force “EITF” No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered. Consequently, product revenue for the software and hardware is recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred.

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

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant dates was lower than the fair market value on the redetermined measurement dates, in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, we concluded that we should have recorded stock-based compensation expense which was not previously accounted for in our previously issued financial statements.

As a result of the findings described above, our restated Consolidated Financial Statements as of December 31, 2005 reflected a cumulative decrease in net income of approximately $9.5 million for the years 2000 to 2005 due to non-cash adjustments to stock-based compensation expense. The stock-based compensation expense is primarily based on APB No. 25 which are intrinsic value based charges that are amortized over the vesting terms of the stock options. In connection with the restatement, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of purchase accounting, income taxes and miscellaneous other items. The cumulative effect of the restatement adjustments on our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively. Although there were no option measurement dating issues, our 2006 Condensed Consolidated Financial Statements are impacted by option grants in prior years where the measurement dates have been adjusted.

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

Common Stock- Listing on the NASDAQ Stock Market

Our common stock trades on the Nasdaq Stock Market under the symbol “WITS”.  We delayed the filing of our quarterly reports on Form 10-Q for the quarters ended June 30,2006 and September 30, 2006 until after the Special Committee completed its review of our past stock option practices and grants. As a result, we have not been in compliance with the NASDAQ filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14).  We have received a letter from Nasdaq Listing Qualification Panel advising us that we have received an extension of time through February 7, 2007 to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006.  The Panel advised us that if we are unable to meet the extension deadline, the Panel will issue a final determination to delist our shares and there can be no assurance that Nasdaq Listing and Hearing Review Council will grant an additional extension of time to meet such requirements or that our common stock will remain listed on the Nasdaq Stock Market.

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
$74,900

Under the purchase method of accounting, the total purchase price was allocated to Blue Pumpkin’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation was as follows (in thousands):

Cash and investments	$3,900
Other current assets	5,900
Property and equipment, net	700
Acquired technology	21,000
Customer relationships	17,000
Goodwill	35,200
In-process research and development	9,000
Other long term assets	100
Total assets acquired	92,800
Current liabilities	(3,600)
Litigation accrual	(11,200)
Deferred revenue	(1,700)
Restructuring accruals	(1,400)
Total liabilities assumed	(17,900)
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

Goodwill of $35.3 million was recorded and represented the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

Supplemental unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2005 is as follows (in thousands, except per share amounts):

Six months Ended June 30, 2005
Total revenues	$88,405
Net loss	$(2,340)
Net loss per share - basic	$(0.09)
Net loss per share - diluted	$(0.09)
Weighted average shares - basic	26,634
Weighted average shares - diluted	26,634

5.                     Optimis Acquisition

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration, which was financed from our existing cash and investments. Ten percent of the aggregate merger consideration was held in escrow and was released in August 2006.

We commenced the consolidation of Optimis on May 24, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The following summarizes the total purchase price for Optimis (in thousands):

Cash and other consideration	$5,000
Direct acquisition costs	700
$5,700

Under the purchase method of accounting, the total purchase price is allocated to Optimis’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation was as follows (in thousands):

Cash and investments	$1,300
Other current assets	1,500
Customer relationships	2,500
Goodwill	5,800
Other long term assets	100
Total assets acquired	11,200
Current liabilities	(3,100)
Deferred revenue	(1,400)
Restructuring accruals	(1,000)
Total liabilities assumed	(5,500)
$5,700

The fair values of identifiable intangible assets were determined using both an income and a cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the asset.

6.                     Acquisition-Related Restructuring Accruals and Merger-Related and Integration Costs

As a result of our Eyretel acquisition in 2003, we recorded an acquisition-related restructuring accrual related to the closing of certain Eyretel facilities and the accrual of expense relating to abandoned leased premises. All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included in the assets acquired and liabilities assumed in the purchase of Eyretel. The following table summarizes the restructuring accrual (in thousands):

Facilities
Accrual at December 31, 2005	$2,073
Amounts credited to rent expenses	(251)
Foreign exchange translation	76
Accrual at June 30, 2006	1,898
Less: Long-term portion	(1,462)
Current portion at June 30, 2006	$436

The following table summarizes all merger-related and integration costs that were charged to expense during the three and six-months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June		Six months ended June
	2006	2005	2006	2005
Blue Pumpkin and Optimis:
Merger-related and integration costs	131	925	2,222	2,485
Eyretel:
Bonus expense	—	—	—	155
Merger-related and integration costs	—	—	—	(56)
	$131	$925	$2,222	$2,584

During the first half of 2006, we incurred merger-related and integration costs in the amount of $2.2 million pertaining to the acquisition of Blue Pumpkin and Optimis. These expenses were primarily associated with legal, professional fees and a discount on shares sold to the Blue Pumpkin shareholders.

During the first half of 2005, we incurred merger-related and integration costs of $2.6 million pertaining to the acquisitions of Blue Pumpkin and Optimis that closed in 2005 and the Eyretel acquisition in 2003. The $2.6 million included $2.5 million of integration expenses comprised primarily of costs of transitional Blue Pumpkin and Optimis employees and other contractors, travel costs and advertising costs.

7.                     Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income (loss)	$4,425	$492	$5,376	$(8,966)
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	33,652	26,868	33,262	26,483
Dilutive effect of stock options computed using the treasury stock method	3,124	2,808	3,450	—
Diluted common shares and share equivalents outstanding	36,776	29,513	36,712	26,483
Net income (loss) per share:
Basic	$0.13	$0.02	$0.16	$(0.34)
Diluted	$0.12	$0.02	$0.15	$(0.34)

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the six month period ended June 30, 2005 because we reported a loss in this period and all such securities are anti-dilutive.  The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the six month period ended June 30, 2005 was 2,730,424 calculated using the treasury stock method.  For the three and six months ended June 30, 2006, stock options of 1,593,612 and 1,338,458, respectively, were excluded from the computation of diluted earnings per share compared to 398,948  and 41,283, respectively for the same year ago periods because their inclusion would be anti-dilutive.

8.                     Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective application transition method. The cumulative effect of the adoption of SFAS No. 123(R) was not material. SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Other than as noted in Note 3, “Restatement of Condensed Consolidated Financial Statements,” we have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Our net income for the three and six months ended June 30, 2006 includes $3.3 million and $6.5 million, respectively, of stock-option compensation expense and $0.1 million and $0.2 million, respectively, of related income tax benefits recorded to additional paid-in-capital.

Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $10.2 million and $4.5 million, respectively. The income tax benefits from stock option exercises totaled $0.2 million, for the six months ended June 30, 2006 and 2005, respectively.

A summary of all stock option plans activity for the three and six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a) 000’s
Outstanding as of December 31, 2005	8,570,696	$10.98
Granted	1,182,800	20.55
Exercised	(563,174)	8.99
Forfeited	(69,384)	14.98
Outstanding as of March 31, 2006	9,120,938	12.31
Granted	234,525	22.20
Exercised	(583,426)	8.83
Forfeited	(135,197)	14.40
Expired	(10,382)	7.22
Outstanding as of June 30, 2006	8,626,458	12.79	4.9 years	$64,735

Vested + Expected to vest as of June 30, 2006 (b)	7,639,596	12.26	5.0 years	61,239

Exercisable as of June 30, 2006	3,402,904	$9.00	5.3 years	$38,061

(a) The aggregate intrinsic values were computed by applying the following formula = (fair market value of an option as of end of the quarter - the exercise price at which the option was granted) x the number of  common stock options.

(b) The number of shares vested and expected to vest as of June 30, 2006 is computed by applying the following formula

= Number of shares vested as of June 30, 2006+ {shares not vested as of June 30, 2006*[100%-forfeiture rate]}

As of June 30, 2006, there was $14.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under all stock option plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.42 - $6.56	2,185,243	5.8 years	$4.26	1,272,739	$3.74
$7.13 - $13.93	2,217,681	5.5 years	10.18	1,438,409	10.01
$14.07 - $18.89	2,548,934	3.8 years	17.17	679,856	16.43
$19.00 - $34.00	1,674,600	4.6 years	20.69	11,900	24.18
	8,626,458	4.9 years	$12.79	3,402,904	$9.00

During the three and six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised is as follows (in thousands):

	Three months ended June		Six months ended June
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$8,243	$3,154	$16,568	$7,627

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $8.82 per share and $7.64 per share, respectively.  The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $8.18 per share and $7.63 per share, respectively.  The weighted-average grant date fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June		Six months ended June
	2006	2005	2006	2005
Expected term of option (1)	3.3 years	3.5 years	3.3 years	3.5 years
Volatility (2)	52%	60%	54%	60%
Forfeiture (3)	16.2%	0%	16.2%	0%
Risk-free interest rate (4)	4.9%	3.6%	4.5%	3.6%
Expected dividend yield	0%	0%	0%	0%

(1) The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The following factors were considered in estimating the expected term using the Black-Scholes model:

•                  The vesting period of the awards

•                  Employees’ past exercise and post-vesting employment departure behavior

•                  Expected volatility of the price of the underlying share

(2) We used a 3.3 year historical stock-price volatility as the expected volatility assumption which aligns with the expected term of the options granted during the three and six months ended June 30, 2006. We believe that historical volatility reflects our current assessment of implied volatility. Prior to 2006, we used historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma disclosure.

(3) The forfeiture rates are computed taking into consideration historical forfeiture rates. SFAS123(R) requires forfeitures be estimated at the time of option grants and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), our pro forma disclosures accounted for actual forfeitures as they occurred.

(4)  The risk-free interest rate assumptions are based on the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option.

The table below reflects pro forma net income and basic and diluted net income per share for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2 005
	Pro forma (1)	Pro forma (1)

Net income (loss) before the effect of stock-based compensation expense	$492	$(8,966)
Stock-based employee compensation expense related to employee stock options	(3,397)	(6,323)
Net loss including the effect of stock-based compensation expense	$(2,905)	$(15,289)

Net loss per share:
Pro forma basic	$(0.11)	$(0.57)
Pro forma diluted	$(0.11)	$(0.57)

	Actual	Actual
Reported net income (loss) per share:
Reported basic	$0.02	$(0.34)
Reported diluted	$0.02	$(0.34)

(1) Net income (loss), stock-based compensation expense and basic and diluted earnings per share in 2005  represent pro forma information based on SFAS No.123.

Stock Incentive Plans—We have three stock incentive plans: (i) the 1999 Stock Incentive Plan (the “1999 Plan”); (ii) the 2003 Broad Based Option Plan (the “2003 Plan”); and (iii) the 2003 Non-employee Director Stock Option Global Plan (the “Director Plan”).

1999 Plan—Under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with Witness, as defined. As of June 30, 2006, there were 12.9 million shares authorized for issuance, of which 2.3 million shares remain available for future grant

2003 Plan—Inconnection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant options exercisable to acquire shares of common stock. As of June 30, 2006, there were 1.6 millionshares authorized for issuance, of which 0.4 million shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

Director Plan—undertheDirector Plan, we may grant continuing non-employee members of the Board of Directors non-qualified options to purchase shares of our common stock pursuant to a formula award. As of June 30, 2006, there were 0.5 million shares authorized for issuance, of which 0.4 million shares remain available for future grant.

Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under our stock option plans are non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date, other than as noted in Note 3, “Restatement of Condensed Consolidated Financial Statments.” Option vesting terms typically range from two to four years. Options granted since July 1, 2004, have five-year terms from the date of grant. Options granted prior to July 1, 2004 have ten-year terms from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control. Our policy is to issue new shares upon share option exercise.

9.                     Comprehensive Income (Loss)

Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income (loss)	$4,425	$492	$5,375	$(8,966)
Other comprehensive income (loss):
Foreign currency translation adjustments	977	(403)	2,218	(298)
Change in net unrealized holding (loss) gain on investments	(38)	14	(121)	15
Total comprehensive income (loss)	$5,364	$103	$7,472	$(9,249)

	June 30, 2006	December 31, 2005

Cumulative foreign currency translation adjustments	$5,295	$3,078
Unrealized net holding loss on investments	(123)	(2)
Total accumulated other comprehensive income	$5,172	$3,076

10.                  Line of Credit

In March 2006, we extended the maturity date on our $15.0 million line of credit to March 2007. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25 % on June 30, 2006, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of June 30, 2006, we were in compliance with our bank covenants.

As of June 30, 2006, we had no amounts outstanding under the line of credit and the amount available for borrowing was $13.2 million, which was net of outstanding letters of credit of $1.8 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter of credit securing our lease obligations for our premises in the United Kingdom.

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

World-wide revenue based on customer location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

United States	$28,399	$23,360	$56,068	$46,398
United Kingdom	16,193	13,879	29,490	23,670
Rest of World	10,236	8,932	20,736	17,262
	$54,828	$46,171	$106,294	$87,330

The rest of world revenue was derived primarily from customers located in Australia, Canada, India, Japan and the Netherlands. No individual customer accounted for more than 10% of consolidated revenue during the three and six months ended June 30, 2006 or 2005.

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	June 30, 2006	December 31, 2005

United States	$67,743	$71,430
United Kingdom	9,840	10,824
Rest of world	2,007	2,250
Total	$79,590	$84,504

12.                  Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for our fiscal year 2007. We are currently assessing the impact of the Interpretation on our results of operations and financial position.

In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”. This EITF requires disclosure of the accounting policy of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenue and costs) or net (excluded from revenue) basis. This EITF is effective for our fiscal year 2007. We are currently assessing the impact of the EITF on our results of operations and financial position.

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

13.                  Subsequent Events

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

Acquisition of Demos Consulting Group Ltd.

Also on October 2, 2006, we acquired Demos Consulting Group Ltd. also known as Demos Solutions (“Demos”), a leading productivity solution provider for the financial services industry.  The acquisition was structured as a merger of Demos with a newly-formed, wholly-owned subsidiary of Witness (Witness Enterprise Solutions).  The total consideration paid for Demos was approximately $6 million plus the potential for an earn-out of up to $18 million based on the growth of the business over the next several years.  Ten percent (10%) of the initial consideration plus ten percent (10%) of any earn-out earned will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date.  The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties and covenants. Although there were no option measurement dating issues, our 2006 Condensed Consolidated Financial Statements are impacted by option grants in prior years where the measurement dates have been adjusted.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Risk Factors” beginning on page 28. The following will be discussed and analyzed:

•                  Overview

•                  Stock Option Practices and Restatement of Condensed Consolidated Financial Statement

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

Our Impact 360 solution is an integrated offering of software products that provide comprehensive workforce optimization functionality, including quality monitoring and high-volume compliance recording, workforce management, performance management and electronic learning, or e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives,(“CSR”s), wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume, full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. We also derive a relatively small portion of product revenue by selling hardware to customers. The majority of our product revenue is derived from quality monitoring (“QM”) and workforce management (“WFM”) software. We sell our products through our direct sales force and through our indirect sales channels. Our indirect sales channels consist of distributors, resellers, systems integrators and Original Equipment Manufacturers (“OEM”). Distributors and resellers purchase product from us at a discount and then resell our products to end-users (or, in the case of distributors, to other resellers) and referral partners are paid a fee for referring sales leads to us or for assisting us in a sales order. Systems integrators are information technology consulting service companies who recommend our products during client engagements. Through OEM agreements, we co-develop products, which are sold by the OEM as part of their portfolio of products.

We intend to continue to expand our sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market. During the three and six months ended June 30,  2006, approximately 52% and 39%, respectively, of our license revenue was derived from the indirect sales channel compared to 37% and 39% , respectively, in 2005.

We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as pre-packaged solutions, which add capabilities such as performance analysis and e-learning management to our core quality monitoring and workforce management solutions. We also believe the market shift from traditional hardware based recording to VoIP represents a significant growth opportunity, and our software solutions support both of these recording environments. In addition, we believe our product offerings can be marketed toward branch-office and back-office initiatives for business process monitoring, which represents a new market for us. Factors that may impact our ability to grow our product revenue, however, include our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to manage and expand our global sales channels.

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

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration that was financed from our existing cash and investments. Ten percent of the aggregate acquisition consideration was held in escrow and was released in August 2006.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of SFAS 123(R) as of January 1, 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $3.3 million and $6.5 million, respectively. Although there were no option measurement dating issues, our 2006 Condensed Consolidated Financial Statements are impacted by option grants in prior years where the measurement dates have been adjusted.

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. During the three and six months ended June 30, 2006, approximately 48% and 47%, respectively, of our revenue was derived from operations outside the United States. During three and six months ended June 30, 2005, 49% and 47%, respectively, of our revenue was derived from customers outside the United States.  As of June 30, 2006, we had 746 full-time employees, excluding approximately 90 contractors located in the Asia-Pacific region, compared to 604 employees as of June 30, 2005.  As of June 30, 2006, 301 of the 746 full-time employees were located outside the United States.

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

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant dates was lower than the fair market value on the redetermined measurement dates, in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, we concluded that we should have recorded material stock-based compensation expense which was not previously accounted for in our previously issued financial statements.

As a result of the findings described above, our restated Consolidated Financial Statements as of December 31, 2005 reflected a cumulative decrease in net income of approximately $9.5 million for the years 2000 to 2005 due to non-cash adjustments to stock-based compensation expense. The stock-based compensation expense is primarily based on APB No. 25 which are intrinsic value based charges that are amortized over the vesting terms of the stock options. In connection with the restatement, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of purchase accounting, income taxes and miscellaneous other items. The cumulative effect of the restatement adjustments on our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively.

We delayed the filing of our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 until after the Special Committee completed its review of our past stock option practices and grants. As a result, we have not been in compliance with the Nasdaq filing requirements for continued listing as set forth in Marketplace Rule 4310(c) (14). We have received a letter from Nasdaq Listing Qualification Panel advising us that we have received an extension of time through February 7, 2007 to file our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006.  The Panel advised us that if we are unable to meet the extension deadline, the Panel will issue a final determination to delist our shares and there can be no assurance that Nasdaq Listing and Hearing Review Council will grant an additional extension of time to meet such requirements or that our common stock will remain listed on the Nasdaq Stock Market.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, accounting policies and judgments including those related to revenue recognition, the collectibility of receivables, accounting for acquisitions, impairment of long-lived assets, income taxes and stock-based compensation to ensure that our financial statements are presented fairly and in accordance with U.S Generally Accepted Accounting Principles (“GAAP”). We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions and such differences could be material. Management believes that the following accounting policies and estimates are critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

If we were to recognize the tax benefit associated with our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that would be significantly higher than in past periods. Furthermore, the utilization of deferred tax assets, primarily net operating loss carryforwards arising from acquisitions, results in a reduction in goodwill and the recognition of tax expense associated with the purchased deferred tax assets.

The utilization of net operating loss carryforwards generated by the tax deduction for stock option exercises results in an increase to additional-paid-in-capital and the recognition of tax expense. Under FAS 123(R), future excess tax deductions will result in an increase to additional-paid-in-capital. Under FAS 123(R), the Company will continue to follow the with-and-without approach and consider the impact of excess stock option deductions last when computing its income tax provision. We have utilized $4.7 million of income tax benefits originating from stock option deductions that have not been recorded in accordance with FAS 123(R).

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

Stock-Based Compensation.   On January 1, 2006, we adopted SFAS No.123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using Black-Scholes option-pricing model. The fair value of share-based awards is affected by stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. SFAS 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. We adopted SFAS 123(R) using the modified prospective transition method.  Our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R).

In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). This statement requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $3.3 million and $6.5 million, respectively. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Other than as noted in Note 3, “Restatement of Condensed Consolidated Financial Statements.” we have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  See Note 8 to the Condensed Consolidated Financials Statement included elsewhere in this report for additional information on stock-based compensation expense.

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

Results of Operations

The following table sets forth the results of operations for the three and six months ended June 30, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Product	40%	41%	39%	40%
Services	60%	59%	61%	60%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	10%	11%	9%	11%
Services	23%	23%	23%	23%
Total cost of revenue	33%	34%	32%	34%
Gross profit	67%	66%	68%	66%
Operating expenses:
Selling, general and administrative	46%	47%	48%	48%
Research and development	15%	15%	15%	15%
Merger-related and integration costs	—%	2%	2%	3%
Acquired in-process research and development	—%	—%	—%	10%
Operating income (loss)	6%	2%	3%	(10)%
Interest and other income, net	3%	0%	3%	0%
Income (loss) income before provision for income taxes	9%	2%	6%	(10)%
Provision for income taxes	1%	1%	1%	—%
Net income (loss)	8%	1%	5%	(10)%

Total revenue

Total revenue increased 19% to $54.8 million, in the three months ended June 30, 2006, compared to the same period in 2005.  The increase in total revenue in the period can be attributed to both continued growth of our business and sales and related services derived from our May 2005 acquisition of Optimis, which expanded our workforce optimization solution. Total revenue in the first half of 2006 increased 22% compared to the same period in 2005 due to increases in product and services revenue.  The strengthening of the U.S. dollar against certain foreign currencies reduced revenue by approximately 1% and 2%, respectively, for the three and six months period ended June 30, 2006, compared to the same periods in 2005. Our historical revenue recognition practice with respect to revenue received through the OEM channel has generally been to recognize revenue upon receipt of royalty reports from the OEM partner because until that time, pricing was deemed not to be fixed or determinable.  However, effective April 1, 2006, the Company began recognizing revenue from one OEM partner upon receipt of a valid purchase order because it was determined, based on the Company’s historical experience with this particular partner, that fixed and determinable pricing now exists at the time the order is placed by the partner.  As a result of this change, the Company recognized an additional $1.0 million in license revenue in the second quarter 2006.  The number of installed customer sites grew to 4,453 as of June 30, 2006 from 3,979 sites as of June 30, 2005.

Product revenue

The table below provides a detailed breakdown of the product revenue for the three and six months ended June 30, 2006 and 2005 as follows (in thousands):

	Three months ended June 30,
	2006	2005	Change
Product:
Software	$19,211	$17,035	13%
Hardware	2,852	1,883	51%
	$22,063	$18,918	17%

	Six months ended June 30,
	2006	2005	Change
Product:
Software	$37,475	$32,102	17%
Hardware	4,427	3,184	39%
	$41,902	$35,286	19%

Product revenue includes software revenue and hardware revenue. Software revenue for the three and six months ended June 30, 2006 increased 13% and 17%, respectively, compared to the three and six months ended June 30, 2005.  Our product pricing has remained reasonably consistent over the previous three years. The increase in software revenue growth in 2006 is largely attributed to our expanded product line, particularly Impact 360, as well as additional revenue recognized from the indirect sales channel. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function. We periodically review our revenue recognition policy with regard to our indirect sales channel in order to account for current trends surrounding collectability.

Hardware revenue for the three and six months ended June 30, 2006 increased $1.0 million and $1.2 million, respectively, compared to the three and six months ended June 30, 2005. The increase in hardware revenue in 2006 is attributed to a few large hardware orders in 2006. However, hardware sales are incidental to our business, and we expect hardware revenue to decline in the future.

New customers accounted for 25% and 18%, respectively, of software revenue, during the three months ended June 30, 2006 and 2005.  New customers accounted for 20% and 19%, respectively, of software revenue, during the six months ended June 30, 2006 and 2005. We receive follow-on revenue from our existing customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites.  We expect to continue receiving the majority of our product revenue from existing customers during 2006.

Services revenue

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 20% and 24% in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.   The increases in 2006 were due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream.  The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%.  We believe that maintenance contracts will be renewed at a comparable rate during 2006.  We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, throughout 2006.

Total cost of revenue

Total cost of revenue increased 15% and 16% in the three and six months ended June 30, 2006, respectively, compared to the same year ago periods. Expressed as a percent of revenue, gross profit margins increased slightly to 67% for the three months ended June 30, 2006, compared to 66% for the same year ago period. Expressed as a percent of revenue, gross profit margins increased slightly to 68% for the six months ended June 30, 2006 compared to 66% for the same year ago period. The increases in 2006 resulted primarily from productivity gains achieved in the professional services organization, partially offset by an increase in stock —based compensation expense of  $0.7 million and $0.9 million, respectively, for the three and  six months ended June 30, 2006 compared to the same periods in 2005,   Excluding hardware cost of revenue, stock-based compensation expense and the amortization of intangible assets resulting from acquisitions, gross profit margins have remained fairly stable at 75% and 74% in the first half of 2006 and 2005, respectively.  We expect our gross profit margin, excluding hardware, stock-based compensation expense and amortization of intangible assets, to continue to remain relatively constant throughout 2006.

 Cost of product revenue

The table below provides a detailed breakdown of the cost of product revenue for the three and six months ended June 30, 2006 and 2005 as follows (in thousands):

	Three months ended June 30,
	2006	2005	Change
Product:
Software	$923	$632	46%
Hardware	2,803	1,912	47%
Amortization of intangibles	1,483	2,384	(38)%
	$5,209	$4,928	6%

	Six months ended ended June 30,
	2006	2005	Change
Product:
Software	$1,577	$1,574	0%
Hardware	4,462	3,230	38%
Amortization of intangibles	3,748	4,456	(16)%
	$9,787	$9,260	6%

Cost of product revenue consists of amortization of acquired technology, capitalized software development costs, hardware costs acquired from third parties, royalties due to third parties for software components that are embedded in some of our software applications and packaging costs.  For the three and six months ended June 30, 2006, amortization of intangibles decreased 38% and 16%, respectively,  compared to the same year ago periods. A significant portion of the cost of acquired technology associated with the Eyretel acquisition has been fully amortized as of June 30, 2006.

For the three and six months ended June 30, 2006, cost of hardware revenue increased by $0.9 million and $1.2 million, respectively, compared to the same year ago periods. This increase corresponds to the increase in hardware revenue in 2006.

For the three and six months ended June 30, 2006, cost of software increased 46% and 0%, respectively, compared to the same year ago periods.  The increase was due to higher royalties expense during the three months ended June 30, 2006 compared to the same period of 2005. Royalties expense relate to third parties for software components that are embedded in some of our software applications. Such royalties vary period-over-period in proportion to the sales of certain products.   For the three and six months ended June 30, 2006, expressed as a percentage of software revenue, the cost of software revenue was 5% and 4%, respectively, compared to 4% and 5%, respectively, for the same year ago periods.  As we develop upgrades of our existing products and add new offerings to our product suite, we may embed third-party technology into some of our software, which could increase the cost of software revenue in the future.

Cost of services revenue

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead.  Personnel costs include salaries, bonuses and benefits and allocated overhead.  Cost of services revenue increased 19% and 21% in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increases in 2006 are due primarily to an increase in the number of employees engaged in customer support services and stock-based compensation expenses. Stock-based compensation expense for the three and six months ended June 30, 2006 was $0.7 million and $0.9 million, respectively.

Cost of services revenue, as a percentage of services revenue, was 39% in the second quarter of 2006, compared to 40% in the second quarter of 2005.  Cost of services revenue, as a percentage of services revenue, for the six months ended June 30, 2006 and 2005, was 38% and 39%, respectively. We anticipate that our services margins will remain relatively stable throughout 2006.  We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative.  Selling, general and administrative expense (‘‘SG&A’’) consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. For the three and six months ended June 30, 2006, SG&A expense of $25.9 million and $51.1 million, respectively, increased 20% and 23%, respectively compared to the same year ago periods.  These increases are due primarily to the increase in stock-based compensation expense,legal and professional fees, and personnel costs incurred during the three and six months ended June 30, 2006.  For the three and six months ended June 30, 2006, stock-based compensation expense was $1.9 million and $4.5 million, respectively. Certain increases in SG&A costs, especially personnel, during 2006 resulted from the Blue Pumpkin and Optimis acquisitions during the first half of 2005. We expect SG&A expense to increase in absolute dollars throughout 2006, but decrease as a percentage of total revenue, due to anticipated revenue growth.

Research and Development.  Research and development (‘‘R&D’’) expenses consist primarily of personnel and consulting costs to support product development and allocated overhead.  R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue.  For the three and six months ended  June 30, 2006, total amortization of software development costs amounted to $0.1 million and $0.3 million, respectively compared to $0.1 million and $0.3 million, respectively, for the same  year ago periods. As of June 30, 2006 and 2005, we had $1.2 million and $0.2 million, respectively, in capitalized but unamortized software development costs. R&D expenses increased 17% and 22% in the three and six months ended June 30, 2006, respectively, compared to the same year ago periods due to the increased number of employees engaged in research and development activities. In addition, stock —based compensation expense in the amount of $ 0.6 million and $0.9 million was incurred during the three and six months period ended June 30, 2006.  We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during the remainder of 2006.

Merger-related and Integration Costs. We incurred merger-related and integration costs of $2.2 million in the first half of 2006, pertaining to the acquisitions of Blue Pumpkin and Optimis. These costs primarily related to legal and professional fees. During the first half of 2005, we incurred $2.6 million in merger-related and integration costs, comprised primarily of costs of transitional Blue Pumpkin and Optimis employees and other contractors, travel costs and advertising costs.

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

Interest and Other Income, Net

Interest and other income, net for the three and six months ended June 30, 2006 and 2005, respectively is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income, net	$1,695	$182	$3,103	$473
Foreign currency loss	(223)	(126)	(360)	(279)
	$1,472	$56	$2,743	$194

We expect that interest income will continue to  higher in 2006 than in 2005 due to higher cash and investment balances resulting from our common stock offering in December 2005 and expected increases in cash flows from operations during 2006, and higher interest rates.

Provision for Income Taxes

We recorded a provision for federal alternative minimum tax, deferred taxes and foreign income tax, net of federal tax benefits, for the three and six months ended June 30, 2006 and 2005.  Of the $42,000 and $0.7 million provision, respectively, for the six months ended June 30, 2006 and 2005, $0.2 million and $0.2 million, respectively, related to the utilization of a portion of the of deferred income tax assets, primarily net operating loss carry-forwards, acquired in the 2005 acquisition of Blue Pumpkin.  Because a full valuation allowance was recorded against these assets, the benefit from the utilization of these deferred income tax assets in 2006 and 2005 was credited as a reduction to goodwill.

The provision for income taxes for the six months ended June 30, 2006 and 2005, benefited from the utilization of net operating loss carryforwards from prior years. We had net operating loss carryforwards aggregating $81.3 million for U.S. income tax purposes and 38.1 million for foreign income tax purposes remaining as of December 31, 2005.  We expect that the provision for income taxes in 2006 will continue to benefit from the utilization of these net operating loss carryforwards.  However, the utilization of certain net operating loss carryforwards arising from acquisitions will result in a reduction of the valuation allowance for deferred income tax assets and goodwill or intangible assets and the recognition of deferred income tax expense.

Liquidity and Capital Resources

At June 30, 2006, we had $13.2 million available for borrowing under our line of credit. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% on June 30, 2006, or LIBOR plus 300 basis points, and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of June 30, 2006, we were in compliance with all bank covenants.

We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources. We currently expect to have total capital expenditures of approximately $6.0 million in 2006. We believe that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems.

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

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom that conduct transactions in either the local currency of the location or the U.S. dollar. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Net foreign exchange losses were $0.2 million and $ 0.4 million in the three and six months ended June 30, 2006, respectively, compared to $0.1 million and $0.3 million, respectively, in the same periods in the prior year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended June 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the material weaknesses discussed below.

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

In the first half of 2006, management made significant progress in remediating the material weakness by:

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

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant dates was lower than the fair market value on the redetermined measurement dates, in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, we concluded that we should have recorded material stock-based compensation expense which was not previously accounted for in our previously issued financial statements.

As a result of the findings described above, our restated Consolidated Financial Statements as of December 31, 2005 reflected a cumulative decrease in net income of approximately $9.5 million for the years 2000 to 2005 due to non-cash adjustments to stock-based compensation expense. The stock-based compensation expense is primarily based on APB No. 25 which are intrinsic value based charges that are amortized over the vesting terms of the stock options. In connection with the restatement, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of purchase accounting, income taxes and miscellaneous other items. The cumulative effect of the restatement adjustments on our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively.

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

Following the Special Committee’s findings and recommendations, and in an effort to strengthen our corporate governance mechanisms, the Board voted to separate the positions of Chairman of the Board and CEO and elected Mr. Dan Lautenbach, a member of the Company’s Board since 2002 and a member of the Special Committee, as Chairman of the Board, effective December 6, 2006.  Mr. Lautenbach succeeded Mr. David Gould, who voluntarily agreed to step down as Chairman of the Board of Directors.

In addition, following the Special Committee’s findings and recommendations, Mr. Gould voluntarily agreed to resign from his positions as CEO and as a member of the Company’s Board of Directors effective January 3, 2007.  The Board appointed Mr. Nicholas Discombe, the Company’s former President and Chief Operating Officer, as the Company’s new CEO and as a member of the company’s Board effective January 3, 2007.

In further response to the Special Committee’s recommendations, and in a further effort to strengthen our management and controls and corporate governance mechanisms, we plan in the future to realign certain responsibilities in financial reporting areas. Management believes that the above measures will address the findings by the Special Committee and strengthen the company’s management and controls and corporate governance mechanism.

We believe that our current practices for granting stock options and determining measurement dates are appropriate and that adequate controls are in place.  Most of the material exceptions resulting from the use of inaccurate measurement dates occurred during 2000 and 2001.  Since 2001, the Company has implemented improvements in its processes, personnel and practices to enhance its internal controls over the issuance of stock option grants.  Examples of these improvements include:

i)                 Change in process:  Beginning in 2002, the Company enhanced its internal controls over stock option grant practices and reduced the risk of using inaccurate measurement dates by complying with the new SEC requirement of filing Form 4s within two days of the date of grant.

ii)              Change in personnel:  A number of people with prior public company experience joined the Company after 2001 and became responsible for key elements of the stock option process.  New additions included the Chief Financial Officer, the Chairman of the Compensation Committee of the Board of Directors and the Director of Human Resources.

iii)           Change in practices:  The internal process of documenting, approving, recording and reporting stock options grants have been enhanced and become more formalized, especially since 2004, when the process became subject to internal control assessments pursuant to the Sarbanes Oxley Act.

There were no changes, other than as discussed above, in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, IEX Corporation filed a lawsuit against Blue Pumpkin in the United States District Court for the Eastern District of Texas, Sherman Division (“Texas IEX action”), alleging that Blue Pumpkin infringed IEX Corporation’s (“IEX”) U.S. Patent No. 6,044,355 (“the ‘355 Patent”) by making and selling certain workforce management and call routing software products, including Blue Pumpkin’s Prime Time Skills and Prime Time Enterprise products. IEX’s lawsuit sought actual damages, an award of treble damages pursuant to 35 U.S.C. § 284, and an award of prejudgment interest, costs, and attorney’s fees, and an injunction against Blue Pumpkin’s making or selling the products that IEX claims infringe its ‘355 Patent.

On October 4, 2005, Blue Pumpkin filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against IEX Corporation alleging patent infringement(“Georgia IEX Action”). Specifically, Blue Pumpkin has alleged that IEX products infringe claims of U.S. Patent No. 6,952,732 (“the ‘732 Patent”), entitled “Method and apparatus for multi-contact scheduling.” Blue Pumpkin’s lawsuit sought an injunction and money damages for IEX’s infringement of the ‘732 Patent.

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

On July 20, 2004, STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE Systems, Ltd. (“NICE Ltd.”), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us (“New York Action”). The New York Action asserts that our products, including eQuality ContactStore for IP, infringe United States (“U.S.”). Patent No. 6,122,665 (“the ‘665 patent”) and seeks only injunctive, not monetary, relief. On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District Georgia (“Georgia Action”). We seek a declaration from the court that we have not infringed any valid claim of the ‘665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. On July 7, 2005, the Court also granted STS leave to amend its complaint to add three patents to the dispute, namely: U.S. Patent Nos. 6,865,604; 6,871,229; and 6,880,004 (respectively, “the ‘604 patent,” “the ‘229 patent,” and “the ‘004 patent”; collectively, “the STS patents”), again seeking solely injunctive relief. We answered the first amended complaint and asserted counterclaims on July 29, 2005, collectively, through which we deny infringement of any valid claim of the STS patents and seek a declaration to that effect. The case has been set on a discovery calendar and is at a preliminary stage.

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

On May 10, 2006, NICE Systems, Inc. and NICE Systems Ltd. (collectively “NICE”), filed a patent infringement suit seeking monetary damages and injunctive relief in the U.S. District Court for the District of Delaware against us (“Delaware Action”).  The Delaware Action asserts that our products, including ContactStore, ContactStore for IP, ContactStore for Communications Manager, Quality for Communications Manager, and eQuality Balance, infringe one or more claims of ten U.S. Patents:  U.S. Patent

Nos. 5,274,738; 5,396,371; 5,819,005; 6,249,570; 6,728,345; 6,775,372; 6,785,370; 6,870,920; 6,959,079; and 7,010,109 (“the Delaware Patents”).  We answered NICE’s complaint on June 30, 2006, through which we deny infringement of any valid claim of any of the Delaware Patents.  The case is at a preliminary stage and the Court has set a scheduling conference for September 7, 2006.

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

In connection with the Special Committee’s review and the restatement of our  consolidated financial statements, we did not timely file certain of our periodic reports with the SEC.  As a result, we were not in compliance with the listing requirements under the Nasdaq  Rules. Following a review and hearing process with the Nasdaq, the Nasdaq has permitted our securities to remain listed.However, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the Nasdaq, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets”. The trading of our common stock through the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock through the Pink Sheets could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all. Securities that trade through the Pink Sheets are no longer eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the Nasdaq and transferred to the Pink Sheets, there could also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our Company.

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

We derived revenues of $50.2 million and $40.9million in the first six months of 2006 and 2005, respectively, from customers located outside the United States. Our operations outside of the United States at June 30, 2006, consisted of operations located in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

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

•                  international Laws and regulations, including trade restrictions, local labor ordinances, changes in tarriffs, rates and import and export Licensing requirements;

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue, excluding hardware revenue, from our indirect sales channel represented 39% of total product revenue in the first six months of 2006 and 2005, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

Our heavy reliance on sales of our recording, quality monitoring and workforce management software exposes us to risks of obsolescence due to changes in competitive product offerings.

We have derived a substantial portion of our product revenues from sales of our recording, quality monitoring and workforce management software products. We expect revenue from these products to continue to account for a significant portion of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and adversely affect profitability.

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

As of June 30, 2006, we had eleven registered trademarks in the U.S. and nine U.S. and three international patents. We cannot assure you that we will file new patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

Beginning in 2000, a declining United States economy adversely affected the performance of many businesses, especially within the technology sector. Reductions in the capital budgets of our customers and prospective customers have an adverse impact on our ability to sell our solutions. Until late in 2003, we continued to experience effects from a weak spending environment for information technology in both the United States and Europe, in the form of delayed and cancelled buying decisions by customers for our software, services and hardware, deferrals by customers of service engagements previously scheduled and pressure by our customers and competitors to discount our offerings. If the improvements recently seen in the general business climate do not continue, this would likely have a material adverse effect on our business.

Government regulation of telephone and Internet monitoring could cause a decline in the use of our software, result in increased expenses for us or subject our customers and us to liability.

As the telecommunications industry continues to evolve, state, federal and foreign governments (including supranational governmental organizations such as the European Union) and industry associations may increasingly regulate the monitoring of telecommunications and telephone and Internet monitoring and recording products, such as our software. We believe that increases in regulation could come in a number of different forms, including regulations regarding privacy, protection of personal information such as Social Security numbers, credit card information and employment. For example, the State of California enacted the Database Security Breach Act, which requires any business that suffers a computer security breach to immediately notify customers in California if personal information has been compromised, and the payment card industry has adopted regulations that require additional security regarding the storage of consumers’ credit card numbers. The adoption of any new regulations or changes to existing regulations could cause a decline in the use of our software and could result in increased expense for us as we modify our software to accommodate these regulations. Moreover, these regulations could subject our customers or us to liability. Whether or not these regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our software. If any of these events occur, it could materially and adversely affect our business.

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

Throughout much of our history, we have experienced losses. As a result of our prior operating losses, we had a significant accumulated deficit as of June 30, 2006. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

Item 6. Exhibits

(a)	Exhibits

23.1*	Consent of Independent Business Valuation Experts
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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