Form 10-Q
period 2006-09-30
WITNESS SYSTEMS INC
filed 2007-02-08
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 31, 2007, 34,149,619 shares of the registrant’s common stock were outstanding.

WITNESS SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,477	$111,751
Investments, at fair market value	65,183	14,886
Restricted cash held in escrow	—	4,000
Accounts receivable, net of allowance of $2,614 at September 30, 2006 and $3,283 at December 31, 2005	50,528	40,218
Prepaid and other current assets	7,198	5,462
Total current assets	216,386	176,317
Intangible assets, net of accumulated amortization of $38,001 at September 30, 2006 and $26,874 at December 31, 2005	26,473	36,389
Goodwill	41,156	40,319
Property and equipment, net of accumulated depreciation of $17,897 at September 30, 2006 and $13,715 at December 31, 2005	9,055	7,796
Other assets	10,274	3,573
	$303,344	$264,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,221	$3,795
Accrued expenses	18,517	29,651
Deferred revenue	33,025	23,756
Total current liabilities	58,763	57,202
Other long-term liabilities	5,293	4,165
Deferred income tax liabilities	414	743
Total liabilities	64,470	62,110
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 34,114,795 and 32,612,193 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	341	326
Additional paid-in capital	277,079	251,712
Accumulated deficit	(44,860)	(52,830)
Accumulated other comprehensive income	6,314	3,076
Total stockholders’ equity	238,874	202,284
	$303,344	$264,394

See accompanying Notes to Condensed Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product	$17,334	$18,306	$59,236	$53,592
Services	33,792	28,843	98,184	80,887
Total revenue	51,126	47,149	157,420	134,479
Cost of revenue:
Product	3,578	4,543	13,365	13,803
Services	12,951	10,810	37,505	31,139
Total cost of revenue	16,529	15,353	50,870	44,942
Gross profit	34,597	31,796	106,550	89,537
Operating expenses:
Selling, general and administrative	26,461	21,667	77,544	63,241
Research and development	8,142	6,945	24,201	20,038
Merger-related and integration costs	(31)	1,059	2,191	3,643
Acquired in-process research and development	0	0	0	9,000
Operating income (loss)	25	2,125	2,614	(6,385)
Interest and other income, net	1,550	245	4,293	439
Income (loss) before provision for income taxes	1,575	2,370	6,907	(5,946)
Provision for income taxes (benefit)	(1,020)	1,822	(1,061)	2,472
Net income (loss)	$2,594	$548	$7,968	$(8,418)

Net income (loss) per share:
Basic	$0.08	$0.02	$0.24	$(0.31)
Diluted	$0.07	$0.02	$0.22	$(0.31)
Weighted-average common shares outstanding:
Basic	34,021	27,265	33,515	26,743
Diluted	36,282	29,886	36,569	26,743

See accompanying Notes to Condensed Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$7,968	$(8,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
In-process research and development	—	9,000
Amortization of intangible assets	10,315	11,220
Stock-based compensation expense	10,046	309
Depreciation and amortization of property and equipment	4,116	3,238
Provision for accounts receivable	1,488	2,546
Deferred income taxes	(2,635)	1,736
Other non-cash items, net	948	267
Excess tax benefits from stock-based compensation	(229)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,881)	(10,890)
Prepaid and other assets	(4,503)	(1,194)
Accounts payable	3,269	(2,162)
Accrued expenses	(1,964)	792
Deferred revenue	8,661	(1,579)
Accrued restructuring and integration costs	(539)	(4,131)
Net cash provided by operating activities	26,060	734
Cash flows from investing activities:
Capital expenditures	(5,348)	(3,976)
Purchases of investments	(114,537)	—
Proceeds from maturities of investments	64,863	—
Proceeds from sales of investments	184	32,562
Acquisition of Blue Pumpkin Software, Inc., net of cash acquired of $3,900	(8,250)	(37,637)
Other acquisitions, net of cash acquired of $1,300	(3,206)	(4,374)
Restricted cash held in escrow	4,000	(4,000)
Net cash used in investing activities	(62,294)	(17,425)
Cash flows from financing activities:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	12,365	8,495
Proceeds from sale of common stock, net	3,723	—
Excess tax benefits from stock-based compensation	229	—
Other	(105)	(151)
Net cash provided by financing activities	16,212	8,344
Effect of exchange rate changes on cash	1,748	(1,204)
Net decrease in cash and cash equivalents	(18,274)	(9,551)
Cash and cash equivalents at beginning of period	111,751	42,641
Cash and cash equivalents at end of period	$93,477	$33,090
Supplemental cash flow information:
Cash paid for interest	$5	$14
Cash paid for income taxes	$366	$428

See accompanying Notes to Condensed Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.                     Basis of Presentation

Business - Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services that help business capture customer intelligence and optimize their work performance. Our Impact 360 solution features quality monitoring, compliance and IP recording, workforce management, performance management and e-learning.  Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or CSRs, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume, full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products. Primarily deployed in contact centers-as well as the remote, branch and back offices of global organizations, the workforce optimization solution captures, analyzes and enables users to share and act on cross-functional information across the enterprise. With Impact 360, organizations can improve interactions and the underlying back-office processes that enhance the customer experience and build customer loyalty.

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997.

Principles of Consolidation and Reclassifications - The unaudited interim condensed Consolidated Financial Statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation.

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

2.                     Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and EITF 00-21: Revenue Arrangements with Multiple Deliverables. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple element arrangements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered. Consequently, product revenue for the software and hardware is recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. For customer orders that include hardware, hardware revenue is accounted for as a separate unit of accounting in accordance with guidance provided in EITF 00-21.

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

4.                     Blue Pumpkin and Optimis Acquisitions

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

Cash and investments	$3,900
Other current assets	4,800
Property and equipment, net	700
Acquired technology	21,000
Customer relationships	17,000
Goodwill	36,300
In-process research and development	9,000
Other long term assets	100
Total assets acquired	92,800
Current liabilities	(3,600)
Litigation accrual	(11,200)
Deferred revenue	(1,700)
Restructuring accruals	(1,400)
Total liabilities assumed	(17,900)
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

Supplemental unaudited pro forma information reflecting the acquisition of Blue Pumpkin as if it occurred on January 1, 2005 is as follows (in thousands, except per share amounts):

Nine months Ended September 30, 2005
Total revenues	$135,554
Net loss	$(1,792)
Net loss per share – basic	$(0.07)
Net loss per share – diluted	$(0.07)
Weighted average shares – basic	26,903
Weighted average shares – diluted	26,903

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

Facilities
Accrual at December 31, 2005	$2,073
Amounts credited to rent expenses	(383)
Foreign exchange translation	135
Accrual at September 30, 2006	1,825
Less: Long-term portion	(1,456)
Current portion at September 30, 2006	$369

The following table summarizes all merger-related and integration costs that were charged to expense during the three and nine-months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Blue Pumpkin and Optimis:
Merger-related and integration costs	$(31)	$1,059	$2,191	$3,544
Eyretel:
Bonus expense	—	—	—	99
	$(31)	$1,059	$2,191	$3,643

During the nine months ended September 30, 2006, we incurred merger-related and integration costs in the amount of $2.2 million pertaining to the acquisitions of Blue Pumpkin and Optimis. These expenses were primarily associated with legal, professional fees and a discount on shares sold to the Blue Pumpkin shareholders.

During the nine months ended September 30, 2005, we incurred merger-related and integration costs of $3.6 million pertaining to the acquisitions of Blue Pumpkin and Optimis that closed in 2005 and the Eyretel acquisition in 2003. The $3.6 million included $3.5 million of integration expenses comprised primarily of costs of transitional Blue Pumpkin and Optimis employees and other contractors, travel costs and advertising costs.

6.                    Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net income (loss)	$2,594	$548	$7,968	$(8,418)
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	34,021	27,265	33,515	26,743
Dilutive effect of stock options computed using the treasury stock method	2,261	2,832	3,054	—
Diluted common shares and share equivalents outstanding	36,282	29,886	36,569	26,743
Net income (loss) per share:
Basic	$0.08	$0.02	$0.24	$(0.31)
Diluted	$0.07	$0.02	$0.22	$(0.31)

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the nine month period ended September 30, 2005 because we reported a loss in this period and all such securities are anti-dilutive.  The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the nine month period ended September 30, 2005 was 2,694,262 calculated using the treasury stock method.  For the three and nine months ended September 30, 2006, stock options of 4,124,067 and 2,261,175, respectively, were excluded from the computation of diluted earnings per share compared to 508,834 and 222,328, respectively for the same year ago periods because their inclusion would be anti-dilutive.

7.                    Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, using the modified prospective application transition method. The cumulative effect of the adoption of SFAS No. 123(R) was not material. SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

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

Our net income for the three and nine months ended September 30, 2006 includes $3.6 million and $10.1 million, respectively, of stock-option compensation expense and $0.1 million and $0.3 million, respectively, of related income tax benefits recorded to additional paid-in-capital.

Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $11.6 million and $8.1 million, respectively. The income tax benefits from stock option exercises totaled $0.3 million and $0.2 million, for the nine months ended September 30, 2006 and 2005, respectively.

A summary of all stock option plans activity for the three months ended September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a) 000’s
Outstanding as of June 30, 2006	8,626,458	$12.79
Granted	899,975	16.70
Exercised	(180,412)	7.71
Forfeited	(417,107)	16.45
Expired	(16,463)	17.53
Outstanding as of September 30, 2006	8,912,451	$13.11	4.7 years	$45,097

Vested + Expected to vest as of September 30, 2006 (b)	7,923,979	$12.60	4.7 years	$43,537

Exercisable as of September 30, 2006	3,727,985	$9.59	5.0 years	$29,985

(a)  The aggregate intrinsic values were computed by applying the following formula = (fair market value of an option as of end of the quarter - the exercise price at which the option was granted) x the number of common stock options.

(b)  The number of shares vested+ expected to vest as of September 30, 2006 is computed by applying the following

Formula = Number of shares vested as of September 30, 2006 + (shares not vested as of September 30, 2006*[100%-forfeiture rate])

As of September 30, 2006, there was $15.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under all stock option plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number of shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.42 - $6.56	2,097,304	5.5 years	$4.23	1,332,265	$3.76
$7.13 - $13.93	2,034,159	5.2 years	10.20	1,437,718	10.02
$14.07 - $18.89	3,248,778	3.9 years	17.04	924,011	16.87
$19.00 - $34.00	1,532,210	4.3 years	20.72	33,991	21.85
	8,912,451	4.7 years	$13.11	3,727,985	$9.59

During the three and nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised is as follows (in thousands):

	Three months ended September		Nine months ended September
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$1,508	$5,670	$18,076	$13,296

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $6.63 per share and $6.38 per share, respectively.  The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $7.58 per share and $7.31 per share, respectively.  The weighted-average grant date fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended September		Nine months ended September
	2006	2005	2006	2005
Expected term of option (1)	3.3 years	3.5 years	3.1 years	3.5 years
Volatility (2)	51%	40%	52%	55%
Forfeiture (3)	16.2%	0%	16.2%	0%
Risk-free interest rate (4)	4.9%	3.9%	4.6%	3.7%
Expected dividend yield	0%	0%	0%	0%

(1) The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The following factors were considered in estimating the expected term using the Black-Scholes model:

•                  The vesting period of the awards

•                  Employees’ past exercise and post-vesting employment departure behavior

•                  Expected volatility of the price of the underlying share

(2) We used 3.3 year historical stock-price volatility as the expected volatility assumption which aligns with the expected term of the options granted during the three and nine months ended September 30, 2006. We believe that historical volatility reflects our current assessment of expected volatility. Prior to 2006, we used historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma disclosure.

(3) The forfeiture rates are determined taking into consideration historical forfeiture rates. SFAS123(R) requires forfeitures be estimated at the time of option grants and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), our pro forma disclosures accounted for actual forfeitures as they occurred.

(4)  The risk-free interest rate assumptions are based on the rate currently available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option.

The table below reflects reported and pro forma net income (loss) and basic and diluted net income (loss) per share for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three months ended September 30,	Nine months ended September 30
	2005	2005
Reported net income (loss)	$548	$(8,418)
Add back: Stock-based employee compensation expense included in reported net income (loss)	97	309
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,372)	(9,909)
Pro forma net loss	$(2,727)	$(18,018)
Net income (loss) per share:
Reported basic	$0.02	$(0.31)
Pro forma basic	$(0.10)	$(0.67)
Reported diluted	$0.02	$(0.31)
Pro forma diluted	$(0.10)	$(0.67)

Stock Incentive Plans—we have three stock incentive plans: (i) the 1999 Stock Incentive Plan (the “1999 Plan”); (ii) the 2003 Broad Based Option Plan (the “2003 Plan”); and (iii) the 2003 Non-employee Director Stock Option Global Plan (the “Director Plan”).

1999 Plan—under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with Witness, as defined. As of September 30, 2006, there were 12.9 million shares authorized for issuance, of which 2.0 million shares remain available for future grant

2003 Plan—Inconnection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant options exercisable to acquire shares of common stock. As of September 30, 2006, there were 1.6 millionshares authorized for issuance, of which 0.4 million shares remain available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

Director Plan—undertheDirector Plan, we may grant continuing non-employee members of the Board of Directors non-qualified options to purchase shares of our common stock pursuant to a formula award. As of September 30, 2006, there were 0.5 million shares authorized for issuance, of which 0.4 million shares remain available for future grant.

Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Options granted under our stock option plans are non-qualified stock options that were granted at a price greater than or equal to the fair value of the stock on the grant date, other than as noted in Note 3, “Restatement of Condensed Consolidated Financial Statements.” Option vesting terms typically range from two to four years. Options granted since July 1, 2004, have five-year terms from the date of grant. Options granted prior to July 1, 2004 had ten-year terms from the date of the grant. These plans provide for accelerated option vesting terms in connection with a change in control. Our policy is to issue new shares upon share option exercise.

8.                     Comprehensive Income (Loss)

Total comprehensive income (loss) and accumulated other comprehensive income consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$2,594	$548	$7,968	$(8,418)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,048	(706)	3,266	(1,004)
Change in net unrealized holding (loss) gain on investments	95	0	(26)	15
Total comprehensive income (loss)	$3,737	$(158)	$11,208	$(9,407)

	September 30, 2006	December 31, 2005

Cumulative foreign currency translation adjustments	$6,344	$3,078
Unrealized net holding loss on investments	(28)	(2)
Total accumulated other comprehensive income	$6,316	$3,076

9.                     Line of Credit

In March 2006, we extended the maturity date on our $15.0 million line of credit to March 2007. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25 % on September 30, 2006, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of September 30, 2006, we were in compliance with our bank covenants.

As of September 30, 2006, we had no amounts outstanding under the line of credit and the amount available for borrowing was $13.3 million, which was net of outstanding letters of credit of $1.7 million. The letters of credit secure the lease on the corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million letter of credit securing our lease obligations for our premises in the United Kingdom.

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

World-wide revenue based on customer location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

United States	$29,463	$26,837	$85,531	$73,236
United Kingdom	12,096	11,513	41,586	35,182
Rest of World	9,567	8,799	30,304	26,061
	$51,126	$47,149	$157,421	$134,479

The rest of world revenue was derived primarily from customers located in Australia, Canada, India and Japan. No individual customer accounted for more than 10% of consolidated revenue during the three and nine months ended September 30, 2006 or 2005.

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	September 30, 2006	December 31, 2005

United States	$64,766	$71,430
United Kingdom	9,939	10,824
Rest of world	1,979	2,250
	$76,684	$84,504

11.                  Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Risk Factors” beginning on page 32. The following will be discussed and analyzed:

•      Overview

•      Stock Option Practices and Restatement of Condensed Consolidated Financial Statements

•      Critical Accounting Policies and Estimates

•      Results of Operations

•      Liquidity and Capital Resources

Overview

We are a leading provider of workforce optimization software and services that help businesses capture customer intelligence and optimize their workforce performance.  Our Impact 360 solution features quality monitoring, compliance and IP recording, workforce management, performance management and e-learning.  Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or CSRs, wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.  Primarily deployed in contact centers – as well as the remote, branch and back offices of global organizations – the workforce optimization solution captures, analyzes and enables users to share and act on cross-functional information across the enterprise.  With Impact 360, organizations can improve interactions and the underlying back-office processes that enhance the customer experience and build customer loyalty.

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

We intend to continue to expand our sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization and branch office markets. During the three and nine months ended September 30,  2006, approximately 49% and 42%, respectively, of our license revenue was derived from the indirect sales channel compared to 48% and 42%, respectively, during the same periods in 2005.

We plan to grow our product revenue and maintain our competitive position from a technology perspective through the timely introduction of new products, such as pre-packaged solutions, which add capabilities such as performance analysis and e-learning management to our core quality monitoring and workforce management solutions. We also believe the market shift from traditional hardware based recording to VoIP represents a significant growth opportunity, and our software solutions support both of these recording environments. In addition, we believe our product offerings can be marketed toward retail bank branches and operations and other back-office initiatives for business process monitoring, which represents a new market for us. Factors that may impact our ability to grow our product revenue, however, includes our ability to remain competitive from a technology perspective; market acceptance of our new products; our ability to maintain our product pricing integrity; and our ability to manage and expand our global sales channels.

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

In October 2006, we acquired Demos Solutions Consulting Group Ltd. (also known as Demos Solutions) and Exametric, Inc., two leaders in supplying enterprise productivity and resource planning solutions to branch offices in the financial services industry.  The acquisitions broaden our revenue opportunity, further extending the business value of workforce optimization (WFO) solutions from contact centers to bank branches and ultimately to other areas in the enterprise. The aggregate purchase price for both transactions was $29 million in cash plus a potential earn-out of up to $18 million based on the growth of the business over the next several years.  The acquisition was financed from our existing cash resources.  These acquisitions are expected to be accretive (before amortization of intangibles and other acquisition-related costs) and add $13 million to $15 million to our revenue in 2007.

In January 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made mainly to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of SFAS 123(R) as of January 1, 2006. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3.5 million and $10.1 million, respectively.

In May 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration that was financed from our existing cash and investments. Ten percent of the aggregate acquisition consideration was held in escrow and was released in August 2006

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we have expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Merger Agreement”), we paid $36 million in cash which was funded from our existing cash and investments and issued 1.9 million shares of Witness’ common stock valued at $33.5 million (measured based on the date the stock consideration became fixed pursuant to the application of a formula specified in the merger agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Pursuant to the Merger Agreement, cash of $4 million and 210,000 shares of common stock valued at approximately $3.7 million on the date of acquisition were placed into escrow and was released to Witness during the month of March, 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims from the settlement of IEX litigation. On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between them. As part of the final settlement, Witness made payment of $8.25 million to Tekelec, IEX’s parent company, in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012.

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. During the three and nine months periods ended September 30, 2006, 42% and 46%, respectively, of our revenue was derived from operations outside the United States. During the three and nine month ended September 30, 2005, 43% and 46%, respectively, of our revenue was derived from customers outside the United States.  As of September 30, 2006, we had 758 full-time employees, excluding approximately 89 contractors located in the Asia-Pacific region, compared to 615 employees as of September 30, 2005.  As of September 30, 2006, 306 of the 758 full-time employees were located outside the United States.

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

Revenue Recognition.  We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and EITF 00-21: Revenue Arrangements with Multiple Deliverables. Revenue is primarily derived from licensing software and providing related services including maintenance. We also derive a relatively small portion of product revenue by selling hardware to customers. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware is recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. For customer orders that include hardware, hardware revenue is accounted for as a separate unit of accounting in accordance with guidance provided in EITF 00-21.

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

Allowance for Doubtful Accounts. We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on our historical experience with write-offs and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we cannot assure that we will continue to experience the same credit loss rates that we have experienced in the past or adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling, general and administrative expense in the period such determination is made.

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

Impairment of Long-Lived Assets.   Long-lived assets, such as property and equipment and amortizable intangible assets are accounted for in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Accounting for Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and the expected benefits of net operating loss and credit carry forwards. SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Historically, we have provided a complete valuation allowance against the deferred income tax asset. We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carry forwards, and will adjust our valuation allowance, if necessary.

If we were to reduce or eliminate the valuation allowance and recognize the tax benefit associated with our net operating loss carry forwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that would be significantly higher than in past periods. Furthermore, the utilization of deferred tax assets, primarily net operating loss carry forwards arising from acquisitions, results in a reduction in goodwill and the recognition of tax expense associated with the purchased deferred tax assets.

The utilization of net operating loss carry forwards generated by the tax deduction for stock option exercises results in an increase to additional-paid-in-capital and the recognition of tax expense. Under FAS 123(R), future excess tax deductions will result in an increase to additional-paid-in-capital. Under FAS 123(R), the Company will continue to follow the with-and-without approach and consider the impact of excess stock option deductions last when computing its income tax provision.  In 2006, we have utilized $5.1 million of income tax benefits originating from stock option deductions that have not been recorded in accordance with FAS 123(R).

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

Stock-Based Compensation.   On January 1, 2006, we adopted SFAS No.123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using Black-Scholes option-pricing model. The fair value of share-based awards is affected by stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. SFAS 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. We adopted SFAS 123(R) using the modified prospective transition method.  Our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R).

In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). This statement requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3.5 million and $10.1 million, respectively. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Other than as noted in Note 3, “Restatement of Condensed Consolidated Financial Statements,” we have generally not recorded compensation expense for options granted to our employees because all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  See Note 7 to the Condensed Consolidated Financials Statements included elsewhere in this report for additional information on stock-based compensation expense.

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

Results of Operations

The following table sets forth the results of operations for the three and nine months ended September 30, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product	34%	39%	38%	40%
Services	66%	61%	62%	60%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	7%	10%	8%	10%
Services	25%	23%	24%	23%
Total cost of revenue	32%	33%	32%	33%
Gross profit	68%	67%	68%	67%
Operating expenses:
Selling, general and administrative	52%	46%	49%	47%
Research and development	16%	15%	15%	15%
Merger-related and integration costs	—%	2%	2%	3%
Acquired in-process research and development	—%	%	—%	7%
Operating income (loss)	0%	4%	2%	(5)%
Interest and other income, net	3%	1%	3%	1%
Income (loss) income before provision for income taxes	3%	5%	5%	(4)%
Provision for income taxes	0%	4%	1%	2%
Net income (loss)	3%	1%	4%	(6)%

Total revenue

Total revenue increased 8% to $51.1 million, in the three months ended September 30, 2006, compared to the same period in 2005.  The increase in total revenue in the period can be attributed to continued growth of our service revenues, particularly as a result of maintenance renewals. Total revenue in the nine months ended September 30, 2006 increased 17% compared to the same period in 2005 due to increases in product and services revenue.  The weakening of the U.S. dollar against certain foreign currencies increased revenue by approximately 1% and 0%, respectively, for the three and nine months period ended September 30, 2006, compared to the same periods in 2005. Our historical revenue recognition practice with respect to revenue received through the OEM channel has generally been to recognize revenue upon receipt of royalty reports from the OEM partner because until that time, pricing was deemed not to be fixed or determinable.  However, effective April 1, 2006, the Company began recognizing revenue from one OEM partner upon receipt of a valid purchase order because it was determined, based on the Company’s historical experience with this particular partner, that fixed and determinable pricing now exists at the time the order is placed by the partner.  The number of installed customer sites grew to 4,578 as of September 30, 2006 from 4,073 sites as of September 30, 2005.

Product revenue

The table below provides a detailed breakdown of the productrevenue for the three and nine months ended September 30, 2006 and 2005 as follows (in thousands):

	Three months ended September 30,
	2006	2005	Change
Product:
Software	$16,174	$17,510	(8)%
Hardware	1,160	796	46%
	$17,334	$18,306	(5)%

	Nine months ended September 30,
	2006	2005	Change
Product:
Software	$53,649	$49,611	8%
Hardware	5,587	3,981	40%
	$59,236	$53,592	11%

Product revenue includes software revenue and hardware revenue. Software revenue for the three months ended September 30, 2006 decreased 8% compared to the three months ended September 30, 2005. The decrease is attributed to reduced software sales in our international market due to a decrease in demand during the quarter. Software revenue for the nine months ended September 30, 2006 increased 8% compared to the nine months ended September 30, 2005.  Our product pricing has remained reasonably consistent over the previous three years. The increase in software revenue growth in 2006 is largely attributed to our expanded product line, particularly Impact 360, as well as additional revenue recognized from the indirect sales channel. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function. We periodically review our revenue recognition policy with regard to our indirect sales channel in order to account for current trends surrounding collectability.  We expect software revenue will increase in the fourth quarter due to normal seasonal patterns and expanded offerings.

Hardware revenue for the three and nine months ended September 30, 2006 increased $0.4 million and $1.6 million, respectively, compared to the three and nine months ended September 30, 2005. The increase in hardware revenue in 2006 is attributed to a few large hardware orders. Although hardware sales are incidental to our business, we expect that we will continue to sell hardware to our existing customers as well as to our new customers whose preference is to make joint purchases of our hardware and software. It is difficult to estimate future hardware revenue due to its incidental nature.

New customers accounted for 20% and 41%, respectively, of software revenue, during the three months ended September 30, 2006 and 2005.  New customers accounted for 20% and 25%, respectively, of software revenue, during the nine months ended

September 30, 2006 and 2005. We receive follow-on revenue from our existing customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites.  We expect to continue receiving the majority of our product revenue from existing customers for the remainder of 2006.

Services revenue

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 17% and 21% in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.   The increases in 2006 were due to the installation and training services related to new product sales and due to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream.  Historically over 90% of our customers renew their maintenance contracts every year.  We believe that maintenance contracts will be renewed at a comparable rate for the remainder of 2006.  We expect services revenue, to increase over time due to the compounding effect of maintenance renewals as well as additional service revenues generated by new sales.

Total cost of revenue

Total cost of revenue increased 8% and 13% in the three and nine months ended September 30, 2006, respectively, compared to the same year ago periods.  Expressed as a percent of revenue, gross profit margins increased slightly to 68% for the three and nine months ended September 30, 2006 compared to 67% for the three and nine months ended September 30, 2005. The increases in 2006 resulted primarily from productivity gains achieved in the professional services organization, offset by an inclusion of FAS 123(R) stock-based compensation expense of $0.7 million and $1.6 million, respectively, for the three and nine months ended September 30, 2006. Excluding hardware cost of revenue, stock-based compensation expense and the amortization of intangible assets resulting from acquisitions, gross profit margins have remained fairly stable at 75% and 74% in the nine months ended September 30, 2006 and 2005, respectively.  We expect our gross profit margin, excluding hardware, stock-based compensation expense and amortization of intangible assets, to continue to remain relatively constant for the remainder of 2006.

Cost of product revenue

The table below provides a detailed breakdown of the cost of productrevenue for the three and nine months ended September 30, 2006 and 2005 as follows (in thousands):

	Three months ended September 30,
	2006	2005	Change
Product:
Software	$1,090	$1,349	(19)%
Hardware	1,120	846	32%
Amortization of intangibles	1,368	2,348	(42)%
	$3,578	$4,543	(21)%

	Nine months ended September 30,
	2006	2005	Change
Product:
Software	$2,667	$2,923	(9)%
Hardware	5,583	4,076	37%
Amortization of intangibles	5,115	6,804	(25)%
	$13,365	$13,803	(3)%

Cost of product revenue consists of amortization of acquired technology, capitalized software development costs, hardware costs acquired from third parties, royalties due to third parties for software components that are embedded in some of our software applications and packaging costs.  For the three and nine months ended September 30, 2006, amortization of intangibles decreased 42% and 25%, respectively, compared to the same year ago periods. A significant portion of the cost of acquired technology associated with the 2003 Eyretel acquisition has been fully amortized as of September 30, 2006.

For the three and nine months ended September 30, 2006, cost of hardware revenue increased by $0.3 million and $1.5 million, respectively, compared to the same year ago periods. This increase corresponds to the increase in hardware product revenue in 2006.

For the three and nine months ended September 30, 2006, cost of software decreased 28% and 13%, respectively, compared to the same year ago periods.  The decrease was due to lower royalty expense during the three and nine months ended September 30, 2006 compared to the same period of 2005 due to lower software revenue in the third quarter and year to date in 2006. Royalties expense relate to third parties for software components that are embedded in some of our software applications. Such royalties vary period-over-period in proportion to the sales of certain software products.   For the three and nine months ended September 30, 2006, expressed as a percentage of software revenue, the cost of software revenue was 6% and 5%, respectively, compared to 8% and 6%, respectively, for the same year ago periods.  As we develop upgrades of our existing products and add new offerings to our product suite, we may embed additional third-party technologies into some of our software, which could increase the cost of software revenue in the future.

Cost of services revenue

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead.  Personnel costs include salaries, bonuses and benefits and allocated overhead.  Cost of services revenue increased 19% and 20% in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increases in 2006 are consistent with the increases in services revenue and are due primarily to an increase in the number of employees engaged in customer support services and the inclusion of FAS123(R) stock-based compensation expenses. Stock-based compensation expense for the three and nine months ended September 30, 2006 was $0.7 million and $1.6 million, respectively.

Cost of services revenue, excluding FAS123(R) stock-based compensation, as a percentage of services revenue, was 36% for the three months ended September 30, 2006 and 2005.  Cost of services revenue, excluding FAS123(R) stock-based compensation, as a percentage of services revenue, for the nine months ended September 30, 2006 and 2005, was 36% and 38%, respectively. We anticipate that our services margins will remain relatively stable for the remainder of 2006.

Operating Expenses

Selling, General and Administrative.  Selling, general and administrative expense (‘‘SG&A’’) consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. For the three and nine months ended September 30, 2006, SG&A expense of $26.5 million and $77.5million, respectively, increased 22% and 23%, respectively compared to the same year ago periods.  These increases are due primarily to the inclusion of FAS123(R) stock-based compensation expense,higherlegal and professional fees, and higher staffing levels during the three and nine months ended September 30, 2006.  For the three and nine months ended September 30, 2006, stock-based compensation expense was $2.2 million and $6.6 million, respectively. Legal and professional fees, including fees related to the stock options review, increased by $2.5 million and $3.7 million, for the three and nine months period ended September 30, 2006, respectively. SG&A staffing increased by 30 people from September 30, 2005 to September 30, 2006 as the company has continued to grow. We expect SG&A expense, to increase in absolute dollars for the remainder of 2006 due to the continuation of these factors and our acquisition of Demos Solutions and Exametric in October of 2006

Research and Development.  Research and development (‘‘R&D’’) expenses consist primarily of personnel and consulting costs to support product development and allocated overhead.  R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue.  For the three and nine months ended September 30, 2006, total amortization of software development costs amounted to $0.2 million and $0.4 million, respectively compared to $0.1 million and $0.4 million, respectively, for the same year ago periods. As of September 30, 2006, we had $1.2 million in capitalized but unamortized software development costs. R&D expenses increased 14% and 20% in the three and nine months ended September 30, 2006, respectively, compared to the same year ago periods due to the increased number of employees engaged in research and development activities. In addition, FAS 123(R) stock-based compensation expense in the amount of $0.6 million and $1.5 million was incurred during the three and nine months period ended September 30, 2006.  We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during the remainder of 2006.

Merger-related and Integration Costs. We incurred merger-related and integration costs of $2.2 million in the nine months ended September 30, 2006, pertaining to the acquisitions of Blue Pumpkin and Optimis. These costs primarily related to legal and professional fees. During the nine months ended September 30, 2005, we incurred $3.6 million in merger-related and integration costs, comprised primarily of costs of transitional Blue Pumpkin and Optimis employees and other contractors, travel costs and advertising costs. We expect to incur merger-related & integration expenses during the fourth quarter of 2006 due to our acquisitions of Demos Solutions and Exametric.

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

Interest and Other Income, Net

Interest and other income, net for the three and nine months ended September 30, 2006 and 2005, respectively are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income, net	$1,854	$212	$4,956	$685
Foreign currency (loss)gain	(304)	33	(663)	(246)
	$1,550	$245	$4,293	$439

We expect that interest income will continue to be higher in 2006 than in 2005 primarily due to higher cash and investment balances resulting from our common stock offering in December 2005.

Provision for Income Taxes

We recorded a provision for federal alternative minimum tax, deferred taxes and foreign income tax, net of federal tax benefits, for the nine months ended September 30, 2006 and 2005.  Of the $(1.0) million and $2.5 million provisions, respectively, for the nine months ended September 30, 2006 and 2005, $0.3 million and $1.7 million, respectively, related to the utilization of a portion of the of deferred income tax assets, primarily net operating loss carry-forwards, acquired in the 2005 acquisition of Blue Pumpkin.  Because a full valuation allowance was recorded against these assets, the benefit from the utilization of these deferred income tax assets in 2006 and 2005 was credited as a reduction to goodwill.

The provisions for income taxes for the nine months ended September 30, 2006 and 2005, benefited from the utilization of net operating loss carry forwards from prior years. We had net operating loss carry forwards aggregating $81.3 million for U.S. income tax purposes and $38.1 million for foreign income tax purposes remaining as of December 31, 2005.  We expect that the provision for income taxes in 2006 will continue to benefit from the utilization of these net operating loss carry forwards.  However, the utilization of certain net operating loss carry forwards arising from acquisitions will result in a reduction of the valuation allowance for deferred income tax assets and goodwill or intangible assets and the recognition of deferred income tax expense.

Liquidity and Capital Resources

At September 30, 2006, we had $13.3 million available for borrowing under our line of credit. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% on September 30, 2006, or LIBOR plus 300 basis points, and are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of September 30, 2006, we were in compliance with all bank covenants.

On October 2, 2006, we paid $23 million to acquire Exametric, Inc. approximately $2.4 million of the acquisition consideration will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date.  The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties, covenants and agreements in the Exametric Agreement and certain related agreements, and certain transaction costs.

Also on October 2, 2006, we paid $6 million to acquire Demos Consulting Group Ltd, also known as Demos Solutions.  The acquisition consideration also includes a potential for an earn-out of up to $18 million based on the growth of the business over the next several years.  Ten percent (10%) of the $6 million plus ten percent (10%) of any earn-out earned will held in escrow until October 2, 2007, or longer if claims are brought against the escrow fund and remain pending on that date.  The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties, covenants and agreements in the Demos Agreement.

We anticipate that operating expenses and capital expenditures will continue to be a material use of our cash resources. We currently expect to have total capital expenditures of approximately $7 million in 2006. We believe that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems.

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

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom that conduct transactions in either the local currency of the location or the U.S. dollar. We are exposed to adverse movements in foreign currency exchange rates because we remeasure foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Net foreign exchange losses were $0.3 million and $0.7 million in the three and nine months ended September 30, 2006, respectively, compared to $0 million and $0.2 million, respectively, in the same periods in the prior year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the material weaknesses discussed below.

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

In the nine months ended September 30, of 2006, management made significant progress in remediating the material weakness by:

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

On January 19, 2006, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. and NICE Systems, Ltd. (collectively “NICE”), alleging patent infringement. Specifically, we have alleged that NICE products, including NicePerform and related products that include the ability to monitor communications to detect the presence of at least one predetermined parameter, infringe claims of U.S. Patent No. 6,404,857 B1 (“the ‘857 Patent”), entitled “Signal Monitoring Apparatus for Analyzing Communications.” We have sought an injunction and money damages for NICE’s infringement of the ‘857 patent. On March 6, 2006, NICE answered and counterclaimed, alleging that the ‘857 patent is not infringed and is invalid.  The case has been set on a discovery calendar and is at a preliminary stage.

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

On December 27, 2006, NICE Systems, Inc. and NICE Systems Ltd. (collectively, “NICE”), filed a declaratory judgment action against us in the U.S. District Court for the Northern District Georgia, relating to U.S. Patent No. 6,757,361 (“the ‘361 Patent”), entitled “Signal Monitoring Apparatus Analyzing Voice Communication Content.”  NICE seeks a declaration from the court that the claims of the ‘361 Patent are invalid, and that NICE has not infringed any valid claim of the ‘361 Patent.  We have not yet responded to NICE’s complaint.

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

On October 4, 2005, Blue Pumpkin filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against IEX Corporation alleging patent infringement (“Georgia IEX Action”). Blue Pumpkin’s lawsuit seeks an injunction and money damages for IEX’s infringement of the ‘732 Patent.

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

If we do not maintain compliance with the listing requirements of the Nasdaq Stockl Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

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

We derived revenues of $71.9 million and $61.2 million in the nine months ended September 30, 2006 and 2005, respectively, from customers located outside the United States. Our operations outside of the United States at September 30, 2006, consisted of operations located in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

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

•                  international laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements;

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue, excluding hardware revenue, from our indirect sales channel represented 42% of total product revenue in the nine months ended September 30, 2006 and 2005, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

We have derived a substantial portion of our product revenues from sales of our recording, quality monitoring and workforce management software products. We expect revenue from these products to continue to account for a significant portion of our revenue for the foreseeable future. As a result, any factors affecting the markets for these products could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that the market will continue to demand our current products or those we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products as a result of competition, technological change or other factors would reduce our total revenues and adversely affect profitability.

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

We have recently introduced Impact 360, which combines new software architecture with new combinations of our products. Our business concept in doing so is to create incremental value for our customers and to win business away from competitors whose product offerings are more limited and require the customer to make additional hardware purchases to obtain the solutions that our Impact 360 product offering provides in an integrated suite. While we plan and expect that this lower total cost of ownership will be well received in the marketplace, we can offer no assurance that our new Impact 360 offering will be successful. If our Impact 360 product offerings do not meet with commercial success, our business would be materially and adversely affected.

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

If our advanced compliance recording applications fail to record high volume, full time performance  of our customers’ interactions, we may be subject to liability and our reputation may be harmed.

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

As of September 30, 2006, we had eleven registered trademarks in the U.S. and nine U.S. and three international patents. We cannot assure you that we will file new patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

Throughout much of our history, we have experienced losses. As a result of our prior operating losses, we had a significant accumulated deficit as of September 30, 2006. We need to generate sufficient revenue to achieve sustained profitability and avoid incurring losses again in the future.

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