Form 10-K
period 2006-12-31
WITNESS SYSTEMS INC
filed 2007-04-02
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $680.1 million. The number of shares of the registrant’s common stock outstanding on March 8, 2007 was 34,640,764.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, currently scheduled for June 15, 2007, are incorporated by reference in Part III of this report.

IMPORTANT NOTE

On February 11, 2007, we entered into an Agreement and Plan of Merger with Verint Systems Inc. (“Verint”), which provides for us to be acquired by Verint and will no longer be a public company. If the merger contemplated by that agreement is completed, we will become a wholly-owned subsidiary of Verint. Except as otherwise expressly noted, all statements and information in this filing presume our continuation as a going concern and as an independent company, which will not be the case if we are acquired by Verint.

PART I

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Typically, these statements contain the words “believes,” “anticipates,” “intends,” “expects” or similar words. Examples of forward-looking statements include, but are not limited to, the impact of the February 2007 restatement of our historical Consolidated Financial Statements on our future reported results. In any event, any information or statements made that are not statements of historical fact are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve numerous risks and uncertainties. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to in Item 1A of Part 1 of this report “Risk Factors” beginning on page 10.

On February 11, 2007, we entered into a definitive agreement under which Verint will acquire Witness for $27.50 per share in cash, less any applicable withholding taxes, without interest. Verint currently expects to fund the Merger through up to $650 million in senior secured debt financing from Lehman Brothers, Deutsche Bank, Credit Suisse and certain of its affiliates. Comverse Technology, the 57% majority stockholder in Verint, has committed to finance up to $293 million of the purchase price through the purchase of additional equity in Verint in the form of preferred stock. The remainder will be paid for with existing cash from the combined company. The Merger is expected to close in the second quarter of 2007, pending approvals from regulators and Witness stockholders.

Item 1.   Business

You should read the Business section in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and with the understanding that our actual future results may differ materially from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. You are cautioned that forward-looking statements are not guarantees of future performance and are made only as of the date of this report, and we undertake no obligation, other than as may be required by law, to update or revise these statements for any reason, including to reflect changes in assumptions, the occurrence of unanticipated events or changes in future operating results over time.

Overview

Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services that help businesses capture customer intelligence and optimize their work performance. We were incorporated in Delaware in 1997 and had 834 employees as of December 31, 2006. Our Impact 360TM solution is an integrated offering of software products that provide comprehensive workforce optimization functionality, including quality monitoring, high volume compliance and IP recording, workforce management, performance management and electronic learning (“e-learning”). Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives, or CSRs, wherever they may be located in the enterprise. Our full-time compliance applications are designed to record high volume voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs in a contact center, branch bank or back office operations. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products. Primarily deployed in contact centers—as well as the remote, branch and back offices of global organizations, the workforce optimization solution captures, analyzes and enables users to share and act on cross-functional information across the enterprise. With Impact 360, organizations can improve interactions and the underlying back-office processes that enhance the customer experience and build customer loyalty.

We have more than 3,000 customers, including more than 60 Fortune 100 companies. Our solutions are used in a wide variety of industries worldwide, including financial services, communications services, manufacturing, utilities, retail, transportation, travel and outsourcing. No individual customer accounted for 10% or more of our revenue in 2006, 2005 or 2004. We market and sell our products through both our direct sales force and through indirect channels. Our indirect sales channel includes reseller, distributor, original equipment manufacturer, or “OEM”, and similar arrangements with key vendors in the contact center workforce optimization market.

Pending Acquisition of Witness by Verint Systems Inc.

On February 11, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verint, a Delaware corporation pursuant to which Witness expects to merge with a wholly-owned subsidiary of Verint, and thereby becoming a wholly-owned subsidiary of Verint (“the Merger”). At the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive $27.50 in cash, less any applicable withholding taxes and without interest. Under the Merger Agreement, each outstanding stock option of Witness that is vested at the effective time of the merger and has an exercise price below $27.50 will be cancelled and exchanged for a cash payment by Verint in an amount equal to the excess (if any) of $27.50 over the exercise price per option share multiplied by the number of shares of Witness common stock subject to such vested option. Witness stock options that are vested at the effective time of the merger and have an exercise price above $27.50 will be cancelled without payment. Each outstanding stock option of Witness that is unvested at the effective time of the merger will be assumed by Verint and will become an option to purchase shares of Verint common stock on the same terms and conditions as were applicable to the stock option immediately prior to the effective time of the merger. The number of shares of Verint common stock subject to each assumed option will be determined by multiplying the number of shares of Witness common stock that were subject to the unvested option immediately prior to the effective time of the merger by the conversion ratio set forth in the Merger Agreement, and rounding that result down to the nearest whole number of shares of Verint common stock. The per share exercise price for the assumed option will be determined by dividing the per share exercise price of the Witness common stock subject to the unvested option as in effect immediately prior to the effective time of the Merger by the conversion ratio, and rounding that result up to the nearest whole cent. The conversion ratio is the ratio obtained by dividing $27.50 by the average of the closing sales prices of a share of Verint common stock for the twenty consecutive trading days immediately before the closing of the Merger (subject to adjustment for stock splits and dividends).

We have filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), and we plan to mail to our stockholders a definitive proxy statement in connection with the Merger once we obtain approval from the SEC. The definitive proxy statement will contain important information about the Merger and related matters. Investors and security holders are urged to read the definitive proxy statement carefully when it is available.

Except as otherwise expressly noted, all statements and information in this filing presume our continuation as a going concern and as an independent public company, which will not be the case if the Merger is completed.

Industry Background and Trends

The workforce optimization solutions market has evolved in recent years to address the increasing challenges faced by enterprises in managing their customer service and sales activities effectively. The overall goal of workforce optimization in the customer service function is to enable companies to balance the competing objectives of maximizing customer satisfaction and increasing revenue, while at the same time controlling customer service costs. Customer contact centers, branch banks, help desks, and billing and order fulfillment departments regularly represent the key focal points for personal interaction between a business and its customers, making the effectiveness of the CSRs and other staff critical to the overall success of the business.

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

Customer Feedback.   Our customer feedback solution surveys customers immediately after their interactions with agents over the IVR, Web, and e-mail with short, dynamic surveys that are delivered based on user-defined business rules. Because these surveys are dynamic and intelligent, context-based, and timely, they impact customers in a measurably positive manner and deliver response rates greater than those obtained through traditional questionnaires. As a result, organizations can move beyond mere sampling to capture data—even with large numbers of customers and multiples sites.

Witness Service Network

The Witness Service Network is our approach to consulting, training and support services that accompany our Impact 360 solutions. Our service and support offerings are designed to enable our customers to achieve a rapid return on investment and realize the maximum benefit our solutions provide by enabling organizations to optimize their contact center operations. Our services consist of implementation services, training, business consulting and customer support.

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

Our business consulting services are designed to help customers gain the most value from the Impact 360 solution to optimize the people, processes and technology deployed throughout their contact center operations. Witness Systems Strategic Consulting Services include:

•       AdviceLine—Provides guidance on operational or business practice questions through ten one-hour, one-on-one sessions with a Witness Systems contact center expert delivered over the phone or web;

•       Business Discovery—Identifies and quantifies how Witness Systems solutions can improve performance within the contact center or back office operations;

•       Business Implementation Accelerator—Addresses the broader issues of large-scale workforce optimization software deployments, such as changes to staffing, policies and procedures, that are often overlooked during system implementation;

•       Calibrating Quality for Consistency—Provides the insight needed to develop and perform consistent quality monitoring evaluations for contact center agents and customer service representatives;

•       Communicating in a Changing Environment—Develops a plan for communicating the guidelines, expectations, and objectives of an Impact 360 deployment to multiple levels of the organization;

•       Custom Report Enablement—Shows how to use Impact 360’s reporting tools and database schema to create and run custom reports;

•       High Impact Coaching—Teaches best practices for deploying a successful program to coach contact and service center staff effectively;

•       Leveraging Contact Editing—Shows how the contact editing functionality within Impact 360 Workforce Optimization and Quality Monitoring can be used effectively as part of an eLearning program;

•       Measuring for ROI Success—Defines key metrics that enable users to quantify the return on investment (ROI) provided by their Impact 360 solution;

•       Quality Evaluation Optimization—Creates meaningful quality monitoring evaluation forms that tie quality initiatives to specific corporate, contact center, agent, and customer objectives;

•       Quality Monitoring Configuration Consulting—Provides an in-depth understanding of Impact 360 Quality Monitoring’s different configurable options to support current and future customization;

•       Workforce Management Model Validation—Identifies areas within the contact center that can cause the Impact 360 Workforce Management data model to become obsolete (such as attrition, new queues, and additional skill sets); and

•       Workforce Optimization Assessment—Evaluates the people, processes, and technologies within the contact center to determine their efficiency and effectiveness.

The support operation provides customer support services including access to major and minor releases, service packs and hot fixes, remote diagnostics and installation. Customer support is offered in two distinct plans with services that range from 12 hour phone access Monday through Friday to 24 hours, 7 days a week. We provide support services via the telephone, e-mail and via an on-line knowledgebase of product-related information.

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

Maximize sales to existing customers.   We have a large installed base of customers, many of which currently utilize only a subset of our workforce optimization products or have not deployed our products in all of their contact centers or elsewhere throughout their customer service operations. We believe these customers represent a significant opportunity for us to generate additional sales of complementary products and services. Impact 360 has been designed to enable cross-selling and upselling of additional products to customers already utilizing our software. During 2006, we generated approximately 82% of our license revenue through sales to existing customers.

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

Expand our indirect sales channel.   Historically, the majority of our sales have been driven by our direct sales force. In recent years, we have significantly bolstered our indirect sales channel through reseller, distributor and OEM arrangements with key hardware and service providers in the contact center market. For example, Avaya, an OEM provider, bundles our workforce optimization software products with sales of its converged communications (TDM and IP) infrastructure hardware solutions. We have also announced a similar OEM agreement with Nortel and BT (Trading Room Systems). We are also seeking to expand our relationships with and among systems integrators. In addition to broadening our overall sales leverage, we believe these channel partnerships provide an efficient means to enable us to penetrate one of the fastest growing segments in the contact center industry, the small and medium-sized business segment.

Expand our business through strategic acquisitions.   We intend to pursue acquisitions of businesses, technologies and products that we believe will complement our existing operations and enhance our position in the workforce optimization market. In 2003 we acquired Eyretel Plc, which strengthened our market presence internationally and expanded our capabilities in the compliance recording market, and in 2005 we acquired Blue Pumpkin Software, Inc., a leading provider of workforce management products. In 2006 we acquired Demos Solutions Consulting Group Ltd. also known as Demos Solutions (“Demos”) and Exametric, Inc. (“Exametric”), two leaders in supplying enterprise productivity and resource planning solutions to the financial services industry.

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

As of December 31, 2006, we had 301 associates (including 93 contractors) engaged in research and development activities. Research and development expenditures, exclusive of acquired in-process research and development, for the years ended December 31, 2006, 2005 and 2004 were $33.3 million, $26.7 million and $20.8 million, respectively. We anticipate our research and development costs will increase in 2007.

Competition

Our software and services compete in the emerging market for products that record and analyze customer interactions and provide electronic learning applications. This market is intensely competitive and experiences rapid changes in technology. We believe that we compete effectively and that we enjoy a competitive advantage based upon:

•       the functionality and quality of our products,

•       the ease of use and ability of our products to operate with a variety of hardware and software products,

•       our ability as a single vendor to offer a full suite of applications,

•       our ability to implement our products quickly,

•       the responsiveness of our customer support, and

•       our reputation in the marketplace.

Our competitors include:

•                    traditional call-logging vendors;

•                    quality monitoring suppliers to the contact center industry;

•                    workforce management, forecasting and scheduling vendors to the call center, branch banking and back office operations industries;

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

Licenses.   Our licenses are designed to prohibit unauthorized use, copying and disclosure of our software technology. When we license our software to customers, we require license agreements containing confidentiality terms customary in the industry in order to protect our proprietary rights in the software. These agreements generally warrant that the software will materially comply with written documentation. We assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others. We license our products in a format that does not permit the users to change the software code. In addition, because we treat the source code for our products as a trade secret, all employees and third parties who require access to the source code are first required to sign non-disclosure agreements.

Patents.   As of December 31, 2006, we had 13 U.S. and 3 non-U.S patents. We cannot assure you that we will file new patent, trademark or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

Trademarks and service marks.   As of December 31, 2006, we had 11 registered trademarks in the U.S and 7 trademarks registered internationally. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks, or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. We are aware of certain uses, U.S. trademark registrations, and U.S. trademark applications for our “eQuality” trademark and its variations that predate our use and the April 30, 2002 issuance of the U.S. registration for our trademark eQuality®. It is possible that the owner of legal rights resulting from one or more of these prior uses, U.S. trademark registrations, or U.S. trademark applications will bring legal action to challenge our registration of and/or our continued use of the trademark eQuality®, and may also seek compensation for damages resulting from our use of our registered trademark if such challenging party prevails on such a claim. As a result, we cannot assure you that our registration of this trademark will be undisturbed, or that this use will not result in liability for trademark infringement, trademark dilution, and/or unfair competition.

Availability of Reports and Other Information.

Our corporate Web site is http://www.witness.com. We make available on this Web site, free of charge, access to our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. In addition, the Commission’s Web site is http://www.sec.gov. The Commission makes available on its Web site, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our Web site or on the Commission’s Web site is not part of this Annual Report on Form 10-K.

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

Our business and operating results may be adversely affected by our proposed acquisition by Verint.

On February 11, 2007, we signed an Agreement and Plan of Merger with Verint. Pursuant to the Merger Agreement, a wholly owned subsidiary of Verint will merge with and into Witness Systems, Witness Systems will become a wholly owned subsidiary of Verint, and each outstanding share of our common stock will be exchanged for the right to receive $27.50 in cash, less any applicable withholding taxes and without interest.

The Merger is subject to several conditions, including approval by our stockholders, the expiration of applicable waiting periods under antitrust laws and certain other regulatory approvals and other customary closing conditions. We have made customary representations and warranties and covenants in the Merger Agreement, including covenants relating to obtaining the requisite approval of the Company’s stockholders and the conduct of our business between the date of the signing of the Merger Agreement and the closing of the Merger. We anticipate that the Merger will be consummated in the second quarter of 2007.

The announcement of the Merger could have an adverse effect on our revenue if customers delay, defer or cancel purchases pending consummation of the planned Merger. Current and prospective customers could be reluctant to purchase our products and services due to potential uncertainty about the combined company’s product offerings and its support and servicing of our existing products. If our announcement of the Merger causes our customers to delay purchase decisions pending consummation of the planned Merger, our business and operating results could be materially adversely affected. The uncertainty surrounding the proposed Merger may also cause employee turnover or impair our ability to add new employees to the company. Any significant employee turnover or delays in hiring forecasted positions could have an adverse effect on our business and operating results.

If our planned acquisition by Verint is not completed, our business, operating results and stock price may be adversely affected.

If the planned Merger with Verint is not completed, we could suffer a number of consequences that could adversely affect our business, operating results and stock price, including the following:

•       the market price of our common stock could decline following an announcement that the Merger has been abandoned, to the extent that the current market price reflects a market assumption that the Merger will be completed;

•       we could, under certain circumstances, be required to pay Verint a termination fee of approximately $35.5 million;

•       we would remain liable for our costs related to the transaction, such as legal, accounting and certain investment banking fees, and we expect these costs to be significant; and

•       activities relating to the Merger may divert our management’s attention from our business and cause disruptions among our employees and our relationships with customers and business partners,

thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur.

Our operating results for 2001 to 2004 have been adversely impacted by the results of the voluntary review of our stock option practices and grants.

In connection with our recent stock options review, we restated our Consolidated Financial Statements for each of the years ended December 31, 2001 through December 31, 2005, and for the first quarter of 2006. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by us, the related opinions of our independent registered public accounting firm, earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our 2005 Form 10-K/A and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed on February 8, 2007.

Based on the results of the stock option review, we concluded that, pursuant to Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, the accounting measurement dates for certain stock option grants, covering options to purchase approximately 4.6 million shares of our common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants, and we recorded a total of $9.5 million in additional stock-based compensation expense for the years 2000 through 2005. The additional stock-based compensation expense was amortized over the service period relating to each option, typically four years, with approximately 90% of the total expense recorded in years prior to 2004.

These expenses had the effect of decreasing income from operations, net income, and net income per share (basic and diluted) in affected periods in which we reported income, and increasing loss from operations, net loss, and net loss per share in affected periods in which we reported a loss. Further information regarding the effect of the restatement on our Consolidated Financial Statements for various periods is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report.

An SEC inquiry and litigation relating to certain of our stock option grants remain pending and could have an adverse effect on our business, operating results and stock price and may divert the attention of our management and other key employees.

An informal inquiry by the SEC relating to our stock option granting practices remains pending, as does derivative and class action litigation against the Company and certain of our Board of Directors and officers. Although we believe that we have made appropriate corrections to our Consolidated Financial Statements for matters relating to stock options, we cannot rule out the possibility that these proceedings may require further adjustments to the Financial Statements and other disclosures set forth in this Annual Report on Form 10-K. In addition, these proceedings are likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions. The U.S. Attorney’s Office for the Northern District of Georgia has also been given access to the documents and information provided by us to the SEC. Action by the SEC, the U.S. Attorney’s Office or other governmental agencies could result in civil or criminal actions against us and/or certain of our former officers, directors and/or employees and might result in monetary and other sanctions.

As discussed in Note 14 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, civil litigation described in the preceeding paragraph includes allegations, among other, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, we are (with certain exceptions) required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation.

The resolution of the pending investigations by the SEC and U.S. Attorney’s Office, the defense of our pending civil litigation, and the defense of any additional litigation relating to our past stock option practices or the February 2007 restatement of our prior Consolidated Financial Statements could result in significant costs and diversion of the attention of management and other key employees.

The implementation of new accounting rules related to the expensing of stock-based awards negatively impacted our operating results in 2006 and is expected to continue to do so in 2007 and thereafter. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective January 1, 2006. SFAS No. 123(R) requires all share-based payment awards to employees, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our Consolidated Financial Statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to Financial Statements recognition. The adoption of SFAS No. 123(R) may have a significant adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings. Stock-based compensation expense and unvested stock-based compensation will increase to the extent that we increase our work force, grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

As of December 31, 2006, we had 11 registered trademarks in the U.S. and 13 U.S. and 3 non-U.S patents. We cannot assure you that we will file new patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

Third parties have in the past claimed, and it is possible that third parties will in the future claim, that we have infringed their current or future intellectual property. We expect that we and other participants in our industry will be increasingly subject to infringement claims as the number of competitors and products grows. Any claims, with or without merit, which are generally uninsurable, could be time-consuming, result in costly litigation, require us to reengineer or redevelop our software, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could negatively affect our operating results. Any efforts to reengineer our software or obtain licenses from third parties may not be successful, could be extremely costly and would likely divert valuable management and product development resources.

For example, claims have been asserted against us in lawsuits involving Knowlagent, STS and NICE (as described in Item 3, “Legal Proceedings”, of Part I). We cannot assure you that we will be successful in defending against the claims that have been asserted or any other claims that may be asserted. We also cannot assure you that such claims will not have a material adverse effect on our business, financial condition, or operations. Defending infringement claims or other claims involves substantial costs and diversion of management resources. In addition, to the extent we are not successful in defending such claims, we may be subject to injunctions with respect to the use or sale of certain of our products or to liabilities for damages to the claimants or to customers to whom we have indemnification commitments, and we may be required to obtain licenses which may not be available on reasonable terms. In addition, we cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. In addition, users of our software may become subject to claims if our software is alleged to infringe the intellectual property rights of others. These software users could attempt to hold us responsible for these claims and any resulting harm they suffer. If a patent claim against us were to be successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software. Such a result could have a material adverse effect on our business, financial condition and results of operations.

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

•       general economic conditions;

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

We derived revenues of $97.2 million, $84.6 million and $68.1 million in 2006, 2005 and 2004, respectively, from customers located outside the United States. Our operations outside of the United States at December 31, 2006, consisted of operations located in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

We intend to expand our international operations through acquisitions, internal business expansion and strategic business relationships. These efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets or, if we do, we may not be able to grow or to maintain adequate profit margins in these markets. Because of the complex nature of our international expansion, it may adversely affect our business and operating results. International expansion and sales are subject to many risks, including the following:

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

As we further expand our operations outside the United States, we will also face new competitors and competitive environments. In addition to the risks associated with our domestic competitors, foreign competitors may pose an even greater risk, because they may possess a better understanding of their local markets and have better working relationships with local infrastructure providers and others. In particular, because telephone protocols and standards are unique to each country, local competitors will have more experience with, and may have a competitive advantage in, these markets. We may not be able to obtain similar levels of knowledge, which could place us at a significant competitive disadvantage. In addition, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell and deliver our products internationally.

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue, excluding hardware revenue, from our indirect sales channel represented approximately 44% and 41% of total product revenue in 2006 and 2005, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

•       workforce management, forecasting and scheduling vendors to the call center, branch banking and back office operations industries;

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

If we fail to develop new software or improve our existing software, we may not remain competitive.

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

When we sell our software through an original equipment manufacturer, or OEM, our software is embedded in the OEM’s product, which we sometimes refer to as the “environment” for our software. When the OEM’s product uses our software, there is a risk that the “environment” will fail or that it will not achieve the compatibility with our product that we and the OEM seek. If this happens, our software might not function properly, or the OEM might sell less of it, or both, which could have a material adverse effect on our revenues, operating cash flows and the growth of our business.

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

If our advanced compliance recording applications fail to record our customers’ interactions, we may be subject to liability and our reputation may be harmed.

Many of our customers use our advanced compliance recording applications to record and store interactions with customers to provide back-up and verification of transactions and to guard against risks posed by lost or misinterpreted voice communications. These customers rely on our applications to record, store and retrieve voice data in a timely, reliable and efficient manner. If our applications fail to record our customers’ interactions or our customers are unable to retrieve the recordings when necessary, we may be subject to liability and our reputation may be harmed.

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

We have reported material weaknesses in internal controls over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our Consolidated Financials Statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives, Board of Directors and attorneys. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-

generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources. We have reported material weaknesses in internal control over financial reporting which we found in connection with our evaluation of controls and procedures as of December 31, 2006. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Failure to maintain effective internal controls over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

Our stock price has been volatile.

The market price of our common stock has been subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the stock market has experienced significant volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. Any announcement with respect to any adverse variance in revenue or earnings from levels generally expected by securities analysts or investors could have a significant adverse effect on the trading price of our common stock. In addition, factors such as announcements of technological innovations or new products by us, our competitors or third parties, changing conditions in the customer relationship management software market, changes in the market valuations of similar companies, loss of a major customer, additions or departures of key personnel, changes in estimates by securities analysts, announcements of extraordinary events, such as acquisitions or litigation, or general economic conditions may have an adverse effect on the market price of our common stock. With the announcement of our pending Merger with Verint pursuant to which our stockholders would receive a fixed cash price of $27.50 per share of our common stock (less any applicable withholding taxes and without interest), the market price of our common stock may depend more on developments and expectations relating to the probability and timing of completion of the Merger and may be less subject to fluctuation resulting from other changes.

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

Should our proposed Merger with Verint not be consummated our amended and restated certificate of incorporation and bylaws, as well as Delaware law, contain provisions that might enable our management to resist a takeover of our company by some other person or entity. For example, our stockholders cannot take action by written consent or call a special meeting to remove our Board of Directors. In addition, our directors serve for staggered terms, which makes it difficult to remove all our directors at once. Further, in October 2002, our Board of Directors approved, and we implemented, a stockholder rights plan which has the effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors.

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

Item 1B.               Unresolved Staff Comments

We have not received any written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our fiscal year ended December 31, 2006, and therefore no issues remain unresolved.

Item 2.                        Properties

Our principal administrative, marketing, product development, training and support facilities are located in Roswell, Georgia, a suburb of Atlanta, where we lease approximately 96,400 square feet under a lease that expires in 2007. We occupy approximately 26,000 square feet in Leatherhead, United Kingdom under a lease that expires in 2014, which includes administrative, marketing, product development and support facilities. In addition, we lease offices in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, Singapore, and the United Kingdom. We believe our facilities are in good operating conditions, suitable and adequate for our current and expected near-term requirements.

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

On July 20, 2004, STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE Systems, Ltd. (“NICE Ltd.”), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us (“New York Action”). The New York Action asserts that our products, including eQuality ContactStore for IP, infringe United States (“U.S.”). Patent No. 6,122,665 (“the ‘665 patent”) and seeks only injunctive, not monetary, relief. On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District Georgia (“Georgia Action”). We seek a declaration from the court that we have not infringed any valid claim of the ‘665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. On July 7, 2005, the Court also granted STS leave to amend its complaint to add three patents to the dispute, namely: U.S. Patent Nos. 6,865,604; 6,871,229; and 6,880,004 (respectively, “the ‘604 patent,” “the ‘229 patent,” and “the ‘004 patent”; collectively, “the STS patents”), again seeking solely injunctive relief. We answered the first amended complaint and asserted counterclaims on July 29, 2005, collectively, through which we deny infringement of any valid claim of the STS patents and seek a declaration to that effect. The Court entered its claim construction ruling on January 16, 2007, and the case is progressing through its remaining discovery phases.

On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. (“NICE Inc.”), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement. Specifically, we have alleged that NICE products, including the NiceUniverse products that include screen capture and synchronized screen and voice capture technologies, infringe claims of U.S. Patent Nos. 5,790,798 (“the ‘798 Patent”) and 6,510,220 (“the ‘220 Patent”), both entitled “Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location.” We have sought an injunction and money damages for NICE’s infringement of these two patents. NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity. Since then, on February 24, 2005, we filed suit against NICE Ltd. because of its infringing activities in violation of the ‘798 and ‘220 patents, including importation of the accused NICE products. By order dated April 5, 2005, the court has consolidated the NICE Inc. and NICE Ltd. actions. The Court entered its claim construction ruling on January 5, 2007, and the case is progressing through its remaining discovery phases.

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

On December 27, 2006, NICE Systems, Inc. and NICE Systems Ltd. (collectively, “NICE”), filed a declaratory judgment action against us in the U.S. District Court for the Northern District Georgia, relating to U.S. Patent No. 6,757,361 (“the ‘361 Patent”), entitled “Signal Monitoring Apparatus Analyzing Voice Communication Content.”  NICE seeks a declaration from the court that the claims of the ‘361 Patent are invalid, and that NICE has not infringed any valid claim of the ‘361 Patent. The Company has moved to dismiss or stay the case while a previously filed reissue proceeding remains pending in the Patent Office. The motion remains pending.

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia (Atlanta Division) naming Witness Systems, Inc. (the “Company”) as a nominal defendant and naming all of our current Board of Directors and a number of our current officers as defendants. Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.). The complaint alleges purported violations of federal and state law, including breaches of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by the Company. The complaint seeks monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing the Company to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On November 15, 2006, the Company and the other defendants filed a motion to dismiss the complaint in its entirety on a variety of grounds, including plaintiffs’ failure to allege demand futility. Rather than respond to that Motion, plaintiffs on January 9, 2007 filed an Amended Complaint. On March 9, 2007, the Company and the other defendants filed a motion to stay or dismiss the amended complaint.

A class action securities lawsuit has been filed by an individual on August 14, 2006 claiming to be a stockholder of the Company naming the Company and certain of its Board of Directors and officers as defendants in connection with certain stock option grants made by the Company. Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.). The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. A lead plaintiff has been designated, and the Amended Complaint is due on March 26, 2007. The Company and the other defendants will respond to the complaint when appropriate.

On October 27, 2006, the Company received a notice of informal nonpublic inquiry from the Securities and Exchange Commission requesting certain documents and information relating to the company’s stock option grant practices from February 2000 to the present. We intend to cooperate fully with all matters related to this request.

On March 14, 2007, the Company was served with a complaint by Doron Aspitz, the former chief executive officer of Blue Pumpkin Software, Inc., in California Superior Court for the County of Santa Clara (Case No. 107CV078480). The complaint names the Company as defendant and purports to assert eight causes of action, for promissory estoppel, promissory fraud, negligent misrepresentation, breach of fiduciary duty, vote buying, violation of Section 17200 of the California Business and Professions Code, violation of Section 1101 of the California general Corporation Law, and unjust enrichment. The complaint purports to seek over $5.0 million in compensatory damages as well as other unquantified punitive and exemplary damages, disgorgement, and attorneys’ fees and costs. The complaint was filed on or about January 19, 2007 but no effort was made to serve the complaint until approximately mid-March 2007, and no response is presently due. The Company will respond to the complaint at an appropriate time and intends to contest the complaint vigorously.

From time to time we may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business that might impact on our financial position, our results of operations, or our cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5.                        Market for Our Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock—Listing on the Nasdaq Stock Market

Our common stock trades on the Nasdaq Stock Market under the symbol “WITS”. As of December 31, 2006, due to our delay in filing our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we were not in compliance with the Nasdaq Stock Market filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). We have since filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and by letter dated February 15, 2007, the Nasdaq Listing Hearing and Review Council notified us of its determination that we have demonstrated compliance with all Nasdaq Marketplace Rules. The letter further states that the previously reported delisting proceedings with respect to our securities are now closed and that our securities will continue to be listed on the Nasdaq Stock Market.

The following table sets forth, the high and low sale price per share of the common stock on the Nasdaq Stock Market in each of the last eight quarters:

	High	Low
Year Ended December 31, 2006:
Fourth quarter	$20.01	$15.17
Third quarter	$20.37	$12.76
Second quarter	$25.33	$18.07
First quarter	$25.48	$18.61
Year Ended December 31, 2005:
Fourth quarter	$22.12	$18.28
Third quarter	$21.10	$16.90
Second quarter	$18.58	$15.68
First quarter	$20.00	$16.11

The closing sale price of our common stock as reported by the Nasdaq Stock Market on March 8, 2007 was $26.51.

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

Holders.   As of March 8, 2007, we had 118 holders of record of our common stock. We believe that we have more than 5,000 beneficial owners.

Issuer Purchases of Equity Securities

In 2002, our Board of Directors authorized a stock repurchase program to spend up to $10.0 million to repurchase our common stock. As of December 31, 2006, we had repurchased 1.0 million shares of our common stock for $3.1 million, which were retired. As at December 31, 2006, 6.9 million shares are available for repurchase, however, we have not repurchased our common stock since 2003 and do not presently plan to repurchase additional common stock.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the equity securities of companies included in the Nasdaq composite index and Research Data Group (“RDG”) Software composite index. The RDG Software composite index is comprised of over 80 publicly traded software companies including Adobe Systems, Citrix Systems, Comverse Techlology, Microsoft Corp., Oracle Corp. and SAP AG. The graph assumes an investment of $100 on December 31, 2001. We have not declared any dividends in the period represented in this performance graph. The performance graph represents past performance and is not necessarily indicative of future price performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Witness Systems, Inc., The NASDAQ Composite Index
And The RDG Software Composite Index

*                    $100 invested on 12/31/01 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Witness Systems, Inc.	100.00	25.83	69.59	131.08	147.67	131.61
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
RDG Software Composite	100.00	69.77	86.91	97.48	97.30	107.31

Item 6.                        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (in thousands, except for per share data):

	Year Ended December 31,
	2006(a)	2005(b)	2004	2003(c)	2002
Statement of Operations Data:
Revenue:
Product	$85,850	$74,186	$57,620	$46,238	$33,383
Services	135,933	111,142	83,715	61,799	34,303
Total revenue	221,783	185,328	141,335	108,037	67,686
Cost of revenue:
Product	18,875	19,130	13,784	11,580	1,132
Services	52,662	42,361	32,645	24,413	12,615
Total cost of revenue	71,537	61,491	46,429	35,993	13,747
Gross profit	150,246	123,837	94,906	72,044	53,939
Operating expenses:
Selling, general and administrative	114,951	85,995	65,808	60,823	41,624
Research and development	33,307	26,717	20,816	18,267	15,460
Merger-related and integration costs	2,702	4,532	498	7,865	—
Acquired in-process research and development	760	9,000	—	7,840	—
Operating (loss) income	(1,474)	(2,407)	7,784	(22,751)	(3,145)
Interest and other income, net	5,180	860	1,206	1,303	1,570
Income (loss) before provision for income taxes	3,706	(1,547)	8,990	(21,448)	(1,575)
(Benefit) provision for income taxes	(3,752)	3,024	312	307	261
Net income (loss)	$7,458	$(4,571)	$8,678	$(21,755)	$(1,836)
Net income (loss) per share:
Basic	$0.22	$(0.17)	$0.37	$(0.99)	$(0.08)
Net income (loss) per share:
Diluted	$0.20	$(0.17)	$0.33	$(0.99)	$(0.08)
Weighted-average common shares outstanding:
Basic	33,687	27,221	23,361	21,991	22,626
Diluted	36,533	27,221	26,084	21,991	22,626
Balance Sheet Data:
Cash and cash equivalents	$73,888	$111,751	$42,641	$21,517	$30,089
Working capital	125,497	119,115	60,114	28,697	59,435
Total assets	324,593	264,394	124,499	104,035	87,141
Total stockholders’ equity	245,477	202,284	74,374	49,995	65,074

(a)           We commenced the consolidation of Demos and Exametric, Inc. on October 2, 2006.

(b)          We commenced the consolidation of Blue Pumpkin Software, Inc. and Optimis Group Limited on January 25, 2005 and May 24, 2005, respectively.

(c)           We commenced the consolidation of Eyretel plc on March 22, 2003.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under Item1A “Risk Factors” beginning on page 10. The following will be discussed and analyzed:

•       Stock Option Practices and Restatement of Consolidated Financial Statements

•       Overview

•       Critical Accounting Policies and Estimates

•       Recent Accounting Pronouncements

•       Results of Operations

•       Liquidity and Capital Resources

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

In addition to the Special Committee investigation, the Company, with the assistance of outside legal counsel, reviewed the Company’s stock option practices and grants for the periods subsequent to August 31, 2002. This review evaluated 90 percent of the 11.1 million options granted after August 31, 2002. The review was designed not only to provide a high degree of grant review coverage, but also to appropriately assess the propriety of measurement dates for each of the various types of options granted during this period. Among others, option grant types covered included: 1) new employee grants in connection with the acquisition of businesses; 2) semi-annual employee ranking grants; 3) routine non-officer grants for such events as new hires, promotions, sales achievement, etc; and 4) officer grants, including grants to the Company’s then Chief Executive Officer (“CEO”). This review did not find fraud or intentional misrepresentation in the financial reporting relating to option grants but identified errors in the determination of measurement dates. However, such errors were relatively immaterial and did not exhibit evidence of selection of a favorable grant date and price in hindsight.

In those instances during the two review periods where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the redetermined measurement date, in accordance with APB No. 25 and related interpretations, we concluded that we should have recorded stock-based compensation expense which was not accounted for in our previously issued Consolidated Financial Statements.

As a result of the findings described above, our restated Consolidated Financial Statements as of December 31, 2005 reflected a cumulative decrease in net income of approximately $9.5 million for the years 2000 to 2005 due to non-cash adjustments to stock-based compensation expense. The stock-based compensation expense is primarily based on APB No. 25 which are intrinsic value based charges that are amortized over the vesting terms of the stock options. In connection with the restatement, we identified additional adjustments that needed to be recorded to our historical Consolidated Financial Statements. These adjustments consisted primarily of purchase accounting relating to acquisition of Blue Pumpkin, income taxes and miscellaneous other items. The cumulative effect of the restatement adjustments on our Consolidated Balance Sheet as of December 31, 2005 resulted in an increase in the accumulated deficit of $10.5 million, an increase in additional paid-in capital of $5.8 million and increases in assets and liabilities of $2.8 million and $7.5 million, respectively. Although there were no option measurement dating issues, our 2006 Consolidated Financial Statements are impacted by option grants in prior years where the measurement dates have been adjusted.

As a result of the Special Committee’s review, we restated our Consolidated Financial Statements for each of the years ended December 31, 2001 through December 31, 2005, and for the first quarter of 2006. Accordingly, you should not rely on financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by us, the related opinions of our independent registered public accounting firm, earnings press releases and similar communications issued by us, for periods ended on or before March 31, 2006, all of which have been superseded in their entirety by the information contained in our 2005 Form 10-K/A and our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, each filed February 8, 2007.

Overview

We are a leading provider of workforce optimization software and services that help businesses capture customer intelligence and optimize their work performance. Our Impact 360 solution features quality monitoring, compliance and IP recording, workforce management, performance management and e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives (“CSRs”) wherever they may be located in the enterprise. Our full-time compliance applications are designed to record high volume voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs in a contact center, branch bank or back office operations. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products. Primarily deployed in contact centers—as well as the remote, branch and back offices of global organizations, the workforce optimization solution captures, analyzes and enables users to share and act on cross-functional information across the enterprise. With Impact 360, organizations can improve interactions and the underlying back-office processes that enhance the customer experience and build customer loyalty.

Our Impact 360 solution is an integrated offering of software products that provide comprehensive workforce optimization functionality, including quality monitoring and high-volume compliance recording, workforce management, performance management and electronic learning, or e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their CSRs wherever they may be located in the enterprise. Our high-volume compliance applications are designed to record high volume, full-time performance of the voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products.

We derive product revenue by licensing software and derive services revenue by providing related installation, training, consulting, and maintenance services. We also derive a relatively small portion of product revenue by selling hardware to customers. The majority of our product revenue is derived from recording, quality monitoring (“QM”) and workforce management (“WFM”) software. We sell our products through our direct sales force and through our indirect sales channels. Our indirect sales channels consist of distributors, resellers, systems integrators and Original Equipment Manufacturers (“OEM”). Distributors and resellers purchase product from us at a discount and then resell our products to end-users (or, in the case of distributors, to other resellers) and referral partners are paid a fee for referring sales leads to us or for assisting us in a sales order. Systems integrators are information technology (“IT”) consulting service companies who recommend our products during client engagements. Through OEM agreements, we co-develop products, which are sold by the OEM as part of their portfolio of products.

We intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market. In 2006, 2005 and 2004, approximately 44%, 41% and 32%, respectively, of our license revenue has been derived from the indirect sales channel.

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

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to the Merger Agreement and Plan of Reorganization, dated December 16, 2004 (the “Blue Pumpkin Merger Agreement”), we paid $36 million in cash which was funded from our existing cash and investments and issued 1.9 million shares of Witness’ common stock valued at $33.5 million (measured based on the date the stock consideration became fixed pursuant to the application of a formula specified in the Blue Pumpkin Merger Agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Pursuant to the Blue Pumpkin Merger Agreement, cash of $4 million and 210,000 shares of common stock valued at approximately $3.7 million on the date of acquisition were placed into escrow and was released to Witness during the month of March 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims from the settlement of IEX Corporations’s (“IEX”) litigation. See Note 5 of the Consolidated Financial Statements included elsewhere in this report for discussion of the Blue Pumpkin acquisition.

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

On October 2, 2006, we acquired Exametric, a leading software solutions company specializing in workforce management and optimization for the financial services industry. The total consideration paid for Exametric was cash of approximately $23 million. Approximately $2.4 million of the aggregate consideration will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date. The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties, covenants and certain transaction costs.

On October 2, 2006, we acquired Demos, a leading productivity solution provider for the financial services industry. The total purchase consideration in 2006 for Demos was cash of approximately $6.3 million, including $0.3 million earned in 2006 as part of the potential for an earn-out of approximately $18.0 million based on the growth of the business over the next several years. Ten percent (10%) of the initial consideration plus ten percent (10%) of any earn-out earned will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date. The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties and covenants.

During 2006, 2005 and 2004, 44%, 46% and 48%, respectively, of our revenue was derived from customers outside the United States. We had 838 full-time employees, excluding approximately 93 contractors located in the Asia-Pacific region, at December 31, 2006, compared to 619 at December 31, 2005 and 485 at December 31, 2004. As of December 31, 2006, 316 full-time employees were located outside the United States.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, accounting policies and judgments including those related to revenue recognition, the collectibility of receivables, accounting for acquisitions, impairment of long-lived assets, income taxes and stock-based compensation to ensure that our Consolidated Financial Statements are presented fairly and in accordance with generally accepted accounting Principles. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions and such differences could be material. Management believes that the following accounting policies and estimates are critical to understanding and evaluating our reported financial results. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition.   We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is primarily derived from licensing software and providing related services including maintenance. We also derive a relatively small portion of product revenue by selling hardware to customers. Product revenue, which includes software and hardware, is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. We report hardware revenue gross in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting since we generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to its fair value until those elements are delivered. Consequently, product revenue for the software and hardware is recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. For customer orders that include hardware, hardware revenue is accounted for as a separate unit of accounting in accordance with guidance provided in EITF 00-21.

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

Accounting for Acquisitions.   Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and integration costs. In recording the Blue Pumpkin and Optimis acquisitions in 2005 and the Demos and Exametric acquisitions in 2006, significant judgment was required in estimating:

•       valuation of deferred revenue,

•       valuation of intangible assets and acquired in-process research and development, and

•       other liabilities existing at the time of acquisition.

Changes to purchase price estimates, including contingent purchase price earn-outs, are reflected as adjustments to goodwill and/or other acquired assets to the extent information was requested but not received at the date of acquisition. Other adjustments are reflected in our results of operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if circumstances indicate their value may no longer be recoverable.

Impairment of Long-Lived Assets.   Long-lived assets, such as property and equipment and intangible assets, are accounted for in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. Useful lives of amortizable intangible assets are reviewed annually with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life. Recoverability of assets to be held and used would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining the results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Accounting for Income Taxes.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and the expected benefits of net operating loss and credit carry forwards. SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Historically, we have provided a complete valuation allowance against the deferred income tax asset. We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carry forwards, and adjust our valuation allowance, if necessary.

As of December 31, 2006, we eliminated $7.3 million of the valuation allowance related to deferred income tax assets in the UK. The utilization of deferred tax assets, primarily net operating loss carry forwards arising from acquisitions, results in a reduction in goodwill and the recognition of tax expense associated with the purchased deferred tax assets.

The utilization of net operating loss carry forwards generated by the tax deduction for stock option exercises results in an increase to additional-paid-in-capital and the recognition of tax expense. Under SFAS No. 123(R), Share-Based Payment, the realization of tax benefits resulting from stock option exercises results in an increase to additional-paid-in-capital and the recognition of tax expense. Under SFAS No. 123(R), we will continue to follow the with-and-without approach and consider the impact of excess stock option deductions last when computing our income tax provision. Due to the existence of net operating loss carry forwards, $5.0 million of income tax benefits originating from stock option deductions have not reduced taxes payable and, therefore, have not been realized or recorded in 2006.

Estimates and judgments are required in determining our worldwide income tax provision. In the ordinary course of conducting business globally, there are many transactions and calculations whose ultimate tax outcome cannot be certain. Although we believe our estimates and judgments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

Stock-Based Compensation.   On January 1, 2006, we adopted SFAS No.123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and shares made available through the employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using Black-Scholes option-pricing model. The fair value of share-based awards is affected by stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. We adopted SFAS No. 123(R) using the modified prospective transition method. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R).

In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). This statement requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $13.8 million. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FSP123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123(R).

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for fiscal years ending after November 15, 2006. SAB 108 requires the utilization of a dual-approach to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement assessment and a balance sheet assessment. Upon our adoption of SAB 108 as of December 31, 2006, we determined that we needed to record a $1.4 million cumulative adjustment, net of tax of $0.5 million, to decrease our opening accumulated deficit balance for the year 2006. This adjustment was to correct certain prior year differences that had previously been considered immaterial to the 2005 and 2004 Consolidated Financial Statements. See Note 1, “Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included elsewhere in this report for discussion of Recent Accounting Pronouncements.

Results of Operations

The table below shows operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenue:
Product	39%	40%	41%
Services	61	60	59
Total revenue	100	100	100
Cost of revenue:
Product	8	10	10
Services	24	23	23
Total cost of revenue	32	33	33
Gross profit	68	67	67
Operating expenses:
Selling, general and administrative	52	46	47
Research and development	15	15	15
Merger-related and integration costs	1	2	0
Acquired in-process research and development	0	5	0
Operating income (loss)	0	(1)	5
Interest and other income, net	2	1	1
Income before provision for income taxes	2	0	6
(Benefit) provision for income taxes	(1)	2	0
Net income (loss)	3%	(2)%	6%

Impact of Demos, Exametric, Blue Pumpkin and Optimis Acquisitions

The acquisition of Demos and Exametric in 2006 increased our reported revenues in 2006 by an estimated $4.5 million. Operating expenses, expressed as a percentage of total revenue, increased in 2006 compared to the same period in 2005 due to a charge of $0.8 million in acquired in-process research and development costs, an increase of $0.5 million in merger-related and integration costs and additional intangible asset amortization of $0.9 million, all related to these 2006 acquisitions.

The acquisition of Blue Pumpkin and Optimis in 2005 increased our reported revenues in 2005 by an estimated $25 million. Operating expenses increased in 2005 compared to the same period in 2004 due to a charge of $9.0 million in acquired in-process research and development costs, an increase of $3.7 million in merger-related and integration costs and additional intangible asset amortization of $9.3 million, all related to these 2005 acquisitions.

Total revenue

Total revenue increased by 20% to $221.8 million in 2006 compared to 2005 and 31% to $185.3 million in 2005 compared to 2004. The increase in total revenue can be attributed to acquisitions and the continued growth of our business. Effective April 1, 2006, we began recognizing revenue from one OEM partner upon receipt of valid purchase orders versus royalty reports because it was determined, based on the Company’s historical experience with this particular partner, that fixed and determinable pricing exists at the time the order is placed by the partner. The number of installed customer sites grew to 4,700 sites at the end of 2006 from 4,209 sites at the end of 2005 and 2,799 sites at the end of 2004. International revenue increased 15% in 2006 compared to 2005 and 24% in 2005 compared to 2004.

Product revenue

Product revenue includes hardware and software revenue. Although hardware sales are incidental to our business, we expect that we will continue to sell hardware to our existing customers as well as to new customers whose preference is to make joint purchases of hardware and software. It is difficult to estimate future hardware revenue due to its incidental nature.

Product revenue, excluding hardware revenue of $8.0 million in 2006, $5.7 million in 2005 and $7.6 million in 2004, increased 14% and 37% in 2006 and 2005, respectively, compared to prior years. The increase in software revenue growth in 2006 is largely attributed to our expanded product line, particularly Impact 360, as well as additional revenue recognized from the indirect sales channel. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function. We periodically review our revenue recognition policy with regard to our indirect sales channel in order to account for current trends surrounding collectability.

Product revenue as a percentage of total revenue has decreased slightly over the past three years due to increased services revenue, as discussed below. Our product pricing has remained relatively consistent over the past three years. The percentage of product revenue, excluding hardware revenue, derived from our indirect sales channel increased to 44% in 2006 from 41% in 2005 and 32% in 2004. This increase results from our strategy to expand our indirect sales channels.

New customers accounted for 18%, 25% and 22%, respectively, of product revenue, excluding hardware revenue, in 2006, 2005 and 2004, with the balance of revenue representing follow-on revenue from our existing customer base. We receive follow-on revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. We expect to generate the majority of our product revenue from existing customers during 2007.

Services revenue

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 22% to $135.9 million in 2006 compared to 2005 and 33% to $111.1 million in 2005 compared to 2004. The increases were due to installation and training services related to new product sales and to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate during 2007. Our services pricing has remained consistent over the past three years. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, in 2007.

Total cost of revenue

Total cost of revenue increased 16% to $71.5 million in 2006 compared to 2005 and 32% to $61.5 million in 2005 compared to 2004. Expressed as a percent of revenue, gross profit margins were 68% in 2006 and 67% in 2005 and 2004. The increase in gross profit margin in 2006 resulted primarily from productivity gains achieved in the professional services organization, offset by an inclusion of stock-based compensation expense of $2.2 million. Excluding hardware, stock-based compensation and the amortization of intangible assets resulting from acquisitions, gross profit margins have remained consistent at 74% in 2006, 2005 and 2004. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant in 2007.

Cost of product revenue

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs. Amortization of acquired technology was $7.4 million in 2006 and $9.2 million in 2005 and $4.4 million in 2004. The decrease in amortization in 2006 was attributable to a portion of the technology acquired in the 2003 Eyretel acquisition becoming fully amortized during the year. The increase in the amortization of acquired technology in 2005 was largely due to the acquisition of Blue Pumpkin.

Cost of hardware revenue was $8.1 million $5.8 million and $7.3 million in 2006, 2005 and 2004, respectively. The increase in cost of hardware revenue in 2006 corresponds to the increase in hardware product revenue in 2006. Cost of software revenue, decreased 19% in 2006 compared to 2005 and increased 24% in 2005 compared to 2004. The year-over-year cost of software revenue fluctuation results from the royalties due to third parties for software included in our product offerings which vary period-over-period in proportion to the sales of certain software products. Expressed as a percentage of software revenue, the cost of software revenue was 4%, 6% and 4% in 2006, 2005 and 2004, respectively. As we develop upgrades of our existing products and add new offerings to our product suite, we may add additional third-party technology into our products, which would increase the cost of software revenue in the future.

Cost of services revenue

Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses, stock-based compensation and benefits. Cost of services revenue increased 24% to $52.7 million in 2006 compared to 2005. The increase in 2006 is consistent with the increase in services revenue and is due primarily to an increase in the number of employees engaged in customer support services and the inclusion of $2.2 million stock-based compensation expense. Cost of services revenue increased 30% to $42.4 million in 2005 compared to 2004 due primarily to an increase in the number of employees and contractors engaged in customer support services mainly as a result of the Blue Pumpkin and Optimis acquisitions. Cost of services revenue as a percentage of services revenue was 39%, 38% and 39% in 2006, 2005 and 2004, respectively. We anticipate that our services margins will remain relatively constant in 2007. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangibles, stock-based compensation expense and provisions for bad debt expense. SG&A expense increased 34% to $115.0 million in 2006 compared to 2005 due to the inclusion of $9.2 million stock-based compensation expense, an increase in legal and professional fees, accrued expense associated with severance to be paid to the former CEO and higher staffing levels. Legal and professional fees in 2006 include $5.5 million related to the stock option review matter. We have Directors and Officers insurance coverage that is provided for defense fees and costs incurred in connection with the class action and derivative action (the “litigation”) made against Witness as a result of the stock option review matter. However, in accordance with SFAS No. 5, Accounting for Contingencies, we have concluded that an insurance reimbursement receivable cannot be recorded at this time due to uncertainties relating to the recovery that is neither probable nor estimatable as of December 31, 2006. SG&A expense increased 31% to $86.0 million in 2005 compared to 2004 due primarily to higher amortization expenses and the increased size of our Company after the acquisitions of Blue Pumpkin and Optimis.

Research and Development.   Research and development (“R&D”) expense consists primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are generally expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives to cost of product revenue. As of December 31, 2006 and 2005, $0.7 million and $0.5 million, respectively, in software development costs were capitalized of which $0.6 million and $0.5 million were amortized to cost of product revenue in 2006 and 2005, respectively. R&D expense increased 25% to $33.3 million in 2006 compared to 2005, primarily due to the increased number of employees engaged in research and development activities and the inclusion of $2.4 million stock-based compensation expense in 2006. R&D expense increased 28% to $26.7 million in 2005 compared to 2004 primarily due to the increased number of employees engaged in research and development activities as a result of the Blue Pumpkin acquisition. We expect total R&D expense to increase in absolute dollars but decrease as a percentage of total revenue during 2007 as compared to 2006.

Merger-Related and Integration Costs.   We incurred merger-related and integration costs of $2.7 million in 2006, primarily due to the Blue Pumpkin, Demos and Exametric acquisitions. We incurred merger-related and integration costs of $4.5 million in 2005 due to the Blue Pumpkin and Optimis acquisitions, and $0.5 million during 2004 due to the Eyretel acquisition. The 2006 and 2005 merger-related and integration costs are comprised primarily of costs of transitional employees and other contractors, travel, legal and advertising costs.

Acquired In-Process Research and Development.   During 2006 and 2005, we estimated that $0.8 million and $9.0 million of the purchase price of Exametric and Blue Pumpkin, respectively, represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility as defined by SFAS No. 86, Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed, and had no alternative future use. Accordingly, these amounts were immediately charged to expense upon consummation of the acquisition. The value of the IPR&D was determined with the assistance of an independent third-party appraiser by utilizing a discounted cash flow methodology, focusing on the income-producing capabilities of the in-process technologies and taking into consideration: stage of completion; complexity of work to date and to complete; anticipated product development and introduction schedules; forecasted product sales cycles; internal and external risk factors; revenue and operating expense estimates; contributory asset charges, and costs already incurred and the expected costs to complete.

Interest and Other Income, Net

Interest and other income, net for year 2006, 2005 and 2004, respectively is as follows (in thousands):

	2006	2005	2004
Interest income	$6,405	$1,137	$1,010
Foreign currency (loss) gain	(966)	(173)	256
Other expense	(259)	(104)	(60)
	$5,180	$860	$1,206

The increase in interest income in 2006 is due to higher cash and investment balances resulting from our sale of additional common stock in December 2005. Higher foreign currency losses in 2006 resulted from a weakening U.S dollar against other currencies, particularly the British pound sterling.

Provision for Income Taxes

We recorded a provision for federal alternative minimum tax, deferred taxes and foreign income tax in 2006, a provision for federal alternative minimum tax and foreign income tax in 2005, and a provision for foreign income tax in 2004, net of federal tax benefits. Of the ($3.8) million provision benefit for the year ended December 31, 2006, ($4.7) million relates to the provision for foreign deferred taxes. Specifically, ($4.4) million relates to the release of the valuation allowance for deferred tax assets of the Company’s primary U.K. subsidiary, Witness Systems Ltd. The remaining $0.6 million of the tax provision relates primarily to current federal alternative minimum tax, current foreign taxes, and customer withholding tax.

The provision for income taxes in 2006, 2005 and 2004 benefited from the utilization of net operating loss carryforwards from prior years. We have net operating loss carry forwards aggregating $78.1 million for U.S. income tax purposes and $31.0 million for foreign income tax purposes remaining as of December 31, 2006. We expect that the provision for income taxes in 2007 will benefit from the utilization of these net operating loss carry forwards. However, the utilization of certain net operating loss carry forwards arising from acquisitions may result in the recognition of deferred income tax expense.

Quarterly Results of Operations

The following tables present unaudited quarterly statements of operations data for each of the last eight quarters in the two-year period ended December 31, 2006, as well as the percentage of total revenue represented by each item. The information has been derived from our unaudited Consolidated Financial Statements, which have been prepared on substantially the same basis as the audited Consolidated Financial Statements contained in this report. The unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments that we consider to be necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2006(a)	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005(b)	Mar. 31, 2005(b)
	(in thousands)
Revenue:
Product	$26,614	$17,334	$22,063	$19,839	$20,594	$18,306	$18,918	$16,368
Services	37,749	33,792	32,765	31,627	30,255	28,843	27,253	24,791
Total revenue	64,363	51,126	54,828	51,466	50,849	47,149	46,171	41,159
Cost of revenue:
Product	5,510	3,578	5,209	4,578	5,327	4,543	4,928	4,332
Services	15,157	12,951	12,799	11,755	11,223	10,810	10,793	9,535
Total cost of revenue	20,667	16,529	18,008	16,333	16,550	15,353	15,721	13,867
Gross profit	43,696	34,597	36,820	35,133	34,299	31,796	30,450	27,292
Operating expenses:
Selling, general and administrative	37,407	26,461	25,874	25,209	22,753	21,667	21,577	19,998
Research and development	9,107	8,142	8,080	7,978	6,679	6,945	6,895	6,198
Merger-related and integration costs	511	(31)	131	2,091	889	1,059	925	1,659
Acquired in-process research and development	760	—	—	—	—	—	—	9,000
Operating (loss) income	(4,089)	25	2,735	(145)	3,978	2,125	1,053	(9,563)
Interest and other income, net	887	1,550	1,472	1,271	421	245	56	138
(Loss) income before provision for income taxes	(3,202)	1,575	4,207	1,126	4,399	2,370	1,109	(9,425)
(Benefit) provision for income taxes	(2,691)	(1,020)	(218)	177	552	1,822	617	33
Net (loss) income	$(511)	$2,595	$4,425	$949	$3,847	$548	$492	$(9,458)

(a)           We commenced the consolidation of Demos and Exametric on October 2, 2006.

(b)          We commenced the consolidation of Blue Pumpkin Software, Inc and Optimis on January 25, 2005 and May 23, 2005, respectively.

	Three Months Ended
	Dec. 31, 2006(a)	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005(b)	Mar. 31, 2005(b)
	(as a percentage of total revenue)
Revenue:
Product	41%	34%	40%	39%	40%	39%	41%	40%
Services	59	66	60	61	60	61	59	60
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	9	7	10	9	10	10	11	11
Services	23	25	23	23	22	23	23	23
Total cost of revenue	32	32	33	32	32	33	34	34
Gross profit	68	68	67	68	68	67	66	66
Operating expenses:
Selling, general and administrative	58	52	47	49	45	46	47	48
Research and development	14	16	15	15	13	15	15	15
Merger-related and integration costs	1	—	—	4	2	2	2	4
Acquired in-process research and development	1	—	—	—	—	—	—	22
Operating (loss) income	(6)	0	5	0	8	4	2	(23)
Interest and other income, net	1	3	3	2	1	1	0	0
(Loss) income before provision for income taxes	(5)	3	8	2	9	5	2	(23)
(Benefit) provision for income taxes	(4)	(2)	0	0	1	4	1	0
Net (loss) income	(1)%	5%	8%	2%	8%	1%	1%	(23)%

(a)           We commenced the consolidation of Demos and Exametric on October 2, 2006.

(b)          We commenced the consolidation of Blue Pumpkin Software, Inc and Optimis on January 25, 2005 and May 23, 2005, respectively.

The increase in total revenue in the fourth quarter of 2006 reflects the consolidation of Demos and Exametric, which were acquired in October 2006. The increase in total revenue, beginning in the first and second quarters of 2005, reflects the consolidation of Blue Pumpkin and Optimis, which were acquired in January and May 2005, respectively. Our second and fourth quarters generally have higher product revenue than the first and third quarters due to our customers’ budgeting and spending patterns.

Our quarterly operating results, particularly product revenues, have experienced significant fluctuations in the past, and we expect that this pattern will continue in the future. For instance, quarterly results may fluctuate based on the timing of sales due to customer calendar-year budgeting cycles, slow summer purchasing patterns and compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas. As a result of the foregoing and other factors, we believe that quarter-to-quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.

Liquidity and Capital Resources

In March 2007, we reduced our line of credit from $15.0 million to $2.0 million and extended the maturity date on the $2.0 million line of credit to March 2008. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% on December 31, 2006, or LIBOR plus

300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of December 31, 2006, we were in compliance with all bank covenants.

As of December 31, 2006, we had no amounts outstanding under the line of credit and the amount available for borrowing was $14.0 million, which was net of outstanding letters of credit of $1.0 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million ($0.6 million) letter of credit securing our premises leased in the United Kingdom.

We anticipate spending at least $8.0 million in capital expenditures in 2007 primarily for computer equipment and software. We believe that our capital expenditures may increase over the next several years as we expand our facilities and acquire equipment to support the expansion of our research and development activities and internal management and information systems. We believe that our existing cash and investment balances, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditures for at least the next twelve months.

On February 11, 2007, we entered into a definitive agreement under which Verint will acquire Witness for $27.50 per share in cash, less any applicable withholding taxes, without interest. Verint currently expects to fund the Merger through up to $650 million in senior secured debt financing from Lehman Brothers, Deutsche Bank, Credit Suisse and certain of its affiliates. Comverse Technology, the 57% majority stockholder in Verint, has committed to finance up to $293 million of the purchase price through the purchase of additional equity in Verint in the form of preferred stock. The remainder will be paid for with existing cash from the combined company. The Merger is expected to close in the second quarter of 2007, pending approvals from regulators and Witness stockholders.

The restatement of our Consolidated Financial Statements, as a result of the findings of our stock option review and certain other matters, did not materially or adversely affect our liquidity or capital resources.

Market Risk

Our market risk exposure primarily relates to fluctuations in foreign exchange rates and interest rates. As of December 31, 2006, we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations. Due to the relative strength of foreign currencies compared to the U.S. dollar during 2006 and 2004, foreign currency translations contributed $2.5 million and $3.4 million to our cash balances at December 31, 2006 and 2004, respectively. Due to the relative weakness of foreign currencies compared to the U.S. dollar, the translation of our subsidiaries cash denominated in foreign currencies reduced our 2005 cash balances by $2.3 million. Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom that conduct transactions in either the local currency of the location or U.S. dollars. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Cumulative translation adjustment changes resulted in an increase of $3.4 million and a decrease of $1.9 million in stockholders’ equity in 2006 and 2005, respectively. Net foreign exchange (losses) gains reflected in our operating results were ($1.0) million, ($0.2) million and $0.3 million in 2006, 2005 and 2004, respectively.

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

Contractual Obligations and Off Balance Sheet Arrangements

As of December 31, 2006, our contractual cash obligations associated with lease obligations is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations	$18,465	$5,762	$5,783	$3,745	$3,175

We entered into a software licensing agreement in 2005 which requires us to pay an additional $1.3 million in 2007 for the right to distribute a vendor’s software as part of our workforce optimization solution. This amount has been recorded as an accrued liability as of December 31, 2006. Imputed interest expense associated with the payment is not significant.

On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between the two companies. As part of the final settlement, Witness paid $8.25 million to IEX’s parent company in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012.

On October 2, 2006, we acquired Demos, a leading productivity solution provider for the financial services industry. The total purchase consideration in 2006 for Demos was cash of approximately $6.3 million, including $0.3 million earned in 2006 as part of the potential for an earn-out of approximately $18 million based on the growth of the business over the next several years.

As of December 31, 2006, we did not have any other material contractual commitments or any off-balance sheet arrangements.

Item 7A.                Qualitative and Quantitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this Annual Report for a discussion of market risk.

Item 8.                        Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with related notes and the reports of KPMG LLP, our independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported accurately and within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2006, under the supervision and the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting on page F-2 hereof.

Changes in Internal Control.   There was no change in internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of implementing the following remediation steps to address the material weaknesses referenced above:

•       Create a detailed acquisition accounting checklist in order to ensure purchase price consideration is properly measured and recorded;

•       Revise our policies and procedures related to our review of the tax provision to provide for sufficient analysis of the accounting for valuation allowances established in a business combination.  Specifically, revise the review procedures performed by our tax professionals and outside consultants to ensure applicable issues are appropriately considered;

•       Formalize our review procedures over the allowance for uncollectible accounts to ensure aged receivables and specific customer collection issues are appropriately considered when estimating and recording the allowance for uncollectible accounts; and

•       Formalize our policies and procedures related to the recognition of deferred revenue, including enhanced monitoring of aged deferred revenues associated with certain service projects, as well as certain accounting policies related to maintenance contracts.

Management’s Report on Internal Control over Financial Reporting.   See Part IV, Item 15 page F-2 for Management’s Report on Internal Control Over Financial Reporting.

Item 9B.               Other Information

Effective December 6, 2006, Mr. David Gould voluntarily agreed to step down as the Chairman of the Company’s Board of Directors and was replaced by Mr. Dan Lautenbach, a member of the Company’s Board of Directors since 2002. Effective January 3, 2007, Mr. David Gould voluntarily resigned from his position as Chief Executive Officer of the Company and as a member of the Company’s  Board of Directors and was replaced by Mr. Nicholas Discombe, who has served as the Company’s President and Chief Operating Officer since April 2003. Pursuant to an agreement dated January 3, 2007 and later amended on February 2, 2007, Mr. Gould will continue as an employee until April 30, 2007. Upon termination of employment, Mr. Gould will be entitled to separation payments of $29,333 per month for 12 months. In return, Mr. Gould agreed to the termination of his employment agreement and change in control agreement.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of this fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2007 Annual Meeting of Stockholders proposed to be held on June 15, 2007, and the information included therein is incorporated herein by reference.

Item 10.                 Directors, Executive Officers and Corporate Governance

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Audit Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.	Financial Statements
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
3.	Signatures

(b)          Exhibits

Exhibit Number	Description
2.1(12)

Merger Agreement and Plan of Reorganization by and among Witness Systems, Inc., Baron Acquisition Corporation, Blue Pumpkin Software, Inc., and, solely with respect to Article VIII and Article IX, Laurence R. Hootnick as Shareholder Agent and The U.S. Stock Transfer Corporation as Depository Agent dated December 16, 2004

2.2(18)	Agreement and Plan of Merger among Verint Systems Inc., White Acquisition Corporation and the Company dated February 11, 2007
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
3.3(7)	Form of Certificate of Designation for Series A Junior Participating Preferred Stock
4.1(2)	See Exhibit 3.1 for provisions of the Fifth Amended and Restated Certificate of Incorporation of the Company defining rights of the holders of Common Stock of the Company.
4.2(4)	See Exhibit 3.2 for provisions of the Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company
4.3(1)	Specimen Stock Certificate
4.4(7)

Form of Rights Agreement, dated October 25, 2002, between the Company and SunTrust Bank which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C

4.5(17)	Amendment to Rights Agreement entered into as of February 11, 2007 between the Company and Computershare Trust Company, N.A

Exhibit Number	Description
10.1(3)	Lease Agreement between the Company and Colonial Center at Mansell Overlook/Colonial Business Center dated July 28, 2000
10.2(9)	Lease Agreement between Eyretel plc and Cornhill Insurance plc at Kings Court dated December 24, 1999
10.3(13)	Lease Agreement between the Company and Mission Towers, LLC at Freedom Circle Drive dated February 18, 2005
10.4(1)	Amended and Restated Stock Incentive Plan of the Company
10.5(2)	Amendment No. 1 to the Company’s Amended and Restated Stock Incentive Plan
10.6(9)	Amendment No. 2 to the Company’s Amended and Restated Stock Incentive Plan
10.7(5)	Form of Stock Option Grant Certificate
10.8(4)	Employee Stock Purchase Plan of the Company
10.11(9)	Director and Key Executive Stock Ownership Incentive Policy
10.12(13)	Form of Inducement Grant for Employees of Blue Pumpkin
10.13(1)	Employment Agreement entered into between David B. Gould and the Company effective February 2, 1999
10.14(1)	Amendment No. 1 to Employment Agreement entered into between David B. Gould and the Company, dated as of August 2, 1999
10.15(1)	Restricted Stock Award Agreement dated March 31, 1999, between the Company and David Gould
10.16(8)	Employment Agreement entered into between Nicholas S. Discombe and the Company, dated as of June 29, 2003
10.17(9)	2003 Broad Based Option Plan
10.18(9)	2003 Non-Employee Director Stock Option Plan
10.19(1)	Form of Indemnification Agreement for executive officers and directors of the Company
10.20(11)	Form of Change of Control Agreement entered into with certain senior officers of the company
10.21(1)	Subsidiary License and Distribution Agreement
10.22(6)	Loan and Security Agreement between the Company and Silicon Valley Bank dated April 3, 2002
10.23(6)	Loan Modification Agreement between the Company and Silicon Valley Bank dated November 12, 2002
10.24(6)	Revolving Promissory Note between the Company and Silicon Valley Bank dated November 12, 2002
10.25(9)	Second Loan Modification Agreement between the Company and Silicon Valley Bank dated May 14, 2003

Exhibit Number	Description
10.26(9)	Third Loan Modification Agreement between the Company and Silicon Valley Bank dated November 13, 2003
10.27(10)	Fourth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 8, 2004
10.28(10)	Fifth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2004
10.29(13)	Sixth Loan Modification Agreement between the Company and Silicon Valley Bank dated January 12, 2005
10.30(14)	Seventh Loan Modification Agreement between the Company and Silicon Valley Bank dated March 10, 2005
10.31(14)	Amended and Restated Stock Incentive Plan
10.32(14)	Amended and Restated Stock Incentive Plan
10.33(15)	Eight Loan Modification Agreement between the Company and Silicon Valley Bank dated March 31, 2005
10.34(15)	Amended and Restated Stock Incentive Plan
10.35(15)	Amended and Restated Stock Incentive Plan
10.36(16)	Amendment No.1 to the Witness Systems, Inc. Amended and restated Stock Incentive plan
10.37(16)	Amended & Restated Employee Stock Purchase Plan.
10.38(16)	Form of Inducement Grant for Contractors who will become employee of Witness Systems Software India PVT Ltd
10.39(17)	Separation and Release Agreement entered into as of January 3, 2007 between the Company and David Gould
10.40(18)	First Amendment to Separation and Release Agreement entered into as of February 2, 2007 between the Company and David Gould
10.41*	Tenth Loan Modification Agreement between the Company and Silicon Valley Bank dated March 8, 2007
21.1*	List of subsidiaries
23.1*	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements Schedule
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Independent Business Valuation Experts
31.1*	Certificate of the Chief Executive Officer
31.2*	Certificate of the Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13) Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(14) Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005

(15) Incorporated by reference to exhibits previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005

(16) Incorporated by reference to exhibits previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

(17) Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on January 9, 2007

(18) Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on February 15, 2007

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

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2006, we did not maintain effective control over financial reporting, due to the following material weaknesses:

(1)         We did not have effective policies and procedures to provide for appropriate consideration of all payments made to the selling shareholders in a business combination. This deficiency resulted in a material error in our preliminary 2006 Consolidated Financial Statements.

(2)         We did not have policies and procedures sufficiently detailed to ensure appropriate accounting for the reduction of deferred income tax asset valuation allowances established as part of a business combination. As a result, there were material errors in goodwill and income tax expense in our preliminary 2006 Consolidated Financial Statements.

(3)         Our evaluation and review of the allowance for uncollectible accounts receivable was not sufficiently thorough and objective to ensure accounts receivable were recorded at their net realizable value. Specifically, our evaluation and review of the allowance for uncollectible accounts receivable did not adequately consider the aging of certain receivables and specific customer collection issues that existed at December 31, 2006. As a result, there were errors in accounts receivable and operating expenses in our preliminary 2006 Consolidated Financial Statements.

(4)         Our policies and procedures over the recognition of deferred revenue from maintenance and other service contracts were not sufficient to ensure that revenue was recognized in the appropriate period in accordance with U.S. generally accepted accounting principles. Specifically, our policies and procedures did not provide for sufficient analysis of contracts included in deferred revenue to determine the timing of recognition. This deficiency resulted in errors in revenue and deferred revenue in our preliminary 2006 Consolidated Financial Statements.

These material weaknesses result in more than a remote likelihood that a material misstatement in the annual or interim financial statements would not be prevented or detected.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears immediately after this report.

Witness Systems, Inc.
March 30, 2007

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors
Witness Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (page F-2), that Witness Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Witness Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

(1)         The Company did not have effective policies and procedures to provide for appropriate consideration of all payments made to the selling shareholders in a business combination. This deficiency resulted in a material error in the Company’s preliminary 2006 consolidated financial statements.

(2)         The Company did not have policies and procedures sufficiently detailed to ensure appropriate accounting for the reduction of deferred income tax asset valuation allowances established as part of a business combination.  As a result, there were material errors in goodwill and income tax expense in the Company’s preliminary 2006 consolidated financial statements.

(3)         Management’s evaluation and review of the allowance for uncollectible accounts receivable was not sufficiently thorough and objective to ensure accounts receivable were recorded at their net realizable value.  Specifically, management’s evaluation and review of the allowance for uncollectible accounts receivable did not adequately consider the aging of certain receivables and specific customer collection issues that existed at December 31, 2006.  As a result, there were errors in accounts receivable and operating expenses in the Company’s preliminary 2006 consolidated financial statements.

(4)         The Company’s policies and procedures over the recognition of deferred revenue from maintenance and other service contracts were not sufficient to ensure that revenue was recognized in the appropriate period in accordance with U.S. generally accepted accounting principles.  Specifically, the Company’s policies and procedures did not provide for sufficient analysis of contracts included in deferred revenue to determine the timing of recognition.  This deficiency resulted in errors in revenue and deferred revenue in the Company’s preliminary 2006 consolidated financial statements.

Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.

In our opinion, management’s assessment that Witness Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Witness Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Witness Systems, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 30, 2007, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 30, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors
Witness Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Witness Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Witness Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Also, as discussed in Note 1 to the Consolidated Financial Statements, effective December 31, 2006, the Company changed its method of quantifying errors by adopting Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Witness Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 30, 2007

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$73,888	$111,751
Investments	57,640	14,886
Restricted cash held in escrow	—	4,000
Accounts receivable, net of allowance of $2,990 at December 31, 2006 and $3,283 at December 31, 2005	59,668	40,218
Prepaid and other current assets	7,361	5,462
Total current assets	198,557	176,317
Intangible assets, net	41,282	36,389
Goodwill	59,130	40,319
Property and equipment, net	10,207	7,796
Deferred income tax assets	5,233	—
Other assets	10,184	3,573
	$324,593	$264,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,005	$3,795
Accrued expenses	24,256	29,651
Deferred revenue	38,799	23,756
Total current liabilities	73,060	57,202
Other long-term liabilities	5,418	4,165
Deferred income tax liabilities	638	743
Total liabilities	79,116	62,110
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 34,122,704 and 32,612,193 shares issued and outstanding at December 31, 2006 and 2005, respectively	341	326
Additional paid-in capital	282,594	251,712
Accumulated deficit	(43,971)	(52,830)
Accumulated other comprehensive income	6,513	3,076
Total stockholders’ equity	245,477	202,284
	$324,593	$264,394

See accompanying Notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Product	$85,850	$74,186	$57,620
Services	135,933	111,142	83,715
Total revenue	221,783	185,328	141,335
Cost of revenue:
Product	18,875	19,130	13,784
Services	52,662	42,361	32,645
Total cost of revenue	71,537	61,491	46,429
Gross profit	150,246	123,837	94,906
Operating expenses:
Selling, general and administrative	114,951	85,995	65,808
Research and development	33,307	26,717	20,816
Merger-related and integration costs	2,702	4,532	498
Acquired in-process research and development	760	9,000	—
Operating (loss) income	(1,474)	(2,407)	7,784
Interest and other income, net	5,180	860	1,206
Income (loss) before provision for income taxes	3,706	(1,547)	8,990
(Benefit) provision for income taxes	(3,752)	3,024	312
Net income (loss)	$7,458	$(4,571)	$8,678
Net income (loss) per share:
Basic	$0.22	$(0.17)	$0.37
Diluted	$0.20	$(0.17)	$0.33
Weighted-average common shares outstanding:
Basic	33,687	27,221	23,361
Diluted	36,533	27,221	26,084

See accompanying Notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2006, 2005 and 2004
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2003	22,170	$222	$102,724	$(56,937)	$3,986	$49,995
Exercise of stock options	2,224	22	12,993	—	—	13,015
Tax benefit on exercised stock options	—	—	214	—	—	214
Shares issued under employee stock purchase plan	82	1	688	—	—	689
Stock-based compensation expense	—	—	827	—	—	827
Comprehensive income:
Change in cumulative foreign currency translation adjustment	—	—	—	—	959	959
Change in unrealized losses on investments, net	—	—	—	—	(3)	(3)
Net income	—	—	—	8,678	—	8,678
Total comprehensive income						9,634
Balances at December 31, 2004	24,476	245	117,446	(48,259)	4,942	74,374
Exercise of stock options	1,462	14	10,434	—	—	10,448
Tax benefit on exercised stock options	—	—	222	—	—	222
Shares issued under employee stock purchase plan	69	1	1,034	—	—	1,035
Stock issuance—Blue Pumpkin	1,890	19	33,509	—	—	33,528
Sale of common stock	4,715	47	88,686			88,733
Stock-based compensation expense	—	—	381	—	—	381
Comprehensive loss:
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,875)	(1,875)
Change in unrealized gains on investments, net	—	—	—	—	9	9
Net loss	—	—	—	(4,571)	—	(4,571)
Total comprehensive loss						(6,437)
Balances at December 31, 2005	32,612	326	251,712	(52,830)	3,076	202,284
Cumulative adjustment to accumulated deficit upon adoption of SAB 108	—	—	31	1,401	—	1,432
Exercise of stock options	1,335	14	12,004	—	—	12,018
Tax benefit on exercised stock options	—	—	210	—	—	210
Stock issuance—Blue Pumpkin	183	1	3,720	—	—	3,721
Fair value of escrow shares	—	—	1,351	—	—	1,351
Shares issued under employee stock purchase plan	19	—	396	—	—	396
Cost of sale of common stock	—	—	13	—	—	13
Retired treasury stock (shares held in escrow)	(27)	—	(653)	—	—	(653)
Stock-based compensation expense	—	—	13,810	—	—	13,810
Comprehensive income:
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,446	3,446
Change in unrealized losses on investments, net	—	—	—	—	(9)	(9)
Net income	—	—	—	7,458	—	7,458
Total comprehensive income						10,895

Balances at December 31, 2006	34,122	$341	$282,594	$(43,971)	$6,513	$245,477

See accompanying Notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$7,458	$(4,571)	$8,678
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development	760	9,000	—
Amortization of intangible assets	16,204	15,201	5,911
Depreciation and amortization of property and equipment	5,798	4,394	3,175
Provision for accounts receivable	3,291	3,224	1,908
Deferred income taxes	(4,700)	2,253	—
Stock-based compensation expense	13,810	381	827
Other non-cash items, net	919	233	842
Excess tax benefits from stock-based compensation	(145)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(18,336)	(14,281)	5,068
Prepaid and other assets	(5,755)	1,511	(3,043)
Accounts payable	5,476	(2,565)	(92)
Accrued expenses	430	(1,633)	626
Deferred revenue	13,819	(4,132)	3,978
Accrued restructuring and integration costs	(243)	(2,815)	(5,085)
Net cash provided by operating activities	38,786	6,200	22,793
Cash flows from investing activities:
Capital expenditures	(7,606)	(5,746)	(3,204)
Purchases of investments	(133,575)	(14,553)	(40,076)
Proceeds from maturities of investments	89,223	—	4,500
Proceeds from sales of investments	2,768	33,625	20,440
Acquisition of Blue Pumpkin Software, Inc, net of cash acquired of $3,917	(8,250)	(37,477)	—
Acquisition of Exametric, Inc, net of cash acquired of $330	(23,101)	—	—
Acquisition of Demos Solutions, net of cash acquired of $355	(5,718)	—	—
Other acquisitions, net of cash acquired of $1,300	(13,030)	(4,256)	—
Changes in restricted cash held in escrow	4,000	(4,000)	—
Purchase of other business assets	(459)	(2,514)	—
Net cash used in investing activities	(95,748)	(34,921)	(18,340)
Cash flows from financing activities:
Proceeds from exercise of stock options	12,398	10,448	13,015
Proceeds from employee stock purchase plan	396	1,035	689
Proceeds from sale of common stock	3,620	88,733	—
Excess tax benefits from stock-based compensation	145	—	—
Other	(7)	(105)	(401)
Net cash provided by financing activities	16,552	100,111	13,303
Effect of exchange rate changes on cash	2,547	(2,280)	3,368
Net (decrease) increase in cash and cash equivalents	(37,863)	69,110	21,124
Cash and cash equivalents at beginning of year	111,751	42,641	21,517
Cash and cash equivalents at end of year	$73,888	$111,751	$42,641
Supplemental cash flow information:
Cash paid for interest	$5	$14	$—
Cash paid for income taxes	$412	$488	$245

See accompanying Notes to Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1.   Summary of Significant Accounting Policies

Business—Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services that help businesses capture customer intelligence and optimize their work performance. Our Impact 360 solution features quality monitoring, compliance and IP recording, workforce management, performance management and e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives (“CSRs”), wherever they may be located in the enterprise. Our compliance applications are designed to record high volume voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs in a contact center, branch bank or back office operations. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products. Primarily deployed in contact centers - as well as the remote, branch and back offices of global organizations, the workforce optimization solution captures, analyzes and enables users to share and act on cross-functional information across the enterprise. With Impact 360, organizations can improve interactions and the underlying back-office processes that enhance the customer experience and build customer loyalty.

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

Restricted Cash Held in Escrow—Pursuant to the Blue Pumpkin Merger Agreement discussed in Note 5, “Blue Pumpkin and Optimis Acquisitions,” cash of $4.0 million was placed in escrow on the date of acquisition. The escrow fund was established to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigation. The escrow fund is reflected as restricted cash held in escrow on our Consolidated Balance Sheet as of December 31, 2005 and was released to Witness in 2006.

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

	December 31,
	2006	2005
Computer equipment (2 years)	$12,450	$9,038
Software (2 - 3 years)	6,154	4,187
Other equipment (5 years)	5,427	4,221
Furniture and fixtures (5 years)	1,846	711
Leasehold improvements	4,048	3,354
	29,925	21,511
Less accumulated depreciation and amortization	19,718	13,715
	$10,207	$7,796

Depreciation and amortization on property and equipment was $5.8 million, $4.4 million and $3.2 million in 2006, 2005 and 2004, respectively.

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

Goodwill and Intangible Assets—Goodwill and intangible assets are accounted for in accordance with SFAS No.142, Goodwill and Intangible Assets. This statement requires that goodwill and intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that indicate that the fair value of a reporting unit or indefinite-lived intangible asset might have fallen below its carrying amount.

Revenue Recognition and Deferred Revenue—We recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is primarily derived from licensing software and providing related services including maintenance. Product revenue, which can include software and hardware, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor specific objective evidence of fair value (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. The Company reports hardware revenue gross in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because the factors indicating gross reporting outweigh the factors indicating net reporting. We recognize revenue using the residual method of accounting when customer orders contain multiple elements, including the sale of licensed software, hardware, maintenance, and professional services. We generally have VSOE for maintenance and professional services, but not for the software and hardware elements of the order. Under the residual method, services revenue, including maintenance and professional services, is deferred at an amount equal to VSOE until those elements are delivered. Consequently, product revenue for the software and hardware is recognized (i) upon delivery of those products when we have VSOE for the related maintenance and professional services sold and (ii) at an amount representing the difference between the total order amount and the amount deferred. For customer orders that include hardware, hardware revenue is accounted for as a separate unit of accounting in accordance with guidance provided in EITF No. 00-21.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expenses were $0.4 million, $0.5 million and $0.3 million in 2006, 2005 and 2004, respectively.

Research and Development Costs—Research and development costs consist primarily of personnel and consulting costs involved with product development and allocated overhead. These costs are expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility and stock-based compensation expense (in 2006).

Software Development Costs—In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be sold, leased, or Otherwise Marketed, software development costs are expensed until technological feasibility of the product has been established and are capitalized commencing upon the establishment of technological feasibility through the time of general release to customers. Amortization of software development costs begins when the product is available for general release and is amortized using the greater of: (1) the straight-line method over the expected life of the product or (2) the ratio of current product revenue to the total of current and future product revenue. At each balance sheet date, the unamortized software development costs are compared to the net realizable value of the underlying product and to the extent any unamortized capitalized costs exceed the net realizable value of the asset, those costs are written off. As of December 31, 2006, and 2005, unamortized software development costs were $1.3 million and $1.2 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets. During 2006, 2005 and 2004, $0.7 million, $0.5 million and $0.4 million in software development costs were amortized to cost of product revenue.

Merger-Related Costs and Purchase Price Contingencies—In accounting for acquisitions, we accrue for certain loss contingencies that exist at the date of acquisition. We reduce such liabilities as those contingencies are resolved or if we determine that the contingency no longer represents a probable loss. Any adjustments to these liabilities are reflected as adjustments to goodwill and/or other acquired assets to the extent information was requested but not received at the date of acquisition. Other adjustments are reflected in our results of operations, except as prescribed by EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Stock-Based Compensation—On January 1, 2006, we adopted SFAS No.123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and shares made available through the employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using Black-Scholes option-pricing model. The fair value of share-based awards is affected by stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. We adopted SFAS No. 123(R) using the modified prospective transition method. Our Consolidated Financial Statements as of December 31, 2006 reflect the impact of SFAS No. 123(R).

In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). This statement requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $13.8 million. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles

Board (“APB”) No. 25, Accounting for Stock Issued to Employees as allowed under SFAS No. 123, Accounting for Stock-Based Compensation.

The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value method as prescribed by SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Reported net (loss) income	$(4,571)	$8,678
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	381	827
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(13,597)	(9,282)
Pro forma net (loss) income	$(17,787)	$223
Net (loss) income per share:
Reported basic	$(0.17)	$0.37
Pro forma basic	$(0.65)	$0.01
Reported diluted	$(0.17)	$0.33
Pro forma diluted	$(0.65)	$0.01

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

Fair Value of Financial Instruments—At December 31, 2006 and 2005, our financial instruments included cash and cash equivalents, investments, accounts receivable and accounts payable. We believe the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values because of the short-term maturities of these instruments. Our investments are carried at fair value.

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

Net gains (losses) from foreign currency denominated transactions are included in interest and other income, net and were ($1.0) million, ($0.2) million and $0.3 million in 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the Financial Statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for us as of January 1, 2007. We are currently evaluating the impact of adopting FIN No. 48 on our financial position, cash flows, and results of operations.

In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”. This EITF requires disclosure of the accounting policy of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenue and costs) or net (excluded from revenue) basis. This EITF is effective for us as of January 1, 2007. We are currently assessing the impact of the EITF on our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective beginning on January 1, 2008. SFAS No. 157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No. 157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. We are currently assessing the impact of the SFAS No. 157 on our results of operations and financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective for fiscal years ending after November 15, 2006. SAB 108 requires the utilization of a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement method and a balance sheet method.

Upon our adoption of SAB 108 as of December 31, 2006, we determined that we needed to record a $1.4 million cumulative adjustment, net of tax of $0.5 million, to decrease our opening accumulated deficit balance for year 2006. This adjustment was to correct certain prior year differences that had previously been considered immaterial under the Company’s method of evaluating uncorrected misstatements to the 2005 and 2004 Consolidated Financial Statements, but were considered material under the dual approach. The following table reflects the matters included in this cumulative adjustment (in thousands):

Description	Cumulative adjustment	Nature and timing of the differences
Property and equipment	$835	The adjustment resulted from our capitalization policy, which was to expense fixed assets under a $2,500 threshold, consistently applied over previous periods.
Prepaid assets	93	The adjustment resulted from our accounting policy, which was to expense immaterial prepaid expenses, consistently applied over previous periods.
Accrued expenses	405	The adjustment resulted from our accrual policy, which was to accrue each year’s audit fees on a pro-rata basis throughout the year, consistently applied over previous periods.
Deferred revenue	518

The adjustment resulted from our maintenance revenue recognition policy, which was to defer the initial recognition of maintenance revenue on new orders with start dates after the first of the month, consistently applied over previous periods.

	1,851	The above adjustments include $0.2 million relating to 2004 and the remainder relates to 2005.
Tax effect	(450)
Net effect	$1,401

2.   Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$7,458	$(4,571)	$8,678
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	33,687	27,221	23,361
Dilutive effect of stock options computed using the treasury stock method	2,846	—	2,723
Diluted common shares and share equivalents outstanding	36,533	27,221	26,084
Net income (loss) per share:
Basic	$0.22	$(0.17)	$0.37
Diluted	$0.20	$(0.17)	$0.33

The total number of share equivalents excluded from the calculations of historical diluted net loss per common share for 2005 was 2,695,822 calculated using the treasury stock method. (See Note 11 for further information on stock options.) We have excluded all outstanding stock options from the calculation of diluted net loss per common share for 2005 because we reported a loss in 2005 and all such securities are anti-dilutive. In 2006, 2005 and 2004, 2,634,888, 348,467 and 461,087 stock options, respectively, were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect.

3.   Cash and Cash Equivalents and Investments

The amortized cost, gross unrealized gain (loss) and fair market value of cash and cash equivalents and investments available for sale as of December 31, 2006 and 2005 were as follows (in thousands):

		Unrealized
December 31, 2006	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$47,735	—	—	$47,735
Money market funds	11,777	—	—	11,777
Commercial paper	14,376	—	—	14,376
Total cash and cash equivalents	$73,888	—	—	$73,888
Investments:
Corporate debt securities	$16,504	$6	$(5)	$16,505
U.S. Government agency securities	8,984	—	(12)	8,972
Commercial paper	13,145		—	13,145
Certificates of deposit	2,243	—	—	2,243
Auction rate securities	16,775	—	—	16,775
Total investments	$57,651	$6	$(17)	$57,640

		Unrealized
December 31, 2005	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$17,115	—	—	$17,115
Money market funds	68,833	—	—	68,833
Commercial paper	25,803	—	—	25,803
Total cash and cash equivalents	$111,751	—	—	$111,751
Investments:
Corporate debt securities	$1,433	—	$(2)	$1,431
U.S. Government agency securities	2,326	—	—	2,326
Commercial paper	6,881	—	—	6,881
Certificates of deposit	4,248	—	—	4,248
Total investments	$14,888	—	$(2)	$14,886

At December 31, 2006, the fair market value of investments with maturity dates ranging from 91 days to one year totaled $53.6 million and an investment with a maturity date of greater than 1 year totaled $4.0 million. The unrealized holding losses of $17,000 at December 31, 2006 relates to corporate debt securities with an A plus rating and U.S. Government agency securities with fair market values of $16.5 million and $9.0 million, respectively. As of December 31, 2006, the corporate debt and U.S. Government agency have not been in a loss position for more than 12 months, and we believe this impairment to be temporary. At December 31, 2005, the fair market value of investments with remaining maturity dates ranging from 91 days to one year totaled $13.5 million and an investment with a maturity date of 13 months totaled $1.4 million. The unrealized holding losses of $2,000 at December 31, 2005 relates mainly to one corporate debt security with an A plus rating with a fair market value of $1.4 million.

We recorded interest income of $6.4 million, $1.1 million and $1.0 million during 2006, 2005 and 2004, respectively.

4.   Intangible Assets

The following tables present the components of intangible assets (in thousands):

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$44,975	$26,746	$18,229
Customer relationships	30,929	11,486	19,443
Distribution arrangements	4,360	3,287	1,073
Other intangible assets	4,197	1,660	2,537
	$84,461	$43,179	$41,282

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	$35,979	$17,762	$18,217
Customer relationships	21,506	5,558	15,948
Distribution arrangements	4,263	2,369	1,894
Other intangible assets	1,515	1,185	330
	$63,263	$26,874	$36,389

The increase in the intangible assets balances in 2006 is primarily due to acquisitions discussed in Note 6. The increase in the intangible assets balances in 2005 is due to the acquisition of Blue Pumpkin and Optimis as discussed in Note 5. The acquired technology, distribution arrangements and customer lists are being amortized using the straight-line method over one to seven years, and the other intangibles assets, which include trademarks, patents and non-compete agreements, are being amortized using the straight-line method over two to five years. The intangible assets and related amortization expenses are subject to foreign currency translation and deferred income tax adjustments. Foreign currency translation  resulted in approximately $2.1 million increase in accumulated amortization during 2006. Amortization of intangible assets included in the accompanying Consolidated Statements of Operations is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Included in:
Cost of product revenue	$7,402	$9,154	$4,441
Selling, general and administrative expense	6,738	6,047	1,470
	$14,140	$15,201	$5,911

The estimated future amortization expense of the intangible assets as of December 31, 2006 is as follows (in thousands):

2007	$16,829
2008	14,583
2009	4,266
2010	1,831
2011	1,588
$39,097

5.   Blue Pumpkin and Optimis Acquisitions

On January 24, 2005, we acquired Blue Pumpkin Software, Inc. (“Blue Pumpkin”), a privately held California corporation. With this acquisition, we expanded our workforce optimization solution to include advanced workforce management software and services solutions including forecasting, scheduling, adherence and planning applications. Pursuant to our Merger Agreement and Plan of Reorganization, dated December 16, 2004, with Blue Pumpkin (the “Blue Pumpkin Merger Agreement”), we paid $36 million in cash which was funded from our existing cash and investments and issued 1.9 million shares of Witness’ common stock valued at $33.5 million (measured based on the date the stock consideration became fixed pursuant to the application of a formula specified in the Blue Pumpkin Merger Agreement). On May 24, 2005, the shares issued in connection with the acquisition were registered for resale with the Securities and Exchange Commission. Pursuant to the Blue Pumpkin Merger Agreement, cash of $4.0 million and 210,000 shares of common stock valued at approximately $3.7 million on the date of acquisition were placed into an escrow fund to compensate Witness, subject to certain limitations, for potential losses that could result from, among other things, the IEX litigation and other specified litigations, and breaches of Blue Pumpkin’s representations, warranties or covenants in the Blue Pumpkin Merger Agreement.

On December 15, 2005, Tekelec, IEX’s parent company, and Witness reached a tentative agreement to settle all claims asserted between them. As part of the final settlement entered into in April 2006, Witness made payment of $8.25 million to Tekelec, and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012. In accordance with APB No. 21, Interest on Receivables and Payables, we recorded a $0.7 million discount representing the difference between the face value and the present value of the $3.0 million. The escrow fund was released to Witness during March 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims for losses resulting from the settlement of the IEX litigation. As part of the agreement to release the escrow, Witness issued shares of common stock for proceeds of approximately $3.1 million. These shares were issued at a discount of approximately $1.35 million, which was recorded as a charge to earnings in our Consolidated Statement of Operations for the year ended December 31, 2006.

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

The key considerations underlying the valuation of acquired in-process research and development from Blue Pumpkin are as follows: a) guidance from SFAS No. 2, Accounting for Research and Development Costs and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method; b) percent completed as of the acquisition date; c) estimated costs to date, as well as costs to complete the technology; and d) the numerous technical, cost, market, and timing risks we face before the technology becomes technologically feasible.

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

The pro forma results include adjustments for the amortization expense of intangible assets arising from the acquisition and the reversal of interest income assuming the cash portion of the purchase was paid from available cash. In addition, the pro forma results do not reflect any adjustments for IPR&D charges, because of their non-recurring nature, and cost savings and synergies that we believe would have resulted had the acquisition occurred on January 1, 2005.

On May 23, 2005, we acquired Optimis Group Limited (“Optimis”), a UK-based provider of workforce optimization software solutions. Blue Pumpkin owned a minority interest in an operating subsidiary of Optimis, the balance of which was acquired through the Optimis acquisition. We paid $5.0 million in cash and other consideration, which was financed from our existing cash and investments. Ten percent of the aggregate merger consideration was held in escrow and was released in August 2006 to Optimis shareholders. Acquisition of Optimis resulted in $5.3 million in additional goodwill.

6.   Other Acquisitions

Acquisition of Demos

On October 2, 2006, we acquired Demos, a leading productivity solution provider for the financial services industry. The total purchase consideration in 2006 for Demos was cash of approximately $6.3 million, including $0.3 million earned in 2006 as part of the potential for an earn-out of approximately $18.0 million based on the growth of the business over the next several years. Ten percent (10%) of the initial consideration plus ten percent (10%) of any earn-out earned will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date. The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties and covenants.

We commenced the consolidation of Demos on October 2, 2006 and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. The following summarizes the total preliminary purchase price for Demos (in thousands):

Cash consideration	$6,330
Direct acquisition costs	386
$6,716

Under the purchase method of accounting, the total purchase price is allocated to Demos’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation, is as follows (in thousands):

Cash and investments	$355
Other current assets	817
Property and equipment, net	100
Acquired technology	1,400
Customer relationships	3,300
Other intangible assets	700
Goodwill	822
Total assets acquired	7,494
Current liabilities	(778)
Total liabilities assumed	(778)
$6,716

Acquisition of Exametric

On October 2, 2006, we acquired Exametric, a leading software solutions company specializing in workforce management and optimization for the financial services industry. The total consideration paid for Exametric was cash of approximately $23 million. Approximately $2.4 million of the aggregate consideration will be held in escrow until October 2, 2007, or longer, if claims are brought against the escrow fund and remain pending on that date. The escrow fund will be available to indemnify Witness for losses resulting from, among other things, breaches of representations, warranties, covenants and certain transaction costs.

We commenced the consolidation of Exametric on October 2, 2006 and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. The following summarizes the total preliminary purchase price for Exametric (in thousands):

Cash consideration	$23,000
Direct acquisition costs	431
$23,431

Under the purchase method of accounting, the total purchase price is allocated to Exametric’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation, is as follows (in thousands):

Cash and investments	$330
Other current assets	1,166
Acquired technology	2,000
Customer relationships	5,300
Other intangible assets	500
Goodwill	14,848
In-process research and development	760
Other assets	94
Total assets acquired	24,998
Current liabilities	(1,239)
Deferred revenue	(328)
Total liabilities assumed	(1,567)
$23,431

The fair values of Exametric and Demos identifiable intangible assets were determined using both an income and a cost approach taking into consideration the nature, risks, historical patterns, economic characteristics, and future considerations of the assets.

Other Acquisition and Investment

In addition to the above, we acquired another company and made an investment in a technology-related company during 2006. The acquisition resulted in $4.6 million in additional goodwill. In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the investment in the technology-related company was accounted for using the cost method of accounting and is included in other assets on the Consolidated Balance Sheet as of December 31, 2006. The pro forma effect of the 2006 acquisitions were not material to our Consolidated Financial Statements.

7.   Acquisition-Related Restructuring Accruals and Merger-Related and Integration Costs

As a result of the Demos and Exametric acquisitions in 2006, we recorded $0.2 million in acquisition-related restructuring accruals related to personnel reductions. As a result of the Blue Pumpkin and Optimis acquisitions in 2005, we recorded $ 2.4 million in certain acquisition-related restructuring accruals primarily related to personnel reductions. All such costs met the criteria for accrual as outlined in EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and were included in the assets acquired and liabilities assumed in the purchase of Demos, Exametric, Blue Pumpkin, Optimis and Eyretel. The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Benefits	Facilities	Total
Accrual at December 31, 2004	$—	$2,044	$2,044
Acquisition-related restructuring accruals	1,972	462	2,434
Cash payments	(1,976)	—	(1,976)
Amounts credited to rent expenses	—	(223)	(223)
Foreign exchange translation	4	(210)	(206)
Accrual at December 31, 2005	—	2,073	2,073
Acquisition-related restructuring accruals	153		153
Cash payments	(81)		(81)
Amounts credited to rent expenses		(518)	(518)
Foreign exchange translation		216	216
Accrual at December 31, 2006	72	1,771	1,843
Less: Long-term portion	—	1,469	1,469
Current portion at December 31, 2006	$72	$302	$374

The following table summarizes all merger-related and integration costs that were charged to expense during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Exametric and Demos:
Merger-related and integration costs	$510	$—	$—
Blue Pumpkin and Optimis:
Merger-related and integration costs	2,192	4,433	203
Eyretel:
Merger-related and integration costs	—	—	(543)
Retention bonus expense	—	99	838
	$2,702	$4,532	$498

During 2006, we incurred merger-related and integration costs in the amount of $2.2 million pertaining to the acquisitions of Blue Pumpkin and Optimis. These expenses were primarily associated with legal and professional fees and a discount on shares sold to the Blue Pumpkin shareholders in connection with the IEX settlement. We also incurred merger-related and integration costs in the amount of $0.5 million pertaining to the acquisitions of Demos and Exametric. During 2005, we incurred merger-related and integration costs pertaining to the acquisitions of Blue Pumpkin and Optimis comprised primarily of legal costs, transitional employees and other contractors, and travel and advertising costs. Merger-related and integration costs incurred in 2004 totaled $0.5 million and related to the acquisition of Eyretel.

8.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued commissions, compensation and benefits	$10,661	$8,322
Other accrued acquisition liabilities	1,702	936
Legal accruals	3,172	11,759
Other accrued expenses	8,721	8,634
	$24,256	$29,651

9.   Line of Credit

In March 2007, we reduced our line of credit from $15.0 million to $2.0 million and extended the maturity date on the $2.0 million line of credit to March 2008. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% on December 31, 2006, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of December 31, 2006, we were in compliance with all bank covenants.

As of December 31, 2006, we had no amounts outstanding under the line of credit and the amount available for borrowing was $14.0 million, which was net of outstanding letters of credit of $1.0 million. The letters of credit secure the lease on our corporate headquarters facility and have decreasing schedules that ultimately expire in 2007. In addition, we have a £0.3 million ($0.6 million) letter of credit securing our leased premises in the United Kingdom.

10.   Stockholders’ Equity

Accumulated Comprehensive Income—Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2006	2005	2004
Cumulative foreign currency translation adjustments	$6,524	$3,078	$4,953
Unrealized loss on investments	(11)	(2)	(11)
	$6,513	$3,076	$4,942

Stock Repurchases—In 2002, our Board of Directors authorized a stock repurchase program to spend up to $10.0 million to repurchase our common stock. As of December 31, 2006, we had repurchased 1.0 million shares of our common stock for $3.1 million, which were retired. The Company has not repurchased its common stock since 2003 and does not presently plan to repurchase additional common stock.

Sale of Additional Shares of Common Stock—In December 2005, we issued 4.7 million additional shares of common stock resulting in $88.8 million in net proceeds.

11.   Stock-Based Compensation and Employee Benefit Plans

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. We recognize stock-based compensation expense over the awards’ vesting periods using the accelerated method as provided for by FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123.

Our net income (loss) for the years ended December 31, 2006, 2005 and 2004 includes $13.8 million, $0.4 million and $0.8 million, respectively, of stock-based compensation expense and $0.2 million in 2006, 2005 and 2004, of related income tax benefits recorded to additional paid-in-capital. Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $12.4 million, $10.5 million and $13.0 million, respectively.

As of December 31, 2006, there was $14.7 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements granted under all stock option plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

A summary of all stock option plans activity as of December 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a) 000’s
Outstanding as of December 31, 2005	8,570,696	10.98	5.5 years	$74,667
Granted	2,970,250	18.94
Exercised	(1,334,921)	8.73
Forfeited	(709,831)	16.08
Expired	(60,707)	14.61
Outstanding as of December 31, 2006	9,435,487	13.39	4.4 years	$46,046
Vested + Expected to vest as of December 31, 2006 (b)	8,458,536	$12.91	4.5 years	$44,957
Exercisable as of December 31, 2006	4,083,122	$9.76	4.7 years	$32,879

(a)           The aggregate intrinsic values were computed by applying the following formula = (market value of an option as of December 31, 2006 - the exercise price at which the option was granted) x the number of common stock options.

(b)          The number of shares vested + expected to vest as of December 31, 2006 is computed by applying the following formula = Number of shares vested as of December 31, 2006 + (shares not vested as of December 31, 2006*[100%-forfeiture rate])

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number of shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.42 - $6.00	1,994,921	5.3 years	$4.16	1,360,567	$3.60
$6.25 - $11.95	1,733,172	4.8 years	9.35	1,274,319	8.98
$12.15 - $16.97	2,700,310	4.0 years	16.05	1,048,754	15.26
$17.25 - $34.00	3,007,084	4.1 years	19.45	399,482	18.85
	9,435,487	4.4 years	$13.39	4,083,122	$9.76

The total intrinsic value of stock options exercised in 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Total intrinsic value of stock options exercised	$17,297	$17,105	$17,421

The weighted-average grant date fair value of stock options granted during 2006, 2005 and 2004 was $7.47, $7.52 and $5.77 per share, respectively. The weighted-average grant date fair values were determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected term of option(1)	3.3 years	3.5 years	2.5 years
Volatility(2)	52%	53%	88%
Forfeiture(3)	16.2%	—%	—%
Risk-free interest rate(4)	4.6%	3.9%	3.1%
Expected dividend yield	0%	0%	0%

(1)          The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The following factors were considered in estimating the expected term using the Black-Scholes model:

•       The vesting period of the awards

•       Employees’ past exercise and post-vesting employment departure behavior

•       Expected volatility of the price of the underlying share

(2)          We used 3.3 year historical stock-price volatility as the expected volatility assumption which aligns with the expected term of the options granted during the year ended December 31, 2006. We believe that historical volatility reflects our current assessment of expected volatility. Prior to 2006, we used historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma disclosure.

(3)          The forfeiture rates are determined taking into consideration historical forfeiture rates. SFAS No. 123(R) requires forfeitures be estimated at the time of option grants and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS No. 123(R), our pro forma disclosures accounted for actual forfeitures as they occurred.

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

1999 Plan—Under the 1999 Plan, we may grant shares of common stock in the form of stock options, restricted stock awards, or stock appreciation rights to employees and key persons affiliated with Witness, as defined. In 2001, our stockholders modified a provision to increase, without further approval required, the number of shares authorized each year beginning on January 1, 2002 by a number equal to the lesser of 10% of the total number of shares of common stock then outstanding or 3,000,000 shares. As of December 31, 2006, we had 1,213,942 shares available for future grant.

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

During 2005, 603,500 stock options were granted to certain Blue Pumpkin and Optimis employees as an inducement to join Witness. During 2006, 469,000 stock options were granted to certain Demos and Exametric employees as an inducement to join Witness. The inducement options are exercisable for five years from the date of grant and will first become exercisable, as to 25 percent of the total amount, after one year from the date of grant, and commencing 13 months after grant and until the end of the 47th month following grant, the options will become exercisable as to an additional two percent per month and the balance upon the 48th month following grant.

2003 Plan—In connection with the Eyretel acquisition, we established the 2003 Plan for former Eyretel employees. The 2003 Plan became effective in June 2003, allowing us to grant shares of common stock in the form of stock options. As of December 31, 2006, we had 414,333 shares available for future grant. We do not anticipate increasing the number of shares available for issuance under the 2003 Plan.

Director Plan—The Director Plan became effective in 2003, allowing us to grant non-employee members of our Board of Directors non-qualified options to purchase shares of our common stock pursuant to a formula award. As of December 31, 2006, we had 352,000 shares available for future grant.

Each plan remains in effect until the earlier of the tenth anniversary of its effective date or the date on which all reserved shares have been issued or are no longer available for use. Option vesting terms typically range from two to four years. Options granted since July 1, 2004, have five-year terms from the date of grant. Options granted prior to July 1, 2004 have ten-year terms from the date of the grant. The 1999 Plan and the 2003 Plan provide for accelerated vesting in the event that an employee is terminated without cause or for good reason following a change in control. The Director Plan provides for accelerated vesting upon a change of control. To the extent that accelerated vesting of options occurs, we may have a future charge. Our policy is to issue new shares upon share option exercise.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) allows our employees to elect up to 15% of their pay to purchase through payroll deductions shares of common stock at a price per share of 95% of the fair market value at the end of each quarterly option period. The ESPP includes a provision to increase, without further approval required, the number of shares authorized each year on January 1 by a number equal to the lesser of 2% of the total number of shares of common stock then outstanding or 900,000 shares. As of December 31, 2006, 510,952 shares of common stock have been issued under the ESPP.

Retirement Plans—We have a U.S. tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute up to 100% of eligible compensation, subject to U.S. Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions. We also have a personal savings plan (“Savings Plan”) for our United Kingdom employees. In accordance with the Inland Revenue limitations, employees are eligible to invest of up to 35% of base salary in the Savings Plan, which includes employer contributions ranging from 5% to 7% of employee compensation. We contributed $0.6 million, $0.5 million and $0.8 million to the 401(k) Plan and Savings Plan in 2006, 2005 and 2004, respectively.

Stockholder’s Rights Plan—We have a stockholder rights plan (the “Rights Plan”) which has the effect of causing substantial dilution to a person or group that attempts to acquire Witness on terms not approved by the Board of Directors. Under the Rights Plan, we issued a dividend of one right for each share of our common stock, par value of $0.01 per share, held by stockholders of record as of the close of business on November 4, 2002. Each right will entitle stockholders to purchase one unit of a share of our Series A Junior Participating Preferred Stock for $25.00. The rights generally will be exercisable only upon the occurrence of certain events, and will expire on November 4, 2012 unless earlier terminated.

Prior to entering into the Merger Agreement, on February 11, 2007, our Board of Directors adopted and approved an amendment to the Rights Plan, which amends certain sections and definitions of the Rights Plan thereby rendering the Rights Plan inapplicable to the acquisition by Verint or its affiliates of shares of Witness common stock in connection with the merger.

As a result of the amendment, (1) the preferred stock purchase rights issued under the Rights Plan will be inapplicable to the merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement, (2) the merger will not cause the rights to separate from the shares of our common stock or permit the our stockholders to exercise the rights, and (3) the preferred stock purchase rights issued under the Rights Plan will expire immediately prior to the effective time of the merger.

The Rights Plan has no present dilutive effect on our capital structure, nor does it affect reported earnings per share or change the way our shares of common stock are traded. Neither the adoption of the Rights Plan, nor the dividend distribution of the rights, was taxable to our shareholders or Witness.

Change of Control—Our senior officers, including our named executive officers, have change of control agreements, which in general, provide the officers with severance benefits in the event of a change in control as defined. The agreements provide for Witness to pay the officer a multiple of his, or her, base salary and target bonus, in a lump sum, as well as a minimum pro rata bonus for the year in which the change of control occurs, and payment of COBRA continuation coverage (for all but two officers), life insurance premiums and long-term disability insurance premiums for a fixed period of time. In addition, most of the agreements provide for a gross-up payment for U.S. federal “golden parachute” excise taxes that might result from the receipt of the severance payments. The severance payments vary by seniority, and involve multiples of 1.0 or 1.5 times the sum of base salary and bonus. In the change of control agreements other than those for our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), payments are made only if there is both a change of control of Witness and a termination of employment of the officer without cause (or a constructive termination) as determined by the terms of the respective agreements.

12.   Income Taxes

Income (losses) before income taxes from U.S. operations were ($6.5) million, ($1.3) million and $10.2 million in 2006, 2005 and 2004, respectively. Income (losses) before income taxes from foreign operations were $10.2 million, ($0.2) million and ($1.2) million in 2006, 2005 and 2004, respectively.

We recorded a provision for income tax benefit of ($3.8) million during the year ended December 31, 2006, of which ($4.7) million relates to the provision for foreign deferred taxes. Specifically, ($4.4) million relates to the release of the valuation allowance against deferred tax assets for Witness Systems Ltd. The remaining provision consists of $0.2 million for the U.S. federal alternative minimum income tax (“AMT”), $0.2 million for foreign withholding income taxes, and $0.2 million for other taxes. For the same periods during 2005 and 2004, the tax expense of $3.0 million and $0.3 million, respectively, was primarily related to deferred tax expense resulting from the release of the valuation allowance associated with the acquired deferred income tax assets of Blue Pumpkin, and foreign income tax.

The components of the provision for income tax expense for 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Federal	$209	$235	$213
State	112	—	—
Foreign	627	535	186
Total current	948	770	399
Federal deferred	—	2,454	—
Foreign deferred	(4,700)	(200)	(87)
Total deferred	(4,700)	2,254	(87)
Total	$(3,752)	$3,024	$312

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) before provision for income taxes as a result of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Computed “expected” tax expense (benefit)	$1,297	$(525)	$3,056
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(147)	(468)	256
In-process research & development	297	3,060	—
Distribution from foreign subsidiary	—	539	—
(Decrease) increase in valuation allowance for deferred income tax assets	(7,023)	467	(2,793)
Foreign tax credits	(108)	(588)	—
Research and experimentation credits	—	(500)	(665)
Nondeductible meals & entertainment	517	264	225
Nondeductible shareholder payment	528	—	—
Income tax effect attributable to foreign operations at different rates, including foreign withholding	(36)	525	162
Impact of tax rate changes	720	—	—
Other, net	203	250	71
	$(3,752)	$3,024	$312

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Allowance for doubtful accounts	$1,311	$1,498
Accrued expenses and other	3,427	617
Property and equipment depreciation	1,882	1,477
Identifiable intangible assets amortization	4,731	10,467
Stock-based compensation	4,956	1,697
Net operating losses, research and experimentation and foreign tax credits	33,499	39,884
Foreign deferred income tax assets, principally net operating losses	10,995	13,404
Gross deferred income tax assets	60,801	69,044
Valuation allowance for deferred income tax assets	(46,048)	(56,092)
Net deferred income tax assets	14,753	12,952
Deferred income tax liabilities:
Intangible assets	(10,158)	(13,695)
Net deferred income tax asset (liabilities)	$4,595	$(743)

The net change in the valuation allowance for deferred income tax assets for 2006 was a decrease of ($10.0) million, and an increase in 2005 and 2004 of $23.3 million and $4.6 million, respectively. The valuation allowance decrease in 2006 is comprised of $1.2 million for current activity, ($7.4) for the release of the valuation allowance for Witness Systems Ltd., ($2.7) million of deferred tax liabilities reducing the valuation allowance as a result of the Exametric acquisition, ($0.5) million for the adjustment under SAB 108, and other miscellaneous adjustments of ($0.5) million. Included in the valuation allowance for deferred income tax assets as of December 31, 2006 is $21.8 million from the Blue Pumpkin acquisition and $2.1 million from the Eyretel acquisition in 2003 which, when reversed, will result in the reduction of goodwill or intangible assets prior to being reflected as an income tax provision benefit. For 2006, Witness Systems Ltd. recorded a credit to other identified intangible assets in the amount of $0.8 million related to the release of a portion of its valuation allowance.

At December 31, 2006, we had federal net operating loss, federal research and experimentation credit, and foreign tax credit carryforwards for U.S. federal income tax purposes of $78.1 million, $6.3 million and $0.8 million, respectively, which expire in varying amounts beginning in the year 2011 and which, in part, may be subject to various limitations. We also have incurred net foreign losses in the amount of $30.5 million as of December 31, 2006 which are available to offset future taxable income in their respective foreign jurisdictions. These foreign losses expire in varying amounts beginning in 2006.

As of December 31, 2006, the U.S. and U.K. net operating loss carryforwards include tax deductions of approximately $42.2 million and $9.8 million, respectively, resulting from the exercise of stock options. In accordance with APB No. 25, any income tax benefit derived from these tax deductions is reflected as additional paid-in capital at the time we recognize any such income tax benefit. Under SFAS No. 123(R), any excess tax benefits not realized in 2006 (i.e. reduction to taxable income) cannot be recorded as a tax benefit (i.e cannot be reported as a deferred tax asset) until such benefits reduce the tax payable. As a result, the above excess tax benefits are being tracked separately and will be recorded when realized under the “with and without” approach.

During 2006, we also recognized as income tax expense approximately $0.2 million of AMT that would have been payable had there been no stock option deductions under the “with and without” approach as it relates to the ordering of its excess stock option deductions. Actual stock option deductions incurred for income tax purposes results in no actual payment of AMT. A “hypothetical” deferred income tax asset is created by the “hypothetical” AMT expense incurred.

Undistributed accumulated and current earnings of our foreign subsidiaries totaled approximately ($47.3) million and $10 million, respectively, at December 31, 2006. We consider those earnings reinvested indefinitely and, accordingly, provide no provision for U.S. federal and state income taxes. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to various foreign countries, however, no U.S. income taxes will be generally incurred due to net operating loss carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

World-wide annual revenue based on customer location is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$124,497	$100,817	$73,268
United Kingdom	56,543	48,804	39,166
Rest of world	40,743	35,707	28,901
Total	$221,783	$185,328	$141,335

The rest of world revenue was derived primarily from customers located in Australia, Canada, China, India and Japan. No individual customer accounted for more than 10% of consolidated revenue during 2006, 2005 or 2004, or accounts receivable at December 31, 2006 or 2005.

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	December 31,
	2006	2005
United States	$99,028	$71,430
United Kingdom	9,386	10,824
Rest of world	2,205	2,250
Total	$110,619	$84,504

14.   Commitments and Contingencies

Operating Commitments—We lease office facilities, including our corporate headquarters, and certain office furniture and equipment under various noncancelable operating lease agreements. Future minimum payments under leases with remaining terms greater than one year at December 31, 2006, and for the next five years and in the aggregate are as follows (in thousands):

December 31,
2007	$5,762
2008	2,992
2009	2,791
2010	2,159
2011	1,586
Thereafter	3,175
$18,465

Lease expense for the years ended December 31, 2006, 2005, and 2004 was $5.2 million, $5.7 million and $5.7 million, respectively.

We entered into a software licensing agreement in 2005 which requires us to pay an additional $1.3 million in 2007 for the right to distribute a vendor’s software as part of our workforce optimization solution. This amount has been recorded as accrued liabilities as of December 31, 2006. Imputed interest expense associated with the payment is not significant.

On April 6, 2006, Blue Pumpkin and IEX reached an agreement to settle all claims asserted between the parties. As part of the final settlement, Witness paid $8.25 million to IEX’s parent company, in April 2006 and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012.

On October 2, 2006, we acquired Demos, a leading productivity solution provider for the financial services industry. The total purchase consideration in 2006 for Demos was cash of approximately $6.3 million, including $0.3 million earned in 2006 as part of the potential for an earn-out of approximately $18 million based on the growth of the business over the next several years. A portion of such potential earn-out is subject to acceleration in the event there is a change in control of the Company.

Legal Proceedings—On December 11, 2002, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against Knowlagent, Inc. (“Knowlagent”), which is the assignee of United States (“U.S.”) Patent Nos. 6,324,282 B1 and 6,459,787 B2. Knowlagent has accused our eQuality Now software of infringing the above patents. We filed suit seeking a declaration that we did not and do not infringe either of the two patents listed above, as well as a declaration that the above patents are invalid and unenforceable. We also filed a claim requesting that if the patents are found to be valid, that one of our own employees be named the rightful inventor of the patents. We also requested monetary damages in an amount equal to the amount that Knowlagent has received from its use of the above patents. On December 31, 2002, Knowlagent filed its answer to our complaint as well as two counterclaims, alleging that we infringe and contribute to the infringement by others of the above patents; Knowlagent seeks both monetary damages and an injunction in connection with its counterclaim. On June 6, 2005, the Court held a claim construction hearing and issued a claim construction order on June 8, 2005. The case is now proceeding to expert discovery and summary judgment phases.

On July 20, 2004, STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE Systems, Ltd. (“NICE Ltd.”), filed a patent infringement suit in the U.S. District Court for the Southern District of New York against us (“New York Action”). The New York Action asserts that our products, including eQuality ContactStore for IP, infringe United States (“U.S.”). Patent No. 6,122,665

(“the ‘665 patent”) and seeks only injunctive, not monetary, relief. On the same day, we filed a declaratory judgment action against STS Software in the U.S. District Court for the Northern District Georgia (“Georgia Action”). We seek a declaration from the court that we have not infringed any valid claim of the ‘665 patent. By Order entered December 16, 2004, Judge Koeltl of the U.S. District Court for the Southern District of New York granted our motion to transfer the New York Action to the Northern District of Georgia, which has now consolidated the former New York Action with the Georgia Action. On July 7, 2005, the Court also granted STS leave to amend its complaint to add three patents to the dispute, namely: U.S. Patent Nos. 6,865,604; 6,871,229; and 6,880,004 (respectively, “the ‘604 patent,” “the ‘229 patent,” and “the ‘004 patent”; collectively, “the STS patents”), again seeking solely injunctive relief. We answered the first amended complaint and asserted counterclaims on July 29, 2005, collectively, through which we deny infringement of any valid claim of the STS patents and seek a declaration to that effect. The Court entered its claim construction ruling on January 16, 2007, and the case is progressing through its remaining discovery phases.

On August 30, 2004, we filed in the United States District Court for the Northern District of Georgia, Atlanta Division, a lawsuit against NICE Systems, Inc. (“NICE Inc.”), a wholly-owned subsidiary of NICE Ltd., alleging patent infringement. Specifically, we have alleged that NICE products, including the NiceUniverse products that include screen capture and synchronized screen and voice capture technologies, infringe claims of U.S. Patent Nos. 5,790,798 (“the ‘798 Patent”) and 6,510,220 (“the ‘220 Patent”), both entitled “Method and Apparatus for Simultaneously Monitoring Computer User Screen and Telephone Activity from a Remote Location.” We have sought an injunction and money damages for NICE’s infringement of these two patents. NICE Inc. has answered and counterclaimed for declaratory judgments of non-infringement and invalidity. Since then, on February 24, 2005, we filed suit against NICE Ltd. because of its infringing activities in violation of the ‘798 and ‘220 patents, including importation of the accused NICE products. By order dated April 5, 2005, the court has consolidated the NICE Inc. and NICE Ltd. actions. The Court entered its claim construction ruling on January 5, 2007, and the case is progressing through its remaining discovery phases.

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

On December 27, 2006, NICE Systems, Inc. and NICE Systems Ltd. (collectively, “NICE”), filed a declaratory judgment action against us in the U.S. District Court for the Northern District Georgia, relating to U.S. Patent No. 6,757,361 (“the ‘361 Patent”), entitled “Signal Monitoring Apparatus Analyzing Voice Communication Content.”  NICE seeks a declaration from the court that the claims of the ‘361

Patent are invalid, and that NICE has not infringed any valid claim of the ‘361 Patent. The company has moved to dismiss or stay the case while a previously filed reissue proceeding remains pending in the Patent Office. The motion remains pending.

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia (Atlanta Division) naming Witness Systems, Inc. (the “Company”) as a nominal defendant and naming all of our current Board of Directors and a number of our current officers as defendants. Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.). The complaint alleges purported violations of federal and state law, including breaches of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by the Company. The complaint seeks monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing the Company to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On November 15, 2006, the Company and the other defendants filed a motion to dismiss the complaint in its entirety on a variety of grounds, including plaintiffs’ failure to allege demand futility. Rather than respond to that Motion, plaintiffs on January 9, 2007 filed an Amended Complaint. On March 9, 2007, the Company and the other defendants filed a motion to stay or dismiss the amended complaint.

A class action securities lawsuit has been filed by an individual on August 14, 2006 claiming to be a stockholder of the Company naming the Company and certain of its Board of Directors and officers as defendants in connection with certain stock option grants made by the Company. Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.). The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. A lead plaintiff has been designated, and the Amended Complaint is due on March 26, 2007. The Company and the other defendants will respond to the complaint when appropriate.

On October 27, 2006, the Company received a notice of informal nonpublic inquiry from the Securities and Exchange Commission requesting certain documents and information relating to the company’s stock option grant practices from February 2000 to the present. We intend to cooperate fully with all matters related to this request.

On March 14, 2007, the Company was served with a complaint by Doron Aspitz, the former chief executive officer of Blue Pumpkin Software, Inc., in California Superior Court for the County of Santa Clara (Case No. 107CV078480). The complaint names the Company as defendant and purports to assert eight causes of action, for promissory estoppel, promissory fraud, negligent misrepresentation, breach of fiduciary duty, vote buying, violation of Section 17200 of the California Business and Professions Code, violation of Section 1101 of the California general Corporation Law, and unjust enrichment. The complaint purports to seek over $5.0 million in compensatory damages as well as other unquantified punitive and exemplary damages, disgorgement, and attorneys’ fees and costs. The complaint was filed on or about January 19, 2007 but no effort was made to serve the complaint until approximately mid-March 2007, and no response is presently due. The Company will respond to the complaint at an appropriate time and intends to contest the complaint vigorously.

From time to time we may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business that might impact on our financial position, our results of operations, or our cash flows.

Indemnifications and Warranties—We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of our software in its software licensing agreements. We have historically not made any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are probable and estimable. In addition, we warrant to customers that our software products operate substantially in accordance with the software product’s specifications. Historically, no material costs have been incurred related to software product warranties and no significant costs are expected in the future.

We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, we are (with certain exceptions) required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation relating to our stock option granting practices.

15.   Subsequent Events

On February 11, 2007, we entered into an Agreement and Plan of Merger (the “Merger”) with Verint Systems Inc., a Delaware corporation. At the effective time of the Merger, each outstanding share of Witness’ common stock will be converted into the right to receive $27.50 in cash, less any applicable withholding taxes and without interest. Under the Merger Agreement, each outstanding stock option of Witness that is vested at the effective time of the merger and has an exercise price below $27.50 will be cancelled and exchanged for a cash payment by Verint in an amount equal to the excess (if any) of $27.50 over the exercise price per option share multiplied by the number of shares of Witness common stock subject to such vested option. Witness stock options that are vested at the effective time of the merger and have an exercise price above $27.50 will be cancelled without payment. Each outstanding stock option of Witness that is unvested at the effective time of the merger will be assumed by Verint and will become an option to purchase shares of Verint common stock on the same terms and conditions as were applicable to the stock option immediately prior to the effective time of the merger. The number of shares of Verint common stock subject to each assumed option will be determined by multiplying the number of shares of Witness common stock that were subject to the unvested option immediately prior to the effective time of the merger by the conversion ratio set forth in the Merger Agreement, and rounding that result down to the nearest whole number of shares of Verint common stock. The per share exercise price for the assumed option will be determined by dividing the per share exercise price of the Witness common stock subject to the unvested option as in effect immediately prior to the effective time of the merger by the conversion ratio, and rounding that result up to the nearest whole cent. The conversion ratio is the ratio obtained by dividing $27.50 by the average of the closing sales prices of a share of Verint common stock as reported for the twenty consecutive trading days immediately before the closing of the merger (subject to adjustment for stock splits and dividends). The Merger Agreement does not prohibit Verint from making necessary adjustments to the conversion ratio by modifying the exercise price per share and taking such other actions as may be necessary or appropriate to comply with Section 409A of the Internal Revenue Code of 1986, as amended and preserve the intended tax treatment of each outstanding unvested option. We have agreed to freeze our employee stock purchase plan effective April 1, 2007 and to prohibit participants in the plan from increasing their payroll deductions or commencing purchase elections from those in effect on February 11, 2007. We have also agreed to terminate our employee stock purchase plan immediately as of or prior to the effective time of the merger.

Effective January 3, 2007, Mr. David Gould voluntarily resigned from his position as Chief Executive Officer of the Company and as a member of the Company’s  Board of Directors and was replaced by Mr. Nicholas Discombe, who has served as the Company’s President and Chief Operating Officer since April 2003. Pursuant to an agreement dated January 3, 2007 and later amended on February 2, 2007, Mr. Gould will continue as an employee until April 30, 2007. Upon termination of employment, Mr. Gould will be entitled to separation payments of $29,333 per month for 12 months. The amount was accrued for as of December 31, 2006. In return, Mr. Gould agreed to the termination of his employment agreement and change in control agreement. In accordance with the original terms of the standard employee option agreement, stock options held by Mr. Gould of approximately 620,000 shares continue to vest throughout his employment period. While his option agreement was not amended, in accordance with SFAS No. 123(R), we recorded $1.9 million in stock-based compensation expense in the first quarter of 2007 to reflect a defacto modification of those options.

Schedule II

Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Charged against Revenue	Charged to Expense	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$3,283	$2,045	$1,246	$(3,584)	$2,990
Year ended December 31, 2005	$3,250	$2,849	$587	$(3,403)	$3,283
Year ended December 31, 2004	2,840	1,395	513	(1,498)	3,250

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007	WITNESS SYSTEMS, INC.
	By:	/s/ WILLIAM F. EVANS
William F. Evans
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

/s/ NICK DISCOMBE	Chief Executive Officer and Director	March 30, 2007
Nick Discombe
/s/ WILLIAM F. EVANS	Executive Vice President and Chief	March 30, 2007
William F. Evans	Financial Officer
/s/ TOM BISHOP	Director	March 30, 2007
Tom Bishop
/s/ THOMAS J. CROTTY	Director	March 30, 2007
Thomas J. Crotty
/s/ JOEL G. KATZ	Director	March 30, 2007
Joel G. Katz
/s/ DAN LAUTENBACH	Chairman of the Board	March 30, 2007
Dan Lautenbach
/s/ PETER SINISGALLI	Director	March 30, 2007
Peter Sinisgalli