Form 10-Q
period 2007-03-31
WITNESS SYSTEMS INC
filed 2007-05-08
CIK 1097338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 34,923,407 shares of the registrant’s common stock were outstanding.

WITNESS SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$114,052	$73,888
Investments available for sale, at fair market value	30,493	57,640
Accounts receivable, net of allowance of $4,279 at March 31, 2007 and $2,990 at December 31, 2006	53,073	59,668
Prepaid and other current assets	8,403	7,361
Total current assets	206,021	198,557
Intangible assets, net of accumulated amortization of $47,448 at March 31, 2007 and $43,179 at December 31, 2006	36,098	41,282
Goodwill	59,987	59,130
Property and equipment, net of accumulated depreciation and amortization of $21,549 at March 31, 2007 and $19,718 at December 31, 2006	10,883	10,207
Deferred income tax assets	5,229	5,233
Other assets	10,283	10,184
	$328,501	$324,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,597	$10,005
Accrued expenses	22,327	24,256
Deferred revenue	37,173	38,799
Total current liabilities	69,097	73,060
Other long-term liabilities	5,349	5,418
Deferred income tax liabilities	436	638
Total liabilities	74,882	79,116
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; (50,000 shares of which have been designated as Series A Junior Participating Preferred Stock), no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 34,771,167 and 34,122,704 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	348	341
Additional paid-in capital	295,428	282,594
Accumulated deficit	(49,328)	(43,971)
Accumulated other comprehensive income	7,171	6,513
Total stockholders’ equity	253,619	245,477
	$328,501	$324,593

See accompanying Notes to Condensed Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product	$20,157	$19,839
Services	41,111	31,627
Total revenue	61,268	51,466
Cost of revenue:
Product	4,068	4,578
Services	15,556	11,755
Total cost of revenue	19,624	16,333
Gross profit	41,644	35,133
Operating expenses:
Selling, general and administrative	36,289	25,209
Research and development	10,051	7,978
Merger-related and integration costs	963	2,091
Operating loss	(5,659)	(145)
Interest and other income, net	1,506	1,271
(Loss) income before provision for income taxes	(4,153)	1,126
Provision for income taxes	1,204	177
Net (loss) income	$(5,357)	$949
Net (loss) income per share:
Basic	$(0.16)	$0.03
Diluted	$(0.16)	$0.03
Weighted-average common shares outstanding:
Basic	34,359	32,871
Diluted	34,359	36,648

See accompanying Notes to Condensed Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,357)	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	4,842	3,964
Stock-based compensation expense	5,863	3,146
Depreciation and amortization of property and equipment	1,799	1,134
Provision for accounts receivable	3,106	747
Deferred income taxes	(51)	(11)
Other non-cash items, net	(186)	1,200
Changes in operating assets and liabilities:
Accounts receivable	2,863	(3,960)
Prepaid and other assets	(1,680)	(1,875)
Accounts payable	(398)	2,545
Accrued expenses	(1,392)	225
Deferred revenue	(1,261)	10,416
Net cash provided by operating activities	8,148	18,480
Cash flows from investing activities:
Capital expenditures	(2,622)	(1,973)
Purchases of investments	(17,924)	(62,557)
Proceeds from maturities of investments	44,490	—
Proceeds from sales of investments	888	6,668
Restricted cash held in escrow	—	4,000
Others	(218)	—
Net cash provided by (used in) investing activities	24,614	(53,862)
Cash flows from financing activities:
Proceeds from exercise of stock options and Employee Stock Purchase Plan	6,954	5,251
Others	(5)	(105)
Proceeds from sale of common stock, net	—	3,723
Excess tax benefits from stock-based compensation	—	76
Net cash provided by financing activities	6,949	8,945
Effect of exchange rate changes on cash	453	196
Net increase (decrease) in cash and cash equivalents	40,164	(26,241)
Cash and cash equivalents at beginning of period	73,888	111,751
Cash and cash equivalents at end of period	$114,052	$85,510
Supplemental cash flow information:
Cash paid for interest	$—	$5
Cash paid for income taxes	$431	$95

See accompanying Notes to Condensed Consolidated Financial Statements.

WITNESS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1.                     Pending Acquisition of Witness Systems by Verint Systems Inc.

On February 11, 2007, we entered into an Agreement and Plan of Merger with Verint Systems Inc. (“Verint”), which provides that we will be acquired by Verint and thus no longer be a public company. If the merger contemplated by that agreement is completed, we will become a wholly-owned subsidiary of Verint. Except as otherwise expressly noted, all statements and information in this filing presume our continuation as an independent company, which will not be the case if we are acquired by Verint.

2.                     Basis of Presentation

Business—Witness Systems, Inc. (“Witness”) is a publicly traded company that provides workforce optimization software and services that help businesses capture customer intelligence and optimize their work performance. Our Impact 360 solution features quality monitoring, compliance and IP recording, workforce management, performance management and e-learning. Our quality monitoring products record multimedia interactions, including traditional voice, Web chat and email, based on user-defined business rules to enable our customers to evaluate the performance of their customer service representatives (“CSRs”), wherever they may be located in the enterprise. Our compliance applications are designed to record high volume voice conversations between CSRs and customers for purposes such as compliance recording and sales verification. Our workforce management products enable our customers to develop strategic staffing plans, deploy skilled resources and evaluate productivity of CSRs in a contact center, branch bank or back office operations. Our performance management applications provide comprehensive analytics, including performance scorecards, and reports of customer interaction and CSR performance. Our e-learning applications deliver ongoing training tailored to CSR needs and competencies. We also provide consulting and implementation services, training and support to customers that use our software products. Primarily deployed in contact centers as well as the remote, branch and back offices of global organizations, the workforce optimization solution captures, analyzes and enables users to share and act on cross-functional information across the enterprise. With Impact 360, organizations can improve interactions and the underlying back-office processes that enhance the customer experience and build customer loyalty.

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We were originally incorporated in 1988 in Georgia and were reincorporated in Delaware in 1997.

Principles of Consolidation - The unaudited interim Condensed Consolidated Financial Statements include the financial statements of Witness Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Condensed Consolidated Financial Statements herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. All adjustments were of a normal recurring nature. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These Condensed Consolidated Financial Statements should be read in conjunction with the summary of significant accounting policies and the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission.

Use of Estimates — The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

3.                     Revenue Recognition and Deferred Revenue

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

On December 15, 2005, Tekelec, IEX’s parent company, and Witness reached a tentative agreement to settle all claims asserted between them. As part of the final settlement entered into in April 2006, Witness made payment of $8.25 million to Tekelec, and agreed to make six annual payments of $0.5 million ($3.0 million in total) from April 2007 through 2012. In accordance with Accounting Principles Board (“APB”) No. 21, Interest on Receivables and Payables, we recorded a $0.7 million discount representing the difference between the face value and the present value of the $3.0 million. The escrow fund was released to Witness during March 2006 in satisfaction and settlement of claims that Witness brought against the escrow fund, including claims for losses resulting from the settlement of the IEX litigation. As part of the agreement to release the escrow, Witness issued shares of common stock for proceeds of approximately $3.1 million. These shares were issued at a discount of approximately $1.35 million, which was recorded as a charge to earnings in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.

5.                     Merger-Related and Integration Costs

During the three months ended March 31, 2007, merger-related and integration costs were $1.0 million, comprised primarily of legal and other costs associated with the pending merger with Verint. During the three months ended March 31, 2006, merger-related and integration costs of $2.1 million pertained primarily to legal, professional fees and a discount on shares sold to the Blue Pumpkin shareholders.

6.                     Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(5,357)	$949
Weighted average shares of common stock and common stock equivalents outstanding:
Basic	34,359	32,871
Dilutive effect of stock options computed using the treasury stock method	—	3,777
Diluted common shares and share equivalents outstanding	34,359	36,648
Net (loss) income per share:
Basic	$(0.16)	$0.03
Diluted	$(0.16)	$0.03

We have excluded all outstanding stock options from the calculation of diluted net loss per common share for the three months ended March 31, 2007 because we reported a loss in this period. The total number of share equivalents excluded from the calculation of historical diluted net loss per common share for the three months ended March 31, 2007 was 3,384,062 calculated using the treasury stock method. In the first quarter of 2006, 4,200 stock options were excluded from the computation of diluted earnings per share because they had exercise prices that exceeded the average fair market value of our common stock for those periods, and therefore, had an anti-dilutive effect.

7.                     Comprehensive (Loss) Income

Total comprehensive (loss) income and accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006

Net (loss) income	$(5,357)	$949
Other comprehensive income:
Foreign currency translation adjustments	646	1,241
Change in unrealized net holding gain (loss) on investments, net of tax	12	(83)
Total comprehensive (loss) income	$(4,699)	$2,107

	March 31, 2007	December 31, 2006

Cumulative foreign currency translation adjustments	$7,170	$6,524
Unrealized net holding gain (loss) on investments	1	(11)
Total accumulated other comprehensive income	$7,171	$6,513

8.                     Line of Credit

In March 2007, in anticipation of the completion of our acquisition by Verint, we reduced our line of credit from $15.0 million to $2.0 million and extended the maturity date on the $2.0 million line of credit to March 2008. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% on March 31, 2007, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit is limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of March 31, 2007, we were in compliance with all bank covenants.

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

World-wide revenue based on customer location is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

United States	$35,436	$27,669
United Kingdom	14,612	13,297
Rest of world	11,220	10,500
Total	$61,268	$51,466

The rest of world revenue was derived primarily from customers located in Australia, Canada, China, India and Japan. No individual customer accounted for more than 10% of consolidated revenue during the three months ended March 31, 2007 or 2006.

Long-lived assets, including goodwill and intangible assets, by geography are as follows (in thousands):

	March 31,	December 31,
	2007	2006

United States	$95,502	$99,028
United Kingdom	9,312	9,386
Rest of world	2,154	2,205
Total	$106,968	$110,619

10.                  Income Taxes

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. We are subject to the provisions of FIN 48 as of January 1, 2007 and have analyzed filing positions in all federal, state and foreign filing jurisdictions where we are required to file income tax returns as well as all open years in those jurisdictions. The adoption of FIN 48 did not have a material impact on our results of operations and financial position, and we believe that we have adequate support for the income tax positions taken on filed tax returns. Further, there have been no significant changes to our FIN 48 positions during the quarter ended March 31, 2007.

The Company and its subsidiaries have no U.S. federal or state income tax examinations currently in progress. We are under examination in the United Kingdom, Canada, and New Zealand for the period ended December 31, 2003, tax years 2003 and 2004, and tax years 2003 through 2005, respectively. We anticipate all such examinations will close before the end of 2007 and do not anticipate any additional tax liability as a result of these examinations. For domestic jurisdictions, our tax returns remain open for periods 1997 to 2006 as a result of net operating loss carryovers. Foreign jurisdiction tax years also remain open for examination under various foreign regulations.

Due to the nature of our tax positions and the results of recent examinations, we do not believe that any material tax benefit that will have a material impact on our effective tax rate, will be derecognized during the next 12 months. It is our policy to record interest and penalties related to income tax matters, if any, in income tax expense.

11.                  Legal Proceedings

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

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia (Atlanta Division) naming Witness Systems, Inc. (the “Company”) as a nominal defendant and naming all of our current Board of Directors and a number of our current officers as defendants. Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.). The complaint alleges purported violations of federal and state law, including breaches of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by the Company. The complaint seeks monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing the Company to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. Plaintiffs filed an Amended Complaint on January 9, 2007. Defendants moved to dismiss the Amended Complaint on March 9, 2007, arguing, inter alia, that the case should be stayed or dismissed because the Company’s announced cash-out merger with Verint Systems Inc. (expected to close during the second quarter of 2007) would eliminate plaintiff’s standing to pursue a derivative action on behalf of the Company’s shareholders. Plaintiffs responded by filing, on April 6, 2007 a motion for leave to file a proposed Second Amended Complaint, which purports to bring four new direct claims as a putative class action for breach of fiduciary duty, abuse of control, gross mismanagement, and constructive fraud. Defendants filed an opposition to the motion for leave to amend on May 4, 2007.

On August 14, 2006, a putative class action securities lawsuit was filed by an individual claiming to be a stockholder of the Company and naming the Company and certain of its Board of Directors and officers as defendants in connection with certain stock option grants made by the Company. Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.). The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. On January 25, 2007, the Court granted an unopposed motion by “Witness Systems Investor Group” for an order consolidating all later-filed securities class actions, appointing the Group as Lead Plaintiff, and approving its selection of Motley Rice LLC and Kahn Gauthier Swick LLC as Co-Lead Counsel. A Consolidated Amended Complaint was filed on April 6, 2007, adding a claim under Section 20(a) of the Exchange Act and naming the Company’s auditor, KPMG LLP, as an additional defendant. The Company and its Board of Directors intend to review the allegations of the Consolidated Amended Complaint and respond when appropriate.

On October 27, 2006, the Company received a notice of informal nonpublic inquiry from the Securities and Exchange Commission requesting certain documents and information relating to the company’s stock option grant practices from February 2000 to the present. We intend to cooperate fully with all matters related to this request.

On March 14, 2007, the Company was served with a complaint by Doron Aspitz, the former chief executive officer of Blue Pumpkin Software, Inc., in California Superior Court for the County of Santa Clara (Case No. 107CV078480). The complaint names the Company as defendant and purports to assert eight causes of action, for promissory estoppel, promissory fraud, negligent misrepresentation, breach of fiduciary duty, vote buying, violation of Section 17200 of the California Business and Professions Code, violation of Section 1101 of the California General Corporation Law, and unjust enrichment. The complaint purports to seek over $5.0 million in compensatory damages as well as other unquantified punitive and exemplary damages, disgorgement, and attorneys’ fees and costs. The complaint was filed on or about January 19, 2007, but no effort was made to serve the complaint until approximately mid-March 2007. On April 12, 2007, the Company removed the action to the United States District Court for the Northern District of California. The Company subsequently filed a motion to dismiss the claims against it. After the motion to dismiss was filed, the plaintiff moved to amend the complaint to add as a defendant a resident of California and on that basis has challenged the removal and sought to have the matter remanded to California state court. The Company intends to oppose the remand and to seek dismissal. The Company intends to continue to contest the complaint vigorously.

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

12.                  Recent Accounting Pronouncements

In June 2006, the FASB issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF requires disclosure of the accounting policy of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenue and costs) or net (excluded from revenue) basis. This EITF is effective for us as of January 1, 2007. Our policy is to record any tax assessed by a governmental authority on revenue-producing transactions on a net basis. Our adoption of EITF No. 06-3 did not have material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which becomes effective beginning on January 1, 2008. SFAS No. 157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No. 157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. We are currently assessing the impact of the SFAS No. 157 on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which becomes effective beginning on January 1, 2008. SFAS No. 159 requires companies to display the fair value of assets and liabilities on the face of the balance sheet when a company elects to use fair value. We are currently assessing the impact of the SFAS No. 159 on our results of operations and financial positions.

13.                  Subsequent Events

On April 6, 2007, the plaintiffs in the shareholder derivative lawsuit filed a motion for leave to file a proposed Second Amended Complaint, which purports to bring four new direct claims as a putative class action for breach of fiduciary duty, abuse of control, gross mismanagement, and constructive fraud. Defendants filed an opposition to the motion for leave to amend on May 4, 2007.

In the putative class action securities lawsuit, the plaintiffs filed a Consolidated Amended Complaint on April 6, 2007, adding a claim under Section 20(a) of the Exchange Act and naming the Company’s auditor, KPMG LLP, as an additional defendant. The Company and its Board of Directors intend to review the allegations of the Consolidated Amended Complaint and respond when appropriate.

On May 1, 2007, our stockholders voted to adopt the Agreement and Plan of Merger pursuant to which Verint will acquire Witness. Completion of the merger remains subject to the receipt of regulatory approval in the United Kingdom and the continued satisfaction or waiver of the other conditions set forth in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Investors should carefully review the information contained in this report under the caption “Risk Factors” beginning on page 27. The following will be discussed and analyzed:

•                  Pending Acquisition of Witness Systems by Verint Systems Inc.

•                  Overview

•                  Critical Accounting Policies and Estimates

•                  Results of Operations

•                  Liquidity and Capital Resources

Pending Acquisition of Witness Systems by Verint Systems Inc.

On February 11, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verint, a Delaware corporation pursuant to which Witness expects to merge with a wholly-owned subsidiary of Verint, and thereby become a wholly-owned subsidiary of Verint (“the Merger”). At the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive $27.50 in cash, less any applicable withholding taxes.. The Merger is expected to close in the second quarter of 2007.

Except as otherwise expressly noted, all statements and information in this filing presume our continuation as an independent public company, which will not be the case if the Merger is completed.

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

We intend to continue to expand our global sales channels by entering into new reseller, distributor, OEM and similar arrangements with key vendors in the contact center workforce optimization market. During first quarter of 2007 and 2006, approximately 51% and 31%, respectively, of our license revenue has been derived from the indirect sales channel.

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

We are headquartered in Roswell, Georgia with operations in the United States, Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. During the three months ended March 31, 2007 and 2006, approximately 42% and 46%, respectively, of our revenue was derived from operations outside the United States. We had 851 full-time employees, excluding approximately 110 contractors located in the Asia-Pacific region, at March 31, 2007, compared to 668 employees, excluding approximately 164 contractors, at March 31, 2006. As of March 31, 2007, 312 of the 851 full-time employees were located outside the United States compared to 229 employees at March 31, 2006.

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

Accounting for Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and the expected benefits of net operating loss and credit carry forwards. SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Historically, we have provided a complete valuation allowance against the deferred income tax asset. We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carry forwards, and adjust our valuation allowance, if necessary. In 2006, we eliminated $7.3 million of the valuation allowance related to deferred income tax assets in the UK.

The utilization of deferred tax assets, primarily net operating loss carry forwards arising from acquisitions, generally results in a reduction in goodwill and the recognition of tax expense associated with the purchased deferred tax assets. The utilization of net operating loss carry forwards generated by the tax deduction for stock option exercises may result in an increase to additional-paid-in capital and the recognition of tax expense. Under SFAS No. 123(R), Share-Based Payment, the realization of tax benefits resulting from stock option exercises may result in an increase to additional-paid-in capital and the recognition of tax expense. Under SFAS No. 123(R), we will continue to follow the with-and-without approach and consider the impact of excess stock option deductions last when computing our income tax provision. Due to the existence of net operating loss carry forwards, $7.5 million of income tax benefits originating from stock option deductions have not reduced taxes payable and, therefore, have not been realized or recorded in 2007.

On January 1, 2007, we adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN No. 48 did not have material impact on our results of operations and financial position.

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

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No.123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees including employee stock options and employee stock purchase plan based on the grant date fair value of those awards. We determine the fair value of share-based payment awards on the date of grant using Black-Scholes option-pricing model. The fair value of share-based awards is affected by stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of SFAS No. 123(R) as of January 1, 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 were $5.9 million and $3.1 million, respectively,  which consisted of stock-based compensation expense related to employee stock options granted during the last four years (vesting period). Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation.

Results of Operations

The table below shows operating data as a percentage of total revenue for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Product	33%	39%
Services	67	61
Total revenue	100	100
Cost of revenue:
Product	7	9
Services	25	23
Total cost of revenue	32	32
Gross profit	68	68
Operating expenses:
Selling, general and administrative	59	49
Research and development	16	15
Merger-related and integration costs	2	4
Operating (loss) income	(9)	0
Interest and other income, net	2	2
(Loss) income before provision for income taxes	(7)	2
Provision for income taxes	2	0
Net (loss) income	(9)%	2%

Total revenue

Total revenue increased 19% in the first quarter of 2007, as compared to the first quarter of 2006, to $61.3 million. The increase in total revenue can be attributed to the Demos and Exametric acquisitions, and the continued growth of our business. Effective April 1, 2006, we began recognizing revenue from one OEM partner upon receipt of valid purchase orders versus royalty reports because it was determined, based on the Company’s historical experience with this particular partner, that fixed and determinable pricing exists at the time the order is placed by the partner. The number of installed customer sites grew to 4,802 as of March 31, 2007 from 4,330 sites as of March 31, 2006.

Product revenue

Product revenue includes hardware and software revenue. Although hardware sales are incidental to our business, we expect that we will continue to sell hardware to our existing customers as well as to new customers whose preference is to make joint purchases of hardware and software. It is difficult to estimate future hardware revenue due to its incidental nature.

Product revenue of $19.2 million, excluding hardware revenue of $1.0 million in the first quarter of 2007 (and $1.6 million in the same period in 2006), increased $0.9 million, or 5% in the first quarter of 2007. The increase in software revenue growth during the first quarter of 2007 is largely attributed to the Demos and Exametric acquisitions and our expanded product line, particularly Impact 360. Our Impact 360 solution consists of software products and services designed to optimize the workforce, processes and technology involved in the customer service function.

New customers accounted for 17% and 15%, respectively, of product revenue, excluding hardware revenue, during the first quarters of 2007 and 2006. We receive follow-on revenue from our customers when they purchase additional user licenses or license additional applications at existing sites and when they license our products at new sites. We expect to generate the majority of our product revenue from existing customers during 2007.

Services revenue

Services revenue, consisting of installation, training, consulting, maintenance support and reimbursable travel expenses, increased 30% to $41.1 million in the first quarter of 2007 compared to the first quarter of 2006. The increase was primarily due to installation and training services related to new product sales and to customers renewing their maintenance contracts with us thereby increasing our recurring maintenance revenue stream. The percentage of Witness customers that have renewed their maintenance contracts with us has historically exceeded 90%. We believe that maintenance contracts will be renewed at a comparable rate during 2007. We expect services revenue, in absolute dollars, to increase over time due to the compounding effect of renewals of annual maintenance contracts from existing customer sites and to remain relatively constant as a percentage of total revenue, excluding hardware revenue, in 2007.

Total cost of revenue

Total cost of revenue increased 20% to $19.6 million in the first quarter of 2007 compared to the first quarter of 2006. Expressed as a percent of revenue, gross profit margin remained constant at 68% in the first quarter of 2007 and 2006. Excluding hardware cost of revenue and the amortization of intangible assets resulting from acquisitions, gross profit margins decreased slightly to 73% in the first quarter of 2007 from 75% in the first quarter of 2006. We expect our gross profit margin, excluding hardware and amortization of intangible assets, to remain relatively constant throughout 2007.

Cost of product revenue

Cost of product revenue consists of amortization of acquired technology, hardware costs, royalties due to third parties for software components that are embedded in our software applications, amortization of capitalized software development costs and packaging costs. Amortization of acquired technology was $2.3 million in the first quarter of 2007 and 2006.

 Cost of hardware revenue was $1.0 million in the first quarter of 2007 and $1.7 million in the same period of 2006. Cost of software, increased 17% in the first quarter of 2007 compared to the same period in 2006. The quarter-over-quarter cost of software revenue fluctuation results from the royalties due to third parties for software included in our product offerings which vary period-over-period in proportion to the sales of certain software products.

Cost of services revenue

 Cost of services revenue for installation, training, consulting and maintenance services include personnel costs and related expenses and allocated overhead. Personnel costs include salaries, bonuses and benefits. Cost of services revenue increased 32% to $15.6 million in the first quarter of 2007 compared to the same period in 2006, due primarily to an increase in the number of employees engaged in customer support services. Cost of services revenue as a percentage of services revenue remained constant at 37% of total services revenue in the first quarter of 2007 and 2006. We anticipate that our services margins will remain relatively consistent throughout 2007. We expect our customer service organization to continue to grow over time and, therefore, we anticipate that our cost of services revenue, in absolute dollars, will increase as we grow our customer base.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense consists primarily of personnel costs, sales commissions, marketing programs, professional fees, the amortization of certain intangible assets and provisions for bad debt expense. SG&A expense increased 44% to $36.3 million in the first quarter of 2007 compared to the same period in 2006 due primarily to $3.1 million increase in legal expense, $2.7 million in bad debt expense, higher professional and personnel costs, and the inclusion of $1.9 million stock-based compensation expense resulting from the cancellation and de facto modification of certain stock options granted to our former CEO. Legal and professional fees during the first quarter of 2007 include $1.4 million related to the stock option review matter initially disclosed in 2006. We have Directors and Officers insurance coverage that is provided for defense fees and costs incurred in connection with the class action and derivative action made against Witness as a result of our stock option review and related restatement. We record an insurance reimbursement receivable in accordance with SFAS No. 5, Accounting for Contingencies, as amounts become probable and estimable. We expect SG&A expense to vary throughout 2007 in absolute dollars but decrease as a percentage of total revenue due to anticipated revenue growth.

Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and consulting costs to support product development, and allocated overhead. R&D costs are expensed as incurred and include software development costs incurred prior to the establishment of technological feasibility. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized over the asset’s estimated useful life to cost of product revenue. Cost of product revenue during the three months ended March 31, 2007 and 2006 includes amortization of capitalized software development costs of $0.2 million and $0.1 million, respectively. R&D expenses increased 26% to $10.1 million in the first quarter of 2007 compared to the same period in 2006, primarily due to the increased number of employees engaged in research and development activities. We expect total R&D expense to increase quarterly in absolute dollars but decrease as a percentage of total revenue during 2007.

Merger-related and Integration Costs. During the first quarter of 2007, merger-related and integration costs comprised primarily of legal and other costs associated with the pending merger with Verint.

During the first quarter of 2006, merger-related and integration costs pertained primarily to legal, professional fees and a discount on shares sold to the Blue Pumpkin shareholders.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2007 and 2006, respectively is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Interest income, net	$1,445	$1,408
Foreign currency gain (loss)	61	(137)
	$1,506	$1,271

Provision for Income Taxes

We recorded a provision for income taxes of $1.2 million and $0.2 million, respectively, in the first quarter of 2007 and 2006. The increase in tax expense primarily relates to an increase in tax provision for Witness Systems Ltd resulting from an increased pre-tax income, and the release of valuation allowance in the fourth quarter of 2006 which resulted in recognition of deferred tax expense. As of December 31, 2006, we had net operating loss carry forwards aggregating $78.1 million for U.S. income tax purposes and $31.0 million for foreign income tax purposes. We expect that the provision for income taxes in 2007 will benefit from the utilization of these net operating loss carry forwards. However, the utilization of certain net operating loss carry forwards arising from acquisitions may result in the recognition of deferred income tax expense.

Liquidity and Capital Resources

In March 2007, in anticipation of the completion of our acquisition by Verint, we reduced our line of credit from $15.0 million to $2.0 million and extended the maturity date on the $2.0 million line of credit to March 2008. At our election, borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% on March 31, 2007, or LIBOR plus 300 basis points. Borrowings under the revolving line of credit is limited to 85% of eligible accounts receivable, as defined by the agreement. The revolving line of credit is secured by all of our assets and requires compliance with various covenants, including liquidity ratios and EBITDA requirements, among others. As of March 31, 2007, we were in compliance with all bank covenants.

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

On February 11, 2007, we entered into a definitive agreement under which Verint will acquire Witness for $27.50 per share in cash, less any applicable withholding taxes. The Merger is expected to close in the second quarter of 2007.

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

Within our foreign-based operations, where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have foreign-based operations in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom that conduct transactions in either the local currency of the location or the U.S. dollar. We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. dollars for reporting purposes. Historically, these risks have been minimal, but as our international operations continue to grow, adverse currency fluctuations could have a material adverse impact on our financial results. Net foreign exchange gains (losses) were $0.1 million and ($0.1) million in the three months ended March 31, 2007 and 2006, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. This evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, as of the quarter ended March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the material weaknesses discussed below.

The following were the material weaknesses, as originally reported in our Annual Report on Form 10-K for the year ended December 31, 2006:

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

In the quarter ended March 31, 2007, management has made progress in remediating the material weaknesses by:

•       Creating a detailed acquisition accounting checklist in order to ensure purchase price consideration is properly measured and recorded;

•       Revising our policies and procedures related to our review of the income tax provision to provide for sufficient analysis of the accounting for valuation allowances established in a business combination.  Specifically, revising the review procedures performed by our tax professionals and outside consultants to ensure applicable issues are appropriately considered;

•       Formalizing our review procedures over the allowance for uncollectible accounts to ensure aged receivables and specific customer collection issues are appropriately considered when estimating and recording the allowance for uncollectible accounts; and

•       Formalizing our policies and procedures related to the recognition of deferred revenue, including enhanced monitoring of aged deferred revenues associated with certain service projects, as well as certain accounting policies related to maintenance contracts.

Since this is the first quarter of remediation, it is too early to conclude that the material weaknesses have been remediated. Management believes that the above new policies and procedures, when fully implemented, will be effective in remediating these material weaknesses.

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

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia (Atlanta Division) naming Witness Systems, Inc. (the “Company”) as a nominal defendant and naming all of our current Board of Directors and a number of our current officers as defendants. Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.). The complaint alleges purported violations of federal and state law, including breaches of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment, gross mismanagement and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by the Company. The complaint seeks monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing the Company to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. Plaintiffs filed an Amended Complaint on January 9, 2007. Defendants moved to dismiss the Amended Complaint on March 9, 2007, arguing, inter alia, that the case should be stayed or dismissed because the Company’s announced cash-out merger with Verint Systems Inc. (expected to close during the second quarter of 2007) would eliminate plaintiff’s standing to pursue a derivative action on behalf of the Company’s shareholders. Plaintiffs responded by filing, on April 6, 2007 a motion for leave to file a proposed Second Amended Complaint, which purports to bring four new direct claims as a putative class action for breach of fiduciary duty, abuse of control, gross mismanagement, and constructive fraud. Defendants filed an opposition to the motion for leave to amend on May 4, 2007.

On August 14, 2006, a putative class action securities lawsuit was filed by an individual claiming to be a stockholder of the Company and naming the Company and certain of its Board of Directors and officers as defendants in connection with certain stock option grants made by the Company. Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.). The complaint, filed in the United States District Court for the Northern District of Georgia, alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder and seeks unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. On January 25, 2007, the Court granted an unopposed motion by “Witness Systems Investor Group”

for an order consolidating all later-filed securities class actions, appointing the Group as Lead Plaintiff, and approving its selection of Motley Rice LLC and Kahn Gauthier Swick LLC as Co-Lead Counsel. A Consolidated Amended Complaint was filed on April 6, 2007, adding a claim under Section 20(a) of the Exchange Act and naming the Company’s auditor, KPMG LLP, as an additional defendant. The Company and its Board of Directors intend to review the allegations of the Consolidated Amended Complaint and respond when appropriate.

On October 27, 2006, the Company received a notice of informal nonpublic inquiry from the Securities and Exchange Commission requesting certain documents and information relating to the company’s stock option grant practices from February 2000 to the present. We intend to cooperate fully with all matters related to this request.

On March 14, 2007, the Company was served with a complaint by Doron Aspitz, the former chief executive officer of Blue Pumpkin Software, Inc., in California Superior Court for the County of Santa Clara (Case No. 107CV078480). The complaint names the Company as defendant and purports to assert eight causes of action, for promissory estoppel, promissory fraud, negligent misrepresentation, breach of fiduciary duty, vote buying, violation of Section 17200 of the California Business and Professions Code, violation of Section 1101 of the California General Corporation Law, and unjust enrichment. The complaint purports to seek over $5.0 million in compensatory damages as well as other unquantified punitive and exemplary damages, disgorgement, and attorneys’ fees and costs. The complaint was filed on or about January 19, 2007, but no effort was made to serve the complaint until approximately mid-March 2007. On April 12, 2007, the Company removed the action to the United States District Court for the Northern District of California. The Company subsequently filed a motion to dismiss the claims against it. After the motion to dismiss was filed, the plaintiff moved to amend the complaint to add as a defendant a resident of California and on that basis has challenged the removal and sought to have the matter remanded to California state court. The Company intends to oppose the remand and to seek dismissal. The Company intends to continue to contest the complaint vigorously.

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

On February 11, 2007, we signed an Agreement and Plan of Merger with Verint. Pursuant to the merger agreement, we expect to merge with a wholly owned subsidiary of Verint. If the merger contemplated by that agreement is completed Witness Systems will become a wholly owned subsidiary of Verint and we will no longer be a public company. At the effective time of the merger, each outstanding share of our common stock will be exchanged for the right to receive $27.50 in cash, less any applicable withholding taxes and without interest.

On May 1, 2007, our stockholders voted to adopt the Agreement and Plan of Merger. The Merger is subject to the receipt of regulatory approval in the United Kingdom and the continued satisfaction or waiver of the other conditions set forth in the Merger Agreement. We have made customary representations and warranties and covenants in the Merger Agreement, including covenants relating to the conduct of our business between the date of the signing of the Merger Agreement and the closing of the Merger. We anticipate that the Merger will be consummated in the second quarter of 2007.

The continued passage of time since the announcement of the merger could have an adverse effect on our revenue if customers delay, defer or cancel purchases pending consummation of the planned merger. Current and prospective customers could be reluctant to purchase our products and services due to potential uncertainty about the combined company’s product offerings and its support and servicing of our existing products. If the continued passage of time since our announcement of the merger causes our customers to delay purchase decisions pending consummation of the planned merger, our business and operating results could be materially and adversely affected. Any uncertainty surrounding the proposed merger may also cause employee turnover or impair our ability to add new employees. Any significant employee turnover or delays in hiring forecasted positions could have an adverse effect on our business and operating results.

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

An informal inquiry by the SEC relating to our stock option granting practices remains pending, as does derivative and class action litigation against the Company and certain of our Board of Directors and officers. Although we believe that we have made appropriate corrections to our prior years Consolidated Financial Statements for matters relating to stock options, we cannot rule out the possibility that these proceedings may require further adjustments to the Condended Consolidate Financial Statements and other disclosures set forth in this Quarterly Report on Form 10-Q. In addition, these proceedings are likely to result in additional legal expense that may affect our results in future periods, and may also result in diversion of management attention and other resources, as well as fines, penalties, damages and other sanctions. The U.S. Attorney’s Office for the Northern District of Georgia has also been given access to the documents and information provided by us to the SEC. Action by the SEC, the U.S. Attorney’s Office or other governmental agencies could result in civil or criminal actions against us and/or certain of our former officers, directors and/or employees and might result in monetary and other sanctions.

As discussed in Item 1, “Legal Proceedings’, of Part II of this Report, civil litigation described in the preceding paragraph includes allegations, among other, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with each of our present and former directors and officers. Under those agreements, we are (with certain exceptions) required to indemnify each such director or officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the pending litigation.

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

As of March 31, 2007, we had 11 registered trademarks in the U.S. and 13 U.S. and 3 non-U.S patents. We cannot assure you that we will file new patent or trademark applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks or copyrights will not be challenged by third parties.

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

We derived revenues of $25.8 million and $23.8 million in the first quarter of 2007 and 2006, respectively, from customers located outside the United States. Our operations outside of the United States at March 31, 2007, consisted of operations located in Australia, Brazil, Canada, China, Germany, India, Japan, Mexico, the Netherlands, Singapore, South Africa and the United Kingdom. We have also established relationships with a number of international resellers.

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

Our strategy is to continue to increase the proportion of customers served through indirect sales channels, such as select resellers and a variety of strategic marketing alliances. Product revenue, excluding hardware revenue, from our indirect sales channel represented approximately 51% and 31% of total product revenue in 2007 and 2006, respectively. We expect revenue from our indirect sales channel and, accordingly, our dependence on distribution partners, to increase as we establish relationships with companies to resell our software worldwide. We cannot assure you that we will be able to maintain productive relationships with our current partners, or that we will be able to establish similar relationships with additional resellers on a timely basis, if at all.

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

Our stock price has been volatile.

The market price of our common stock has historically been subject to significant fluctuations in response to variations in quarterly operating results and other factors. In addition, the stock market has experienced significant volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. Any announcement with respect to any adverse variance in revenue or earnings from levels generally expected by securities analysts or investors could have a significant adverse effect on the trading price of our common stock. In addition, factors such as announcements of technological innovations or new products by us, our competitors or third parties, changing conditions in the customer relationship management software market, changes in the market valuations of similar companies, loss of a major customer, additions or departures of key personnel, changes in estimates by securities analysts, announcements of extraordinary events, such as acquisitions or litigation, or general economic conditions may have an adverse effect on the market price of our common stock. With the announcement of our pending Merger with Verint pursuant to which our stockholders would receive a fixed cash price of $27.50 per share of our common stock (less any applicable withholding taxes and without interest), the market price of our common stock may depend more on developments and expectations relating to the probability and timing of completion of the Merger and may be less subject to fluctuation resulting from other changes.

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

Item 6. Exhibits

(a)	Exhibits
2.1(1)	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc.
4.1(1)	Amendment to Rights Agreement, dated as of February 11, 2007, between the Company and Compushare Trust Company, N.A.
10.1(2)	Separation and Release Agreement between the Company and David Gould, dated January 3, 2007
10.2(1)	First Amendment to Separation and Release Agreement, dated February 9, 2007, between the Company and David Gould
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)             Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on February 15, 2007.

(2)             Incorporated by reference to exhibits previously filed with the Company’s Current Report on Form 8-K on January 10, 2007.

(1)   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2007	WITNESS SYSTEMS, INC.

	BY:	/s/ Nicholas Discombe
NICHOLAS DISCOMBE
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

	BY:	/s/ William F. Evans
WILLIAM F. EVANS
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)